Form 10QSB
period 2006-06-30
SRKP 7 INC
filed 2006-08-18
CIK 1335105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One) ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 000-51476

SRKP 7, INC.
(Exact name of small business issuer as specified in its charter)
Delaware	20-2903526
(State of organization)	(IRS Employer Identification No.)
248 Route 25A, No. 2 East Setauket, New York 11733 (Address of principal executive offices)
(631) 942-7959 (Issuer’ s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2006: 26,582,185 shares of Common Stock.
Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

SRKP 7, INC

-i-

PART I

FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and June 30, 2006 (unaudited)

Condensed Consolidated Balance Sheets -

December 31, 2005 and June 30, 2006 (unaudited)	2

Condensed Consolidated Statements of Operations (unaudited) -

Three Months Ended June 30, 2006, Six Months Ended June 30, 2006, and August 9, 2005 (Inception) to June 30, 2006 (Cumulative)	3

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (unaudited) -	4

August 9, 2005 (Inception) to December 31, 2005, and January 1, 2006 to June 30, 2006

Condensed Consolidated Statements of Cash Flows (unaudited) -	5

Six Months Ended June 30, 2006, and August 9, 2005 (Inception) to June 30, 2006 (Cumulative)

Notes to Condensed Consolidated Financial Statements -	6

December 31, 2005 and June 30, 2006 (unaudited)

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,946	$583,590
Total current assets	4,946	583,590
Office equipment, net of accumulated depreciation of $113 at December 31, 2005 and $342 at June 30, 2006	1,026	1,034
Deferred research and development costs, net of amortization of $50,000 at June 30, 2006	—	350,000
Total assets	$5,972	$934,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$14,650	$30,608
Research and development contract liability	—	397,000
Due to stockholder	5,946	92,717
Total liabilities	20,596	520,325

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 19,021,786 shares at December 31, 2005 and 25,000,834 shares at June 30, 2006	1,902	2,500
Additional paid-in capital	(402)	664,005
Deficit accumulated during the development stage	(16,124)	(252,206)
Total stockholders’ equity (deficiency)	(14,624)	414,299
Total liabilities and stockholders’ equity (deficiency)	$5,972	$934,624

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Period from August 9, 2005 (Inception) to June 30, 2006 (Cumulative)

Revenues	$—	$—	$—

Costs and expenses:
General and administrative (including stock-based compensation to director of $79,566)	113,869	135,853	151,864
Depreciation	114	229	342
Amortization of deferred research and development costs	50,000	50,000	50,000
Reverse merger costs	45,000	50,000	50,000
Total costs and expenses	208,983	236,082	252,206
Net loss	$(208,983)	$(236,082)	$(252,206)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	19,087,490	19,054,819

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)

Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $134,360	1,973,871	197	522,742	—	522,939
Issuance of stock options to director	—	—	79,566	—	79,566
Net loss	—	—	—	(236,082)	(236,082)

Balance, June 30, 2006	25,000,834	$2,500	$664,005	$(252,206)	$414,299

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30, 2006	Period from August 9, 2005 (Inception) to June 30, 2006 (Cumulative)

Cash flows from operating activities
Net loss	$(236,082)	$(252,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	229	342
Amortization of deferred research and development costs	50,000	50,000
Stock-based compensation	79,566	79,566
Changes in operating assets and liabilities:
Increase (decrease) in -
Accounts payable and accrued expenses	15,958	30,608
Research and development contract liability	(3,000)	(3,000)
Net cash used in operating activities	(93,329)	(94,690)

Cash flows from investing activities
Purchase of office equipment	(237)	(1,376)
Net cash used in investing activities	(237)	(1,376)

Cash flows from financing activities
Proceeds from sale of common stock to founder	—	1,500
Cash acquired in reverse merger transaction	62,500	62,500
Gross proceeds from sale of common stock	657,299	657,299
Payment of private placement offering costs	(134,360)	(134,360)
Advances from stockholder	86,771	92,717
Net cash provided by financing activities	672,210	679,656

Net increase in cash	578,644	583,590
Cash at beginning of period	4,946	—
Cash at end of period	$583,590	$583,590

Supplemental disclosures of non-cash investing and financing activity:
Increase in deferred research and development costs and research and development contract liability	$400,000	$400,000

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2005 and June 30, 2006

1. Organization and Basis of Presentation

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a public “shell” company, whereby Lixte became a wholly-owned subsidiary of SRKP. For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte and do not include the historical financial results of SRKP. The stockholders’ equity section of SRKP has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred. Comparative financial statements for the interim periods ended June 30, 2005 have not been presented as Lixte, the accounting acquirer in the reverse merger transaction, was not formed until August 9, 2005. Unless the context indicates otherwise, SRKP and Lixte are hereinafter referred to as the “Company”. Management intends to change the name of SRKP to Lixte Biotechnology Holdings, Inc.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, and the results of operations and cash flows for the three months and six months ended June 30, 2006, and for the period from August 9, 2005 (inception) to June 30, 2006 (cumulative). The consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The interim financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 7, 2006.

The Company has selected December 31 as its fiscal year-end.

2. Business Operations and Summary of Significant Accounting Policies

Nature of Operations

Lixte was incorporated in Delaware on August 9, 2005 to capitalize on opportunities to develop low cost, specific and sensitive tests for the early detection of cancers to better estimate prognosis, to monitor treatment response, and to reveal targets for development of more effective treatments.

The Company’s initial focus is on developing new treatments for the most common and most aggressive type of primary brain cancer, glioblastoma multiforme (“GBM”). Lixte entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Neurological Diseases and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) to identify and evaluate drugs that target a specific biochemical pathway for GBM cell differentiation. The CRADA also covers research to determine whether expression of a component of this pathway correlates with prognosis in glioma patients.

The Company expects that its products will derive directly from its intellectual property, which will consist of patents that it anticipates will arise out of its research activities. These patents are expected to cover biomarkers uniquely associated with the specific types of cancer, patents on methods to identify drugs that inhibit growth of specific tumor types, and combinations of drugs and potential drugs and potential therapeutic agents for the treatment of specific cancers.

At June 30, 2006, the Company was considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it had not yet commenced any revenue-generating operations, did not have any cash flows from operations, and was dependent on debt and equity funding to finance its operations.

Going Concern

At June 30, 2006, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2006 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30 2006, cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of its private placement (see Note 3), selling 1,973,871 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $452,867.

Because the Company is currently engaged in research at a very early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any revenue in the next several years and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that such revenues will exceed its expenses.

Based on the proceeds received from the private placement (see Note 3), the Company may not have sufficient resources to completely fund its planned operations for the next twelve months. The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements. In the short-term, in addition to the net proceeds from the private placement, the Company estimates that it will approximately require additional funding of approximately $2,300,000. Additionally, the amount and timing of future cash requirements will depend on market acceptance of the Company’s products, if any, and the resources that the Company devotes to developing and supporting its products. The Company will need to fund these cash requirements from either one or a combination of additional financings, mergers or acquisitions, or via the sale or license of certain of its assets.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to its ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan and the Company may have to reduce the scope of its planned operations. If cash and cash equivalents are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its product development program, or obtain funds if available through strategic alliances that may require the Company to relinquish rights to certain of its technologies or discontinue its operations.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of SRKP and its wholly-owned subsidiary, Lixte. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, such cash and cash equivalents may exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business operations and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance for the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Stock- Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any modified grants during the three months and six months ended June 30, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company did not have any unvested outstanding stock options and warrants at December 31, 2005.

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, during the three months and six months ended June 30, 2005, Lixte had not been formed. Accordingly, no pro forma financial disclosure has been presented for the three months and six months ended June 30, 2005.

Information with respect to stock options and warrants issued during 2006 is presented at Note 3. A summary of stock option and warrant activity for the six months ended June 30, 2006 is shown below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options and warrants outstanding at December 31, 2005	—	$—	—
Granted	726,864	0.333	5.0
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at June 30, 2006	726,864	$0.333	5.0
Options and warrants exercisable at June 30, 2006	493,530	$0.333	5.0

Recent Accounting Pronouncements and Developments

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company adopted SFAS No. 154 effective January 1, 2006.

On September 22, 2005, the SEC issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements. On August 9, 2006, the SEC issued two releases that when adopted are designed to grant smaller public companies further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

 Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented because all warrants and stock options outstanding are anti-dilutive. The 19,021,786 shares of common stock issued to the founder of Lixte in conjunction with the closing of the reverse merger transaction on June 30, 2006 have been presented as outstanding for all periods presented.

Research and Development

Research and development costs are expensed as incurred.

Research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as deferred research and development costs on the Company’s balance sheet. Such deferred research and development costs are amortized over the life of the contractual commitment on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different amortization schedule is more appropriate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Equipment

Equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

 3. Share Exchange Agreement and Private Placement

Share Exchange Agreement

On June 30, 2006, pursuant to a Share Exchange Agreement dated as of June 8, 2006 (the “Share Exchange Agreement”) by and among SRKP, John S. Kovach (“Seller”) and Lixte, SRKP issued 19,021,786 shares of its common stock in exchange for all of the issued and outstanding shares of Lixte (the “Exchange”). Previously, on October 3, 2005, Lixte had issued 1,500 shares of its no par value common stock to its founder for $1,500, which constituted all of the issued and outstanding shares of Lixte prior to the Exchange. As a result of the Exchange, Lixte became a wholly-owned subsidiary of SRKP.

Pursuant to the Exchange, SRKP issued to the Seller 19,021,786 shares of its common stock. SRKP had a total of 25,000,834 shares of common stock issued and outstanding after giving effect to the Exchange and the 1,973,871 shares of common stock issued in the initial closing of the private placement.

As a result of the Exchange and the shares of common stock issued in the initial closing of the private placement, on June 30, 2006, the stockholders of the Company immediately prior to the Exchange owned 4,005,177 shares of common stock, equivalent to approximately 16% of the issued and outstanding shares of the Company’s common stock, and the Company is now controlled by the former stockholder of Lixte.

The Share Exchange Agreement was determined through arms-length negotiations between SRKP, the Seller and Lixte. In connection with the Exchange, the Company paid WestPark Capital, Inc. a cash fee of $50,000.

Private Placement

On June 30, 2006, concurrently with the closing of the Exchange, the Company sold an aggregate of 1,973,871 shares of its common stock to 26 accredited investors in an initial closing of its private placement at a per share price of $0.333, resulting in aggregate gross proceeds to the Company of $657,299. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the private placement exercisable at $0.333 per share and (b) an additional 2% of the number of shares sold in the private placement also exercisable at $0.333 per share. A total of 236,864 warrants were issued. Net cash proceeds to the Company, after the deduction of all private placement offering costs and expenses, were $522,939.

On July 27, 2006, the Company sold an aggregate of 1,581,351 shares of its common stock to 31 accredited investors in a second closing of the private placement at a per share price of $0.333 resulting in aggregate gross proceeds to the Company of $526,590. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the private placement exercisable at $0.333 per share and (b) an additional 2% of the number of shares sold in the private placement also exercisable at $0.333 per share. A total of 189,762 warrants were issued. Net cash proceeds to the Company were $452,867.

In conjunction with the private placement of common stock, the Company issued a total of 426,626 five-year warrants to WestPark Capital, Inc. exercisable at the per share price of the common stock sold in the private placement ($0.333 per share). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain demand registration rights (but no financial penalty associated therewith) and cashless exercise provisions. The fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $132,254 ($0.31 per share). Based on the foregoing, the warrants have been accounted for as equity.

The fair value of the aforementioned warrants was calculated using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%.

Stock Options

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations during the three months and six months ended June 30, 2006, and the remaining $41,334 will be charged to operations ratably from July 1, 2006 through June 30, 2008.

On June 30, 2006, effective with the closing of the Exchange, the Company also granted to Dr. Palmedo additional stock options to purchase 190,000 shares of common stock exercisable for a period of five years at $0.333 per share for services rendered in developing the business plan for Lixte, all of which were fully vested upon issuance. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $58,900 ($0.31 per share), and was charged to operations during the three months and six months ended June 30, 2006.

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $31,000 ($0.31 per share). The fair value of such options will be charged to operations ratably from July 1, 2006 through June 30, 2008. In accordance with EITF 96-18, options granted to committee members are valued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they will be valued one final time on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%.

4. Related Party Transactions

Since inception, Lixte’s founding stockholder has periodically made non-interest-bearing advances to the Company to meet operating expenses. At December 31, 2005 and June 30, 2006, such advances totaled $5,946 and $92,717, respectively.

Through June 30, 2006, the Company’s office facilities have been provided without charge by the Company’s President. Such costs were not material to the financial statements and accordingly, have not been reflected therein.

Through June 30, 2006, the Company’s President did not receive any compensation from the Company in view of the Company’s early stage status and limited activities. Any future compensation arrangements will be subject to the approval of the Board of Directors.

The President of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Accordingly, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such potential conflicts.

5. Common Stock and Preferred Stock

The Company’s Certificate of Incorporation provides for authorized capital of 110,000,000 shares, of which 100,000,000 shares are $0.0001 par value common stock and 10,000,000 shares are $0.0001 par value preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

6. Commitments and Contingencies

Effective March 22, 2006, Lixte entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health. The CRADA is for a term of two years from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. Pursuant to the CRADA, Lixte agreed to provide total payments of $400,000 over the term of the CRADA. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients.

Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first installment was due within 180 days of the effective date. Through June 30, 2006, Lixte had paid a total of $3,000. The remainder of the first installment of $197,000 was paid on July 6, 2006. The second installment is due within thirty days of the first anniversary of the effective date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but the Company cannot assure you that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB.

Recent Events:

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a public “shell” company, whereby Lixte became a wholly-owned subsidiary of SRKP. For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte and do not include the historical financial results of SRKP. All costs associated with the reverse merger transaction were expensed as incurred. Unless the context indicates otherwise, SRKP and Lixte are hereinafter referred to as the “Company”. Management intends to change the name of SRKP to Lixte Biotechnology Holdings, Inc.

Overview:

Lixte was incorporated in Delaware on August 9, 2005 to capitalize on opportunities to develop low cost, specific and sensitive tests for the early detection of cancers to better estimate prognosis, to monitor treatment response, and to reveal targets for development of more effective treatments.

The Company is concentrating on discovering biomarkers for common cancers for which better diagnostic and therapeutic measures are needed. For each of these diseases, a biomarker that would enable identification of the presence of cancer at a stage curable by surgery could possibly save thousands of lives annually. In addition, biomarkers specific to these diseases may also provide clues as to processes (biological pathways) that characterize specific cancer types and that may be vulnerable to drug treatment targeted to the activity of the biomarker.

The Company’s initial focus is on developing new treatments for the most common and most aggressive type of primary brain cancer, glioblastoma multiforme (“GBM”). Lixte entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Neurological Diseases and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) to identify and evaluate drugs that target a specific biochemical pathway for GBM cell differentiation. The CRADA also covers research to determine whether expression of a component of this pathway correlates with prognosis in glioma patients.

The lead scientist at NINDS collaborating with Lixte under the CRADA is Dr. Zhengping Zhuang. Dr. Zhuang is internationally recognized for his research in molecular pathology. Dr. Zhuang has four issued and two pending patents related to molecular pathology of human cancers. Dr. Zhuang recently discovered a biomarker of relevance to the growth of GBMs that Lixte believes can be used as a tool for identifying drugs that affect the growth of GBM cells. Under the CRADA, Lixte will support two persons at NIH to work under the direction of Dr. Zhuang. The goal is to identify drugs that inhibit GBM cell growth and to determine if the identified biomarker may be useful for estimation of prognosis. Lixte’s contribution to the collaborative research done by Lixte and NIH is $200,000 annually for two years to fund two research assistants expected to be at the post-doctoral level, as well as supplies and travel expenses.

Lixte sponsored the development and submission of a provisional patent application filed February 6, 2006 (the “Provisional Patent Application”) naming as co-inventors Dr. Zhuang, several other NIH investigators, and Dr. John S. Kovach. When the final patent application is filed in early 2007, the named inventors will assign their rights in the inventions to their employers, meaning that any patent (or patents) arising out of the application will be jointly owned by the U.S. Government and Lixte. Lixte is currently in negotiations with the NIH to obtain the exclusive commercial rights to the inventions covered by the Provisional Patent Application. As its research progresses, Lixte expects to file further patent applications relating to the categories of products described below. Patent applications arising out of research pursuant to the CRADA are likely to be jointly owned by Lixte and the U.S. Government. In such cases of joint ownership, Lixte will likely seek to obtain the exclusive commercial rights to those inventions

The Company expects that its products will derive directly from its intellectual property, which will consist of the Provisional Patent Application and other patents that it anticipates will arise out of its research activities. These patents are expected to cover biomarkers uniquely associated with the specific types of cancer, patents on methods to identify drugs that inhibit growth of specific tumor types, and combinations of drugs and potential drugs and potential therapeutic agents for the treatment of specific cancers.

The Company faces several potential challenges in its efforts to achieve commercial success, including raising sufficient capital to fund its business plan, achieving commercially applicable results of its research program, continued access to tissue and blood samples from cancer patients, competition from more established, well-funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than the Company.

There is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - Going Concern” below).

Critical Accounting Policies and Estimates:

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Research and Development:

Research and development costs are expensed as incurred. Research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as deferred research and development costs on the Company’s balance sheet. Such deferred research and development costs are amortized over the life of the contractual commitment on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different amortization schedule is more appropriate.

Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their grant date fair values. The Company adopted SFAS 123(R) effective January 1, 2006. Lixte did not have any stock options or warrants issued or outstanding at December 31, 2005.

Income Taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business operations and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance for the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Results of Operations - Three Months and Six Months Ended June 30, 2006:

Comparative financial statements for the interim periods ended June 30, 2005 have not been presented as Lixte, the accounting acquirer in the reverse merger transaction, was not formed until August 9, 2005.

The Company is a development stage company and has not yet commenced revenue generating operations.

General and Administrative. For the three months and six month ended June 30, 2006, general and administrative expenses were $113,869 and $135,853, respectively, which included $79,566 for the vested portion of the grant date fair value of stock options issued to a director on June 30, 2006. Significant components of general and administrative expenses to date consist of board compensation and legal and accounting fees.

Depreciation. For the three months and six months ended June 30, 2006, depreciation expense was $114 and $229, respectively.

Amortization of Deferred Research and Development Costs. Effective March 22, 2006, Lixte entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health. The CRADA is for a term of two years from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. Pursuant to the CRADA, Lixte agreed to provide total payments of $400,000 over the term of the CRADA.

The CRADA was recorded as a liability, with the related amount of such contract recorded as deferred research and development costs on the Company’s balance sheet. Such deferred research and development costs are amortized over the life of the contractual commitment on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different amortization schedule is more appropriate. Accordingly, for the three months and six months ended June 30, 2006, amortization of deferred research and development costs was $50,000.

Reverse Merger Costs. On June 30, 2006, pursuant to a Share Exchange Agreement dated as of June 8, 2006 by and among SRKP, John S. Kovach and Lixte, SRKP issued 19,021,786 shares of its common stock in exchange for all of the issued and outstanding shares of Lixte, and Lixte became a wholly-owned subsidiary of SRKP. In connection with this transaction, the Company paid WestPark Capital, Inc. a cash fee of $50,000, which was charged to operations during the three months and six months ended June 30, 2006.

Net Loss. For the three months and six months ended June 30, 2006, the Company incurred a net loss of $208,983 and $236,082, respectively.

Liquidity and Capital Resources - June 30, 2006:

Going Concern:

At June 30, 2006, the Company had not yet commenced any revenue-generating operations and was therefore considered a “development stage company”. All activity through June 30, 2006 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30 2006, cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of its private placement, selling 1,973,871 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $452,867.

Because the Company is currently engaged in research at a very early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any revenue in the next several years and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that such revenues will exceed its expenses.

Based on the proceeds received from the private placement, the Company may not have sufficient resources to completely fund its planned operations for the next twelve months. The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements. In the short-term, in addition to the net proceeds from the private placement, the Company estimates that it will approximately require additional funding of approximately $2,300,000. Additionally, the amount and timing of future cash requirements will depend on market acceptance of the Company’s products, if any, and the resources that the Company devotes to developing and supporting its products. The Company will need to fund these cash requirements from either one or a combination of additional financings, mergers or acquisitions, or via the sale or license of certain of its assets.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to its ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan and the Company may have to reduce the scope of its planned operations. If cash and cash equivalents are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its product development program, or obtain funds if available through strategic alliances that may require the Company to relinquish rights to certain of its technologies or discontinue its operations.

Operating Activities. For the six months ended June 30, 2006, operating activities utilized cash of $93,329.

The Company had working capital of $63,265 at June 30, 2006, as compared to a working capital deficiency of $15,650 at December 31, 2005, primarily as a result of the initial closing of the private placement on June 30, 2006, which generated net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, which generated net proceeds of $452,867.

Investing Activities. For the six months ended June 30, 2006, investing activities utilized net cash of $237 for the purchase of office equipment.

Financing Activities. For the six months ended June 30, 2006, financing activities provided net cash of $672,210, consisting of the gross proceeds from the sale of common stock of $657,299, the cash acquired in the reverse merger transaction of $62,500, and advances from stockholder of $86,771, reduced by the payment of private placement offering costs of $134,360.

Principal Commitments:

At June 30, 2006, the Company did not have any material commitments for capital expenditures. The Company’s principal commitment at June 30, 2006 consisted of the remaining balance of $397,000 on its research and development contract liability as summarized below, of which $197,000 was paid in July 2006 and the remaining $200,000 is due and payable in April 2007.

Effective March 22, 2006, Lixte entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health. The CRADA is for a term of two years from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. Pursuant to the CRADA, Lixte agreed to provide total payments of $400,000 over the term of the CRADA.

Off-Balance Sheet Arrangements:

At June 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements and Developments:

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company adopted SFAS No. 154 effective January 1, 2006.

On September 22, 2005, the SEC issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements. On August 9, 2006, the SEC issued two releases that when adopted are designed to grant smaller public companies further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Item 3 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management.

As of June 30, 2006, our chief executive officer and chief financial officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the quarter ended June 30, 2006.

PART II

OTHER INFORMATION

Item 6. (a) Exhibits

Exhibit No.

2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005[2]

3.2	Bylaws[2]

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by reference.
[2]	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRKP 7, INC.

Date: August 16, 2006	By:	/s/ John S. Kovach
John S. Kovach
Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)