Form 10QSB
period 2006-09-30
SRKP 7 INC
filed 2006-11-14
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 000-51476

SRKP 7, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State of organization)	20-2903526 (IRS Employer Identification No.)

248 Route 25A No. 2 East Setauket, New York 11733
(Address of principal executive offices)
(631) 942-7957
(Issuer’ s telephone number)

6 Tinker Lane, East Setauket, New York 11733 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2006: 26,582,183 shares of Common Stock.

Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

SRKP 7, INC

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Consolidated Balance Sheets -	2

December 31, 2005 and September 30, 2006 (unaudited)	2

Condensed Consolidated Statements of Operations (unaudited) -	3

Three Months Ended September 30, 2006, Nine Months Ended September 30, 2006, August 9, 2005 (Inception) to September 30, 2005 and 2005, and August 9, 2005 (Inception) to September 30, 2006 (Cumulative)	3

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (unaudited) -	4

August 9, 2005 (Inception) to December 31, 2005, and January 1, 2006 to September 30, 2006	4

Condensed Consolidated Statements of Cash Flows (unaudited) -	5

Nine Months Ended September 30, 2006 , August 9, 2005 (Inception) to September 30, 2005, and August 9, 2005 (Inception) to September 30, 2006 (Cumulative)	5

Notes to Condensed Consolidated Financial Statements -	7

December 31, 2005 and September 30, 2006 (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 6. Exhibits

Signatures

-i-

PART I

FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and September 30, 2006 (unaudited)

Condensed Consolidated Balance Sheets -

December 31, 2005 and September 30, 2006 (unaudited)

Condensed Consolidated Statements of Operations (unaudited) -

Three Months Ended September 30, 2006, Nine Months Ended September 30, 2006, August 9, 2005 (Inception) to September 30, 2005, and August 9, 2005 (Inception) to September 30, 2006 (Cumulative)

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (unaudited) -

August 9, 2005 (Inception) to December 31, 2005, and January 1, 2006 to September 30, 2006

Condensed Consolidated Statements of Cash Flows (unaudited) -

Nine Months Ended June 30, 2006, August 9, 2005 (Inception) to September 30, 2005, and August 9, 2005 (Inception) to September 30, 2006 (Cumulative)

Notes to Condensed Consolidated Financial Statements -

December 31, 2005 and September 30, 2006 (unaudited)

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,946	$723,737
Advances on research and development contract services, net	---	100,000
Prepaid insurance	---	27,552
Total current assets	4,946	851,289
Office equipment, net of accumulated depreciation of $113 at December 31, 2005 and $457 at September 30, 2006	1,026	920
Total assets	$5,972	$852,209

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$14,650	$17,229
Due to stockholder	5,946	92,717
Total current liabilities	20,596	109,946

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	---	---
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 19,021,786 shares at December 31, 2005 and 26,582,183 shares at September 30, 2006	1,902	2,658
Additional paid-in capital	(402)	1,100,689
Deficit accumulated during the development stage	(16,124)	(361,084)
Total stockholders’ equity (deficiency)	(14,624)	742,263
Total liabilities and stockholders’ equity (deficiency)	$5,972	$852,209

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006		Period from August 9, 2005 (Inception) to September 30, 2005		Period from August 9, 2005 (Inception) to September 30, 2006 (Cumulative)

Revenues	$	---	$	---	$	---	$	---

Costs and expenses:
General and administrative (including stock-based compensation to director of $8,917 and $88,483 during the three months and nine months ended September 30, 2006, respectively)		65,251		201,104		333		217,115
Depreciation		115		344		---		457
Research and development costs		50,100		100,100		---		100,100
Reverse merger costs		---		50,000		---		50,000
Interest income		(6,588)		(6,588)		---		(6,588)
Total costs and expenses		108,878		344,960		333		361,084
Net loss		$(108,878)		$(344,960)		$(333)		$(361,084)
Net loss per common share - basic and diluted		$(0.00)		$(0.02)		$(0.00)
Weighted average number of common shares outstanding - basic and diluted		26,152,469		21,458,613		19,021,786

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (unaudited)

				Additional	Deficit Accumulated During the	Total Stockholders’
	Common Stock			Paid-in	Development	Equity
	Shares	Amount		Capital	Stage	(Deficiency)

Balance, August 9, 2005 (inception)	---	$	---	$ ---	$ ---	$ ---
Shares issued to founding stockholder	19,021,786		1,902	(402)	---	1,500
Net loss	---		---	---	(16,124)	(16,124)

Balance, December 31, 2005	19,021,786		1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177		401	62,099	---	62,500
Shares issued in private placement, net of offering costs of $233,025	3,555,220		355	950,509	---	950,864
Stock-based compensation	---		---	88,483	---	88,483
Net loss	---		---	---	(344,960)	(344,960)

Balance, September 30, 2006	26,582,183		$2,658	$1,100,689	$(361,084)	$742,263

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2006		Period from August 9, 2005 (Inception) to September 30, 2005	Period from August 9, 2005 (Inception) to September 30, 2006 (Cumulative)

Cash flows from operating activities
Net loss	$(344,960)		$(333)	$(361,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	344		---	457
Stock-based compensation	88,483		---	88,483
Changes in operating assets and liabilities:
Decrease in -
Advances on research and development contract services	(100,000)		---	(100,000)
Prepaid insurance	(27,552)		---	(27,552)
Increase in -
Accounts payable and accrued expenses	2,579		---	17,229
Net cash used in operating activities	(381,106)		(333)	(382,467)

Cash flows from investing activities
Purchase of office equipment	(238)		(649)	(1,377)
Net cash used in investing activities	(238)		(649)	(1,377)

Cash flows from financing activities
Proceeds from sale of common stock to founder	---		---	1,500
Cash acquired in reverse merger transaction	62,500		---	62,500
Gross proceeds from sale of common stock	1,183,889		---	1,183,889
Payment of private placement offering costs	(233,025)		---	(233,025)
Advances from stockholder	86,771		982	92,717
Net cash provided by financing activities	1,100,135		982	1,107,581

Net increase in cash	718,791		---	723,737
Cash at beginning of period	4,946		---	---
Cash at end of period	$723,737	$	---	$723,737

(continued)

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Nine Months Ended September 30, 2006		Period from August 9, 2005 (Inception) to September 30, 2005		Period from August 9, 2005 (Inception) to September 30, 2006 (Cumulative)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$	---	$	---	$	---
Income taxes	$	---	$	---	$	---

See accompanying notes to condensed consolidated financial statements.

SRKP 7, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2005 and September 30, 2006

1. Organization and Basis of Presentation

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a public “shell” company, whereby Lixte became a wholly-owned subsidiary of SRKP. For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte and do not include the historical financial results of SRKP. The stockholders’ equity section of SRKP has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred. Comparative financial statements for the interim periods ended September 30, 2005 reflect the results of operations of Lixte for the period August 9, 2005 (inception) to September 30, 2005 as Lixte, the accounting acquirer in the reverse merger transaction, was not formed until August 9, 2005. As such, the operations of the Company during these periods, was nominal. Unless the context indicates otherwise, SRKP and Lixte are hereinafter referred to as the “Company”. On August 28, 2006, the Company advised its stockholders that the Board of Directors and majority stockholder had approved an amendment to the Company’s Certificate of Incorporation that will change the name of the corporation to Lixte Biotechnology Holdings, Inc.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, and the results of operations and cash flows for the three months and nine months ended September 30, 2006, and for the period from August 9, 2005 (inception) to September 30, 2006 (cumulative). The consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The interim financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Current Report on Form 8-K, as filed with the SEC on July 7, 2006.

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

At September 30, 2006, the Company was considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it had not yet commenced any revenue-generating operations, did not have any cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company has selected December 31 as its fiscal year-end.

Going Concern

At September 30, 2006, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2006 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30 2006, cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of its private placement (see Note 3), selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $427,925.

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

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any modified grants during the three months and nine months ended September 30, 2006.

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

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, during the period from August 9 (Inception) to  September 30, 2005, Lixte had no stock options or warrants outstanding. Accordingly, no pro forma financial disclosure has been presented for the period from August 9 (Inception) to September 30, 2005.

Information with respect to stock options and warrants issued during 2006 is presented at Note 3. A summary of stock option and warrant activity for the nine months ended September 30, 2006 is shown below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options and warrants outstanding at December 31, 2005	---	$---	---
Granted	916,626	0.333	5.00
Exercised	---	---	---
Cancelled	---	---	---
Options and warrants outstanding at September 30, 2006	916,626	$0.333	4.77
Options and warrants exercisable at September 30, 2006	683,292	$0.333	4.77

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Amounts due, pursuant to contractual commitments, on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

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

Reclassification

During the three months and nine months ended September 30, 2006, the Company reclassified contractual commitments not yet due, totaling $200,000, against the related liability and therefore, the balance sheet at September 30, 2006 only reflects amounts committed, and currently due.

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

Pursuant to the Exchange, SRKP issued to the Seller 19,021,786 shares of its common stock. SRKP had a total of 25,000,832 shares of common stock issued and outstanding after giving effect to the Exchange and the 1,973,869 shares of common stock issued in the initial closing of the private placement.

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

Private Placement

On June 30, 2006, concurrently with the closing of the Exchange, the Company sold an aggregate of 1,973,869 shares of its common stock to 26 accredited investors in an initial closing of its private placement at a per share price of $0.333, resulting in aggregate gross proceeds to the Company of $657,299. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the private placement exercisable at $0.333 per share and (b) an additional 2% of the number of shares sold in the private placement also exercisable at $0.333 per share. A total of 236,864 warrants were issued. Net cash proceeds to the Company, after the deduction of all private placement offering costs and expenses, were $522,939.

On July 27, 2006, the Company sold an aggregate of 1,581,351 shares of its common stock to 31 accredited investors in a second closing of the private placement at a per share price of $0.333 resulting in aggregate gross proceeds to the Company of $526,590. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the private placement exercisable at $0.333 per share and (b) an additional 2% of the number of shares sold in the private placement also exercisable at $0.333 per share. A total of 189,762 warrants were issued. Net cash proceeds to the Company were $427,925.

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

Stock Options

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 will be charged to operations ratably from July 1, 2006 through June 30, 2008. During the three months and nine months ended September 30, 2006, the Company recorded a charge to operations of $5,167 and $25,833, respectively, with respect to these options.

On June 30, 2006, effective with the closing of the Exchange, the Company also granted to Dr. Palmedo additional stock options to purchase 190,000 shares of common stock exercisable for a period of five years at $0.333 per share for services rendered in developing the business plan for Lixte, all of which were fully vested upon issuance. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $58,900 ($0.31 per share), and was charged to operations at June 30, 2006.

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $31,000 ($0.31 per share). The fair value of such options will be charged to operations ratably from July 1, 2006 through June 30, 2008. In accordance with EITF 96-18, options granted to committee members are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On September 30, 2006, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $30,000 ($0.30 per share) which resulted in a charge to operations of $3,750 during three months and nine months ended September 30, 2006. As the options vest, they will be valued one final time on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On September 30, 2006, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were deemed to be the same as at June 30, 2006, except for an expected life of 4.75 years.

4. Related Party Transactions

Since inception, Lixte’s founding stockholder has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At December 31, 2005 and September 30, 2006, stockholder advances totaled $5,946 and $92,717, respectively.

Through September 30, 2006, the Company’s office facilities have been provided without charge by the Company’s President. Such costs were not material to the financial statements and accordingly, have not been reflected therein.

Through September 30, 2006, the Company’s President did not receive any compensation from the Company in view of the Company’s early stage status and limited activities. Any future compensation arrangements will be subject to the approval of the Board of Directors.

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

Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first installment of $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second installment of $200,000 is due within thirty days of the first anniversary of the effective date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but the Company cannot assure you that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB.

Recent Events

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a public “shell” company, whereby Lixte became a wholly-owned subsidiary of SRKP. For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte and do not include the historical financial results of SRKP. All costs associated with the reverse merger transaction were expensed as incurred. Unless the context indicates otherwise, SRKP and Lixte are hereinafter referred to as the “Company”. On August 28, 2006, the Company advised its stockholders that the Board of Directors and majority stockholder have approved an amendment to the Company’s Certificate of Incorporation that will change the name of the corporation to Lixte Biotechnology Holdings, Inc.

Overview

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

Critical Accounting Policies and Estimates

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

Research and Development

Research and development costs are expensed as incurred. Amounts due on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their grant date fair values. The Company adopted SFAS 123R effective January 1, 2006. Lixte did not have any stock options or warrants issued or outstanding at December 31, 2005.

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

Results of Operations - Three Months and Nine Months Ended September 30, 2006

Comparative financial statements for the interim periods ended September 30, 2005 reflect the results of operations of Lixte for the period August 9, 2005 (inception) to September 30, 2005 as Lixte, the accounting acquirer in the reverse merger transaction, was not formed until August 9, 2005. As such, the operations of the Company during these periods, was nominal.

The Company is a development stage company and has not yet commenced revenue generating operations.

General and Administrative. For the three months and nine months ended September 30, 2006, general and administrative expenses were $62,251 and $201,104, respectively, which included $8,917 and $88,483 in the three months and nine months ended September 30, 2006, respectively, for the vested portion of the fair value of stock options issued to a director and certain members of the Company’s Scientific Advisory Committee on June 30, 2006. Significant components of general and administrative expenses to date consist of board compensation and legal and accounting fees.

Depreciation. For the three months and nine months ended September 30, 2006, depreciation expense was $115 and $334, respectively.

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

The current amount due pursuant to the CRADA was recorded as a liability, with the related amount of such contract recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. For the three months and nine months ended September 30, 2006, research and development costs expensed were $50,100 and $100,100, respectively.

Reverse Merger Costs. On June 30, 2006, pursuant to a Share Exchange Agreement dated as of June 8, 2006 by and among SRKP, John S. Kovach and Lixte, SRKP issued 19,021,786 shares of its common stock in exchange for all of the issued and outstanding shares of Lixte, and Lixte became a wholly-owned subsidiary of SRKP. In connection with this transaction, the Company paid WestPark Capital, Inc. a cash fee of $50,000, which was charged to operations during the nine months ended September 30, 2006.

Net Loss. For the three months and nine months ended September 30, 2006, the Company incurred a net loss of $108,878 and $334,960, respectively.

Liquidity and Capital Resources - September 30, 2006

Going Concern

At September 30, 2006, the Company had not yet commenced any revenue-generating operations and was therefore considered a “development stage company”. All activity through September 30, 2006 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30 2006, cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of its private placement, selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $427,925.

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

Operating Activities. For the nine months ended September 30, 2006, operating activities utilized cash of $381,106.

The Company had working capital of $741,343 at September 30, 2006, as compared to a working capital deficiency of $15,650 at December 31, 2005, primarily as a result of the Company’s private placement closings on June 30, 2006 and July 27, 2006, which generated net proceeds of $522,939 and $427,925, respectively.

Investing Activities. For the nine months ended September 30, 2006, investing activities utilized net cash of $238 for the purchase of office equipment.

Financing Activities. For the nine months ended September 30, 2006, financing activities provided net cash of $1,100,135, consisting of the gross proceeds from the sale of common stock of $1,183,889, the cash acquired in the reverse merger transaction of $62,500, and advances from stockholder of $86,771, reduced by the payment of private placement offering costs of $233,025.

Principal Commitments

At September 30, 2006, the Company did not have any material commitments for capital expenditures. The Company’s principal commitment at September 30, 2006 consisted of the second installment on its CRADA of $200,000 which is due and payable in April 2007.

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

Off-Balance Sheet Arrangements

At September 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

ITEM

3. CONTROLS AND PROCEDURES

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

As of September 30, 2006, our chief executive officer and chief financial officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the quarter ended September 30, 2006.

PART II

OTHER INFORMATION

ITEM 6 . EXHIBITS

Exhibit No.

2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]

2.2	Securities Purchase Agreement among the Company and the investors with respect to the sale of the Company's Common Stock[3]

2.3	Registration Rights Agreement among the Company and the investors with respect to the sale of the Company's Common Stock[3]

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005[2]

3.2	Bylaws[2]

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by reference.
[2]	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.
[3]	Filed as an Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 8, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRKP 7, INC.
Date: November 14, 2006	By:	/s/ John S. Kovach John S. Kovach Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)