Form 10KSB/A
period 2006-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2007-04-23
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

On February 6, 2006, we filed a provisional patent application  naming as co-inventors Dr. Zhuang and several other NIH investigators, and Dr. Kovach covering certain methods and classes of molecules that are expected to be the foundation of product development and commercialization efforts with respect to human brain tumors. On February 6, 2007, we filed on behalf of the NIH co-inventors and Dr. Kovach a PCT international patent including all countries participating in the Patent Cooperation Treaty (except the USA) and an identical non-provisional patent in the USA. These two patent applications contain all claims in the provisional patent of February 6, 2006 plus additional claims.

Both February 6, 2007 patent filings fall under the CRADA agreement with NINDS, NIH. Patents resulting from these applications are jointly owned by Lixte Biotechnology, Inc. and the U.S. Government. All NIH co-inventors are required to assign their rights to NIH. As specified in the CRADA agreement between us and NINDS, NIH, we are entitled to obtain an exclusive license from NIH to all claims in these patents.

Also on February 6, 2007, we filed a new US provisional application in our sole name. This application identifies a method of synthesis and documents activity against glioblastoma multiforme cell lines in vitro of a proprietary lead compound synthesized by the company. This provisional patent also describes a series of homologs of this lead compound.

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

Access to Clinical Materials

To detect and to assess the clinical relevance of biomarkers, we need access to human tissue, blood and perhaps other body fluids of patients with and without the specific types of cancer under study. On January 5, 2007 we entered into a two-year agreement with the Institute of Pathology at the University of Regensburg in Germany to receive a supply of high quality, accurately annotated tissue and blood samples for cancers other than brain cancers. This arrangement provides us with appropriate clinical samples for which permission has been obtained to study any molecular feature of the tissue for commercial purposes. This is an absolute requirement for success of a for-profit company in this field. Pursuant to the Agreement, the University will provide us with certain samples of primary cancer tissue and related biological fluids to be obtained from patients affiliated with specified types of cancer. The University will also provide certain information relating to such patients. The University is to be paid 72,000 Euros (approximately $99,702) in two installments of 36,000 Euros. The first installment was paid on March 7, 2007, and the second installment will be paid within 60 days of the earlier of (i) January 5, 2008 or (ii) the University's fulfillment of certain obligations relating to the delivery of materials.

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

We have entered into a service agreement with Regensburg University, Germany for access to “ waste ” samples of various human cancers and serum and urine from individuals with cancers. The collection, preparation, storage, and transfer of these materials are subject to the investigational review board of the University, which operates under the requirements of the Free State of Bavaria. The materials are anonymized by the personnel by the University so that the business has no way to link clinical samples to any individuals. This process is in compliance with the requirements of the CRADA and with FDA regulations concerning the study of clinical material.

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

The FDA also requires that an independent review body consider the benefits and risks of a clinical trial and grant approval for the proposed study including selecting of initial doses, plans for escalation of dose, plans for modification of dose if toxicity is encountered, plans for monitoring the well being of individuals participating in the study and for defining and measuring to the extent possible any untoward effects related to drug administration. Serious adverse effects such as life-threatening toxicities and death are immediately reportable to the review body and to the FDA. To minimize risk when studying a new drug, the initial dose is well below that expected on the basis of animal studies to cause any toxicity. No more than three patients are entered at a given dose and in general dose is not escalated within patients. Once safety is established by the absence of toxicity or low toxicity in a group of three patients, a planned higher dose is then evaluated in a subsequent group of three individuals and so on until dose limiting toxicity is encountered. The dose level producing definite but acceptable toxicity is then selected as the dose level to be evaluated in Phase II trials. Thus, the goal of Phase I studies is to determine the appropriate dose level for evaluation of drug efficacy in patients with the same type of tumor at comparable stages of progression for whom no beneficial treatment is established. The duration of a Phase I trial is generally from 4 to 9 months.

We expect to participate in clinical trials of new therapies only in partnership with an organization experienced in such undertakings. The partnering organization may be either a clinical branch of NIH or a pharmaceutical company with expertise in the conduct of clinical trials. Our present position is to take one or more of our new therapies for the treatment of glioblastoma multiforme through pre-clinical evaluation as part of our CRADA agreement with NINDS, NIH. After completing pre-clinical evaluation, we will consider partnering with NIH to conduct a phase I trial or jointly with NIH seek a third party, most probably a large pharmaceutical company to carry the new therapies into phase I trials.

After completion of phase I trials, we, potentially in partnership with NIH or on our own, would collaborate with the third party to carry new therapies found to be safe for administration to humans in the phase I trials into phase II trials.

Phase II trials test the safety and effectiveness, as well as the best estimate of the proper dose of the new therapies in a group of patients with the same type of cancer at the same stage. For our initial studies the focus will be brain tumors. The duration of phase II trials may run from 6 to 24 months. New regimens showing beneficial activity in phase II trials may then be considered for evaluation in phase III trials. Phase III trials for the evaluation of new cancer treatments are comparative trials in which the therapeutic benefit of a new regimen is compared to the therapeutic benefit of the best standard regimen in a randomized study.

Whether we will participate or be in a position to participate in any clinical trials will depend upon partnerships and specific licensing agreements. In all cases of clinical trial participation, however, we will be subject to FDA regulation. These regulations are specific and form the basis for assessing the potential clinical benefit of new therapeutic regimens while safeguarding the health of patients participating in investigational studies. Even after a drug receives approval from the FDA for sale as a new treatment for a specific disease indication, the sponsors of the drug are subject to reporting potentially adverse effects of a new regimen to the FDA.

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

On February 6, 2006, we filed a provisional patent application naming as co-inventors Dr. Zhuang and several other NIH investigators, and Dr. Kovach covering certain methods and classes of molecules that are expected to be the foundation of product development and commercialization efforts with respect to human brain tumors. On February 6, 2007, we filed on behalf of the NIH co-inventors and Dr. Kovach a PCT international patent including all countries participating in the Patent Cooperation Treaty (except the USA) and an identical non-provisional patent in the USA. These two patent applications contain all claims in the provisional patent of February 6, 2006 plus additional claims.

Both February 6, 2007 patent filings fall under the CRADA agreement with NINDS, NIH. Patents resulting from these applications are jointly owned by Lixte Biotechnology, Inc. and the U.S. Government. All NIH co-inventors are required to assign their rights to NIH. As specified in the CRADA agreement between us and NINDS, NIH, we are entitled to obtain an exclusive license from NIH to all claims in these patents.

Also on February 6, 2007, we filed a new US provisional application in our sole name. This application identifies a method of synthesis and documents activity against glioblastoma multiforme cell lines in vitro of a proprietary lead compound synthesized by the company. This provisional patent also describes a series of homologs of this lead compound.

Should we be unable to reach an agreement on patents shared with NIH, or should we be unable to reach such an agreement in the future pertaining to other technologies owned by the government or third parties, this could harm our businesses. Additionally, if those licenses terminate and we are unable to renew them, or must renew them only on unfavorable terms, such events could require us to cease providing products or services using such licensed technology and, therefore, would likely result in loss of revenue for our business.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On February 6, 2006, we filed a provisional patent application was filed naming as co-inventors Dr. Zhuang and several other NIH investigators, and Dr. Kovach covering certain methods and classes of molecules that are expected to be the foundation of product development and commercialization efforts with respect to human brain tumors. On February 6, 2007, we filed on behalf of NIH co-inventors and Dr. Kovach a PCT international patent including all countries participating in the Patent Cooperation Treaty (except the USA) and an identical non-provisional patent in the USA. These two patent applications contain all claims in the provisional patent of February 6, 2006 plus additional claims.

Both February 6, 2007 patent filings fall under the CRADA agreement with NINDS, NIH. Patents resulting from these applications are jointly owned by Lixte Biotechnology, Inc. and the U.S. Government. All NIH co-inventors are required to assign their rights to NIH. As specified in the CRADA agreement between us and NINDS, NIH, we are entitled to obtain an exclusive license from NIH to all claims in these patents.

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

There is substantial uncertainty as to our ability to fund our operations and continue as a going concern (see “Liquidity and Capital Resources - December 31, 2006 - Going Concern” below).

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

We expect to participate in clinical trials of new therapies only in partnership with an organization experienced in such undertakings. The partnering organization may be either a clinical branch of NIH or a pharmaceutical company with expertise in the conduct of clinical trials. Our present position is to take one or more of our new therapies for the treatment of glioblastoma multiforme through pre-clinical evaluation as part of our CRADA agreement with NINDS, NIH. After completing pre-clinical evaluation, we will consider partnering with NIH to conduct a phase I trial or jointly with NIH seek a third party, most probably a large pharmaceutical company to carry the new therapies into phase I trials.

After completion of phase I trials, we, potentially in partnership with NIH or on our own, would collaborate with the third party to carry new therapies found to be safe for administration to humans in the phase I trials into phase II trials.

Phase II trials test the safety and effectiveness, as well as the best estimate of the proper dose of the new therapies in a group of patients with the same type of cancer at the same stage. For our initial studies the focus will be brain tumors. The duration of phase II trials may run from 6 to 24 months. New regimens showing beneficial activity in phase II trials may then be considered for evaluation in phase III trials. Phase III trials for the evaluation of new cancer treatments are comparative trials in which the therapeutic benefit of a new regimen is compared to the therapeutic benefit of the best standard regimen in a randomized study.

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

Plans Beyond the Next 12 Months

In early 2008, we expect to be in a position to begin analyses of tumor types other than GBM. The Company plans to establish a laboratory to proceed with biomarker discovery independent of NIH. To do this we will need approximately $2.3 million to establish and operate the laboratory for 2 years i.e., to January 2010. The creation and operation of the laboratory for two years until December 2009 will cost about $1.7 million. During this period, patent, auditory and office management expenses are estimated to be approximately $500,000. Thus, the Company will need to raise about $2.3 million at the end of 2007 and the beginning of 2008 to take the next step to biomarker discovery in cancers other than GBM. Funds are expected to come from either payments as part of licensing rights to compounds for the treatment of GBMs or though the sale of stock.

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

Estimated Liquidated Damages Under Registration Rights Agreement. As part of the Company’s private placement of its securities completed on July 27, 2006, the Company entered into a registration rights agreement with the purchasers, whereby the Company agreed to register the shares of common stock sold in the private placement. The agreement required the Company to file a registration statement within 45 days of the closing of the private placement and to have the registration statement declared effective within 120 days of the closing of the private placement. Since the registration statement was not declared effective by the Securities and Exchange Commission within 120 days of the closing of the private placement, the Company is required to pay each investor prorated liquidated damages equal to 1.0% of the amount raised. The liquidated damages are payable monthly in cash. On September 8, 2006, the Company filed a registration statement on Form SB-2 to register 3,555,220 shares of the common stock sold in the private placement.

In accordance with EITF 00-19-2, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the Agreement with respect to filing a registration statement and having it declared effective by the SEC. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006 or at September 30, 2006. At December 31, 2006, the Company has determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite timeframe; management currently estimates that the registration statement will be declared effective during May 2007. As a result, the Company has recorded six months liquidated damages under the registration rights agreement aggregating approximately $74,000 as a charge to operations and a current liability at December 31, 2006. The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreement at each quarter end as appropriate.

Net Loss. For the year ended December 31, 2006, we incurred a net loss of $562,084.

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

Based on the proceeds received from the private placement, we may not have sufficient resources to completely fund its planned operations for the next twelve months. The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, we will need to raise additional funds in order to satisfy its future working capital requirements. In the short-term, in addition to the net proceeds from the private placement, we estimate that it will require additional funding of approximately $2,300,000. Additionally, the amount and timing of future cash requirements will depend on market acceptance of our products, if any, and the resources that we devote to developing and supporting its products. We will need to fund these cash requirements from either one or a combination of additional debt and/or equity financings, mergers or acquisitions, or via the sale or license of certain of its assets.

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

The Company had working capital of $551,502 at December 31, 2006, primarily as a result of the Company’s private placement closings on June 30, 2006 and July 27, 2006, which generated net proceeds of $522,939 and $446,433, respectively.

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

Principal Commitments

At December 31, 2006, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2006 consisted of the estimated liquidated damages payable under the registration rights agreement (see "Results of Operations—Year Ended December 31, 2006" above) and the contractual obligations as summarized below.

Effective March 22, 2006, Lixte entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health. The CRADA is for a term of two years from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. Pursuant to the CRADA, Lixte agreed to provide total payments of $400,000 over the term of the CRADA, of which $200,000 had been paid at December 31, 2006 and $200,000 is scheduled for payment in July 2007.

On January 5, 2007, Lixte entered into a Services Agreement with The Free State of Bavaria (Germany) represented by the University of Regensburg (the “University”) pursuant to which Lixte retained the University to provide to it certain samples of primary cancer tissue and related biological fluids to be obtained from patients afflicted with specified types of cancer. The University will also provide certain information relating to such patients. Lixte will pay the University 72,000 Euros (approximately $99,700) in two installments of 36,000 Euros (approximately $49,850). The first installment was paid on March 7, 2007, and the second installment will be paid within sixty days of the earlier of (i) January 5, 2008 or (ii) the University’s fulfillment of certain obligations relating to the delivery of materials.

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

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. The guidance in EITF 00-19-2 amends FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company has chosen to early adopt EITF 00-19-2 effective December 31, 2006, the effect of which is discussed above at “Results of Operations - Year Ended December 31, 2006 - Estimated Liquidated Damages Under Registration Rights Agreement”.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of the our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year covered by this report. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15) are effective.

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

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007	LIXTE BIOTECHNOLOGY HOLDINGS, INC.

	By:	/s/ John S. Kovach
Name: John S. Kovach
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Amendment to Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John S. Kovach	Chief Executive Officer, Principal Financial Officer,	April 16, 2007
John S. Kovach	Principal Accounting Officer and Director

/s/ Philip F. Palmedo	Director	April 16, 2007
Philip F. Palmedo

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 5, 2007

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEET (Restated)

December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$679,640
Advances on research and development contract services	50,000
Prepaid insurance	20,365
Total current assets	750,005
Office equipment , net of accumulated depreciation of $575	1,062
Total assets	$751,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,786
Estimated liquidated damages payable under registration rights agreement	74,000
Due to stockholder	92,717
Total current liabilities	198,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 26,582,183 shares	2,658
Additional paid-in capital	1,128,114
Deficit accumulated during the development stage	(578,208)
Total stockholders’ equity	552,564
Total liabilities and stockholders’ equity	$751,067
See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006 (Restated)	Period from August 9, 2005 (Inception) to December 31, 2005	Period from August 9, 2005 (Inception) to December 31, 2006 (Cumulative) (Restated)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative, including $97,400 of stock-based compensation to director during the year ended December 31, 2006 and the period from August 9, 2005 inception) to December 31, 2006 (cumulative)	299,420	16,011	315,431
Depreciation	462	113	575
Research and development costs	150,100	—	150,100
Reverse merger costs	50,000	—	50,000
Total costs and expenses	499,982	16,124	516,106
	(499,982)	(16,124)	(516,106)
Interest income	11,898	—	11,898
Estimated liquidated damages under registration rights agreement	(74,000)	—	(74,000)
Net loss	$(562,084)	$(16,124)	$(578,208)
Net loss per common share - basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	22,750,033	19,021,786

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (Restated)

Period from August 9, 2005 (Inception) to December 31, 2006

			Additional	Deficit Accumulated During the	Total Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss (Restated)	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006 (Restated)	26,582,183	$2,658	$1,128,114	$(578,208)	$552,564

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006 (Restated)	Period from August 9, 2005 (Inception) to December 31, 2005	Period from August 9, 2005 (Inception) to December 31, 2006 (Cumulative) (Restated)

Cash flows from operating activities
Net loss	$(562,084)	$(16,124)	$(578,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	462	113	575
Stock-based compensation	97,400	—	97,400
Changes in operating assets and liabilities:
Decrease in -
Advances on research and development contract services	(50,000)	—	(50,000)
Prepaid insurance	(20,365)	—	(20,365)
Increase in -
Accounts payable and accrued expenses	17,136	14,650	31,786
Estimated liquidated damages payable under registration rights agreement	74,000	---	74,000
Net cash used in operating activities	(443,451)	(1,361)	(444,812)

Cash flows from investing activities
Purchase of office equipment	(498)	(1,139)	(1,637)
Net cash used in investing activities	(498)	(1,139)	(1,637)

Cash flows from financing activities
Proceeds from sale of common stock to founder	—	1,500	1,500
Cash acquired in reverse merger transaction	62,500	—	62,500
Gross proceeds from sale of common stock	1,183,889	—	1,183,889
Payment of private placement offering costs	(214,517)	—	(214,517)
Advances from stockholder	86,771	5,946	92,717
Net cash provided by financing activities	1,118,643	7,446	1,126,089

Net increase in cash	674,694	4,946	679,640
Cash at beginning of period	4,946	—	—
Cash at end of period	$679,640	$4,946	$679,640

(continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31, 2006 (Restated)	Period from August 9, 2005 (Inception) to December 31, 2005	Period from August 9, 2005 (Inception) to December 31, 2006 (Cumulative) (Restated)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. The guidance in EITF 00-19-2 amends FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company has chosen to early adopt EITF 00-19-2 effective December 31, 2006, the effect of which is discussed at Note 3.

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

In conjunction with the private placement of common stock, the Company issued a total of 426,626 five-year warrants to WestPark Capital, Inc. exercisable at the per share price of the common stock sold in the private placement ($0.333 per share). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements . Based on the foregoing, the warrants have been accounted for as equity.

The fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $132,254 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%.

As part of the Company’s private placement of its securities completed on July 27, 2006, the Company entered into a registration rights agreement with the purchasers, whereby the Company agreed to register the shares of common stock sold in the private placement. The agreement required the Company to file a registration statement within 45 days of the closing of the private placement and to have the registration statement declared effective within 120 days of the closing of the private placement. Since the registration statement was not declared effective by the Securities and Exchange Commission within 120 days of the closing of the private placement, the Company is required to pay each investor prorated liquidated damages equal to 1.0% of the amount raised. The liquidated damages are payable monthly in cash. On September 8, 2006, the Company filed a registration statement on Form SB-2 to register 3,555,220 shares of the common stock sold in the private placement.

In accordance with EITF 00-19-2, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the Agreement with respect to filing a registration statement and having it declared effective by the SEC. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006 or at September 30, 2006. At December 31, 2006, the Company has determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite timeframe; management currently estimates that the registration statement will be declared effective during May 2007. As a result, the Company has recorded six months liquidated damages under the registration rights agreement aggregating approximately $74,000 as a charge to operations and a current liability at December 31, 2006. The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreement at each quarter end as appropriate.

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

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2006 are as follows:
Start-up and organization costs	$129,000
Contingent liability	31,000
Net operating loss carryforwards	58,000
Total deferred tax assets	218,000
Valuation allowance	(218,000)
Net deferred tax assets	$—

No federal tax provision has been provided for the periods ended December 31, 2006 and 2005 due to the losses incurred to date.

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the periods ended December 31, 2006 and 2005 is as follows:

	Periods Ended December 31,
	2006	2005

U. S. federal statutory tax rate	(34.0%)	(34.0%)
Pre-merger loss of accounting acquiree	(3.7%)	(69.3%)
State income taxes	(6.3%)	(22.8%)
Non-deductible merger costs	3.0%	---
Non-deductible stock-based compensation	5.9%	---
Change in valuation allowance	35.1%	126.1%
Effective tax rate	0.0%	0.0%

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

Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first installment of $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second installment of $200,000 is scheduled for payment in July 2007.

On January 5, 2007, Lixte entered into a Services Agreement with The Free State of Bavaria (Germany) represented by the University of Regensburg (the “University”) pursuant to which Lixte retained the University to provide to it certain samples of primary cancer tissue and related biological fluids to be obtained from patients afflicted with specified types of cancer. The University will also provide certain information relating to such patients. Lixte will pay the University 72,000 Euros (approximately $99,700) in two installments of 36,000 Euros (approximately $49,850). The first installment was paid on March 7, 2007, and the second installment will be paid within sixty days of the earlier of (i) January 5, 2008 or (ii) the University’s fulfillment of certain obligations relating to the delivery of materials.

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

8. Restatement

As a result of recognizing a charge to operations of $74,000 at December 31, 2006 for estimated liquidated damages under the registration rights agreement associated with the shares of common stock sold in 2006 but not yet registered with the SEC (see Note 3), the Company restated its previously issued financial statements as of and for the year ended December 31, 2006. The impact of such restatement is summarized below.

For the year ended December 31, 2006, net loss increased by $74,000, to $562,084 ($0.02 per share) from $488,084 ($0.02 per share). Cash flows from operating activities did not change.

As of December 31, 2006, current liabilities (and total liabilities) increased by $74,000, to $198,503 from $124,503, as a result of which working capital decreased to $551,502 from $625,502, and shareholders’ equity decreased to $552,564 from $626,564. Total assets did not change.