Form 10KSB/A
period 2006-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2007-05-17
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

The funds we raised in the private placement will not be sufficient to fully develop and commercialize any products that may arise from our research. We will also need to raise additional funds in order to satisfy our future liquidity requirements. Most immediately, in addition to the $969,372 from the Private Placement, we expect to require up to $2.3 million in the near term to enable us to obtain a wet lab to further advance our research projects. Additionally, the amount and timing of future cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We will need to fund these cash requirements from either one or a combination of additional financings, mergers or acquisitions, or via the sale or license of certain of our assets. Current market conditions present uncertainty as to our ability to secure additional funds, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents are insufficient to satisfy our liquidity requirements, we would be required to scale back or discontinue our product development program, or obtain funds if available through strategic alliances that may require us to relinquish rights to certain of our technologies or discontinue our operations.

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

On February 5, 2007, in connection with an agreement with Chem-Master International, Inc., we agreed to issue to Chem-Master a five-year option to purchase 100,000 shares of our Common Stock at an exercise price of $0.333 per share and an additional 5-year option to purchase 100,000 shares at the same exercise price subject to certain conditions. The options will be issued pursuant to Section 4(2) of the Securities Act of 1933.

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

On February 6, 2006, we filed a provisional patent application naming as co-inventors Dr. Zhuang and several other NIH investigators, and Dr. Kovach covering certain methods and classes of molecules that are expected to be the foundation of product development and commercialization efforts with respect to human brain tumors. On February 6, 2007, we filed on behalf of NIH co-inventors and Dr. Kovach a PCT international patent including all countries participating in the Patent Cooperation Treaty (except the USA) and an identical non-provisional patent in the USA. These two patent applications contain all claims in the provisional patent of February 6, 2006 plus additional claims. We have received a draft of the proposed exclusive patent license agreement with NIH. Under the proposed agreement, we will pay a non-creditable, nonrefundable upfront fee of $150,000 within thirty days from the effective date of the agreement, a royalty of 6% on net sales with a minimum annual royalty of $30,000 and royalties upon achieving the following benchmarks: (a) $50,000 upon starting Phase I Clinical Trials; (b) $100,000 upon starting Phase II Clinical Trials; (c) $200,000 upon starting Phase III Clinical Trials; (d) $300,000 upon filing an IND submission; and (e) $500,000 upon the first commercial sale. Additionally, we are required to pay royalties of 15% of the consideration received for the guaranty of sublicensing rights. We intend to negotiate these economic terms in order to attempt to obtain economic terms more advantageous to us. We believe that the other terms of the proposed agreement are customary for agreements of this type.

Both February 6, 2007 patent filings fall under the CRADA agreement with NINDS, NIH. Patents resulting from these applications are jointly owned by Lixte Biotechnology, Inc. and the U.S. Government. All NIH co-inventors are required to assign their rights to NIH. As specified in the CRADA agreement between us and NINDS, NIH, we are entitled to obtain an exclusive license from NIH to all claims in these patents. We have received a draft of the proposed exclusive patent license agreement with NIH. Under the proposed agreement, we will pay a non-creditable, nonrefundable upfront fee of $150,000 within thirty days from the effective date of the agreement, a royalty of 6% on net sales with a minimum annual royalty of $30,000 and royalties upon achieving the following benchmarks: (a) $50,000 upon starting Phase I Clinical Trials; (b) $100,000 upon starting Phase II Clinical Trials; (c) $200,000 upon starting Phase III Clinical Trials; (d) $300,000 upon filing an IND submission; and (e) $500,000 upon the first commercial sale.Additionally, we are required to pay royalties of 15% of the consideration received for the guaranty of sublicensing rights. We intend to negotiate these economic terms in order to attempt to obtain economic terms more advantageous to us. We believe that the other terms of the proposed agreement are customary for agreements of this type.

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

Goal I: Development of more effective regimens for the treatment of GBM

Over the next 12 months, we will continue to develop preclinical data supporting the potential effectiveness of several drugs for the treatment of GBM when used alone or in combination. The drugs that have been identified as active in vitro have never been used for the treatment of GBM in humans. Some of these compounds were included in claims of a provisional patent filed jointly by the company and NINDS in February, 2006. Over the past 6 months, the activity of these drugs has been documented and several new lead compounds were identified. This work was done under the CRADA. The combinations of several pairs of lead drugs appear to have some specificity for GBM in that at equimolar doses these drugs are more active against GBMs than against other human cancer cell types tested. Some of the drug combinations are synergistic in their ability to inhibit the growth of GBMs, e.g. the combination of two drugs inhibits GBMs to a greater extent than would be expected from the sum of their inhibitory effects when used alone.

For several of the lead compounds, toxicity in mice was determined previously by others and for two lead compounds, doses that are tolerable in man and the specific toxicities induced by those doses are known. None of the lead compounds, however, have been evaluated as potential treatments for GBM.

Over the next 6-12 months, we will evaluate two or more lead compounds alone and in combination for activity against human GBMs in an animal (mouse) model. These evaluations will be done at NIH under protocols developed by NINDS and us. The protocols will be approved by NIH committees responsible for approving the conduct of animal research at NIH and will be carried out by NIH personnel as a joint activity under the CRADA. The CRADA agreement specifies evaluation of drug regimens in animal models as one of the activities to be pursued by the company and NINDS. It is anticipated that the animal studies will include 3 regimens identified under the CRADA that have never been investigated as treatment for human GBMs. We expect these animal studies to be completed in September, 2007.

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

Plans Beyond the Next 12 Months
In early 2008, we expect to be in a position to begin analyses of tumor types other than GBM. The Company plans to establish a laboratory to proceed with biomarker discovery independent of NIH. To do this we will need approximately $2.3 million to establish and operate the laboratory for 2 years i.e., to January 2010. The creation and operation of the laboratory for two years until December 2009 will cost about $1.7 million. During this period, patent, auditing and office management expenses are estimated at $500,000. Thus, the company will need to raise about $2.3 million at the end of 2007 and the beginning of 2008 to take the next step to biomarker discovery in cancers other than GBM. Funds are expected to come from either payments as part of licensing rights to compounds for the treatment of GBMs or though the sale of stock.

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

Projected major expenses for the wet laboratory are:

Year 1:

$ 48,000	for rental of 800 sq, ft. wet lab in MD incubator ($4000/month plus utilities/phone/internet)
$300,000	for staff salaries plus fringe (1 scientist & 2 technicians)
$100,000	for disposable equipment and reagents (~33K/lab person)
$300,000	for equipment (one time expense)
$100,000	for outsourced technical services (LC/MS/MS, immunoassay development)
Total Year 1:	$848,000

Year 2:

$ 50,400	for rental of wet lab
$315,000	for staff salaries
$105,000	for supplies
$300,000	for outsource technology services (LC/MS/MS, immunoassay development)
Total Year 2:	$770,400

Total costs for Laboratory Start Up and 2 Years of Operation = $1,618,400

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

Based on the proceeds received from the private placement, we may not have sufficient resources to completely fund our planned operations for the next twelve months. The strain on our limited cash resources has been further exacerbated by the accrual of a registration penalty obligation under EITF 00-19-2 at December 31, 2006 of $74,000 (reflecting the cash amount payable for the registration penalty through mid-May 2007, as described above at “Results of Operations—Year Ended December 31, 2006—Estimated Liquidated Damages Under Registration Right Agreement”). If our registration statement has not been declared effective by mid-May 2007 (or we do not maintain its effectiveness after it has been declared effective), we would be subject to a registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008, for a total potential maximum liability of approximately $300,000. Since we only have cash of $679,640 and working capital of $551,502 (net of the $74,000 registration penalty obligation referred to above) at December 31, 2006, this short-term cash obligation and the uncertainty as to how long it may continue to accrue could have a material adverse impact on our ability to fund our business plan and conduct operations.

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

Principal Commitments

At December 31, 2006, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2006 consisted of the estimated liquidated damages payable under the registration rights agreement (see "Results of Operations—Year Ended December 31, 2006" above and to contractual obligations as summarized below.

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

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused Amendment No. 2 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007	LIXTE BIOTECHNOLOGY HOLDINGS, INC.

	By:	/s/ John S. Kovach
Name: John S. Kovach
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Amendment No. 2 to this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John S. Kovach	Chief Executive Officer, Principal Financial Officer,	May 14, 2007
John S. Kovach	Principal Accounting Officer and Director

/s/ Philip F. Palmedo	Director	May 14, 2007
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

As discussed in Note 8 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficiency) for the year ended December 31, 2006 have been restated to properly account for registration payment arrangements.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 5, 2007 except for Note 8, as to which the date is April 4, 2007

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006 (Restated)	Period from August 9, 2005 (Inception) to December 31, 2005	Period from August 9, 2005 (Inception) to December 31, 2006 (Cumulative) (Restated)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative, including $97,400 of stock-based compensation to director during the year ended December 31, 2006 and the period from August 9, 2005 inception) to December 31, 2006 (cumulative)	299,420	16,011	315,431
Depreciation	462	113	575
Research and development costs	150,100	—	150,100
Reverse merger costs	50,000	—	50,000
Total costs and expenses	499,982	16,124	516,106
	(499,982)	(16,124)	(516,106)
Interest income	11,898	—	11,898
Estimated liquidated damages under registration rights agreement	(74,000)	---	(74,000)
Net loss	$(562,084)	$(16,124)	$(578,208)
Net loss per common share - basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	22,750,033	19,021,786

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

Based on the proceeds received from the private placement (see Note 3), the Company may not have sufficient resources to completely fund its planned operations for the next twelve months. The strain on the Company’s cash resources has been further exacerbated by the accrual of a registration penalty obligation under EITF 00-19-2 at December 31, 2006 of $74,000 (reflecting the cash amount payable for the registration penalty through mid-May 2007, as described at Note 3). If the Company’s registration statement has not been declared effective by mid-May 2007 (or the Company does not maintain its effectiveness after it has been declared effective), the Company would be subject to a registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008, for a total potential maximum liability of approximately $300,000. Since the Company only has cash of $679,640 and working capital of $551,502 (net of the $74,000 registration penalty obligation referred to above) at December 31, 2006, this short-term cash obligation and the uncertainty as to how long it may continue to accrue could have a material adverse impact on the Company’s ability to fund its business plan and conduct operations.

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