Form 10QSB
period 2007-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2007-05-21
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 000-51476

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

248 Route 25A, No.2 East Setauket, New York 11733
(Address of principal executive offices) (631) 942-7959
(Issuer’ s telephone number, including area code)

Not applicable

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

As of April 30, 2007, the Company had 26,582,183 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets -

March 31, 2007 (Unaudited) and December 31, 2006	1

Condensed Consolidated Statements of Operations (Unaudited) -

Three Months Ended March 31, 2007 and 2006, and August 9, 2005 (Inception) to March 31, 2007 (Cumulative)	2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) -

August 9, 2005 (Inception) to March 31, 2007	3

Condensed Consolidated Statements of Cash Flows (Unaudited) -

Three Months Ended March 31, 2007 and 2006, and August 9, 2005 (Inception) to March 31, 2007 (Cumulative)	4

Notes to Condensed Consolidated Financial Statements -

March 31, 2007 (Unaudited) and December 31, 2006	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6	Exhibits	27

SIGNATURES		28

i

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$536,616	$679,640
Advances on research and development contract services	237,387	50,000
Prepaid insurance	13,177	20,365
Total current assets	787,180	750,005
Office equipment, net of accumulated depreciation of $723 at March 31, 2007 and $575 at December 31, 2006	1,186	1,062
Total assets	$788,366	$751,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68,861	$31,786
Estimated liquidated damages payable under registration rights agreement	74,000	74,000
Research and development contract liabilities	213,410	---
Due to stockholder	92,717	92,717
Total current liabilities	448,988	198,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 26,582,183 shares	2,658	2,658
Additional paid-in capital	1,168,031	1,128,114
Deficit accumulated during the development stage	(831,311)	(578,208)
Total stockholders’ equity	339,378	552,564
Total liabilities and stockholders’ equity	$788,366	$751,067

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2007
	2007	2006	(Cumulative)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative, including $8,917 of stock-based compensation during the three months ended March 31, 2007 and $106,317 for the period from August 9, 2005 (inception) to March 31, 2007 (cumulative)	182,753	21,984	498,184
Depreciation	148	115	723
Research and development costs, including $31,000 of stock-based expense during the three months ended March 31, 2007 and the period from August 9, 2005 inception) to March 31, 2007 (cumulative)	74,925	—	225,025
Reverse merger costs	---	5,000	50,000
Total costs and expenses	257,826	27,099	773,932
	(257,826)	(27,099)	(773,932)
Interest income	4,723	—	16,621
Estimated liquidated damages under registration rights agreement	---	—	(74,000)
Net loss	$(253,103)	$(27,099)	$(831,311)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	26,582,183	19,021,786

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Stock-based compensation	—	—	8,917	—	8,917
Stock-based research and development costs	—	—	31,000	—	31,000
Net loss	—	—	—	(253,103)	(253,103)
Balance, March 31, 2007 (unaudited)	26,582,183	$2,658	$1,168,031	$(831,311)	$339,378

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2007
	2007	2006	(Cumulative)

Cash flows from operating activities
Net loss	$(253,103)	$(27,099)	$(831,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	148	115	723
Stock-based compensation	8,917	---	106,317
Stock-based research and development costs	31,000	---	31,000
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(187,387)	(200,000)	(237,387)
Prepaid expenses	7,188	(25,000)	(13,177)
Increase (decrease) in -
Accounts payable and accrued expenses	37,075	(12,802)	68,861
Research and development contract liabilities	213,410	200,000	213,410
Estimated liquidated damages payable under registration rights agreement	---	---	74,000
Net cash used in operating activities	(142,752)	(64,786)	(587,564)

Cash flows from investing activities
Purchase of office equipment	(272)	(237)	(1,909)
Net cash used in investing activities	(272)	(237)	(1,909)

Cash flows from financing activities
Proceeds from sale of common stock to founder	---	---	1,500
Cash acquired in reverse merger transaction	---	---	62,500
Gross proceeds from sale of common stock	---	---	1,183,889
Payment of private placement offering costs	---	---	(214,517)
Advances from stockholder	---	70,480	92,717
Net cash provided by financing activities	---	70,480	1,126,089

Net increase (decrease) in cash	(143,024)	5,457	536,616
Cash at beginning of period	679,640	4,946	---
Cash at end of period	$536,616	$10,403	$536,616

(continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2007
	2007	2006	(Cumulative)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007 (Unaudited) and December 31, 2006

1. Organization and Basis of Presentation

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a public “shell” company, whereby Lixte became a wholly-owned subsidiary of SRKP. For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte and do not include the historical financial results of SRKP. The stockholders’ equity section of SRKP has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred. Comparative financial statements for the period ended March 31, 2006 reflect the results of operations of Lixte, the accounting acquirer in the reverse merger transaction. Unless the context indicates otherwise, SRKP and Lixte are hereinafter referred to as the “Company”. On December 7, 2006, the Company amended its Certificate of Incorporation to change its name from SRKP 7, Inc. to Lixte Biotechnology Holdings, Inc. (“Holdings”).

The accompanying condensed consolidated financial statements include the financial statements of Holdings and its wholly-owned subsidiary, Lixte. All intercompany balances and transactions have been eliminated in consolidation.

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

The condensed consolidated financial statements of Lixte (the “Company”) at March 31, 2007, for the three months ended March 31, 2007 and 2006, and for the period from August 9, 2005 (Inception) to March 31, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006, and for the period from August 9, 2005 (Inception) to March 31, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2006 has been derived from the Company’s audited financial statements (as restated) as of that date.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-KSB, as amended, as filed with the U.S. Securities and Exchange Commission on May 17, 2007.

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

The Company is considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it had not yet commenced any revenue-generating operations, did not have any cash flows from operations, and was dependent on debt and equity funding to finance its operations. The Company has selected December 31 as its fiscal year-end.

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

At March 31, 2007, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2007 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of its private placement (see Note 3), selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433.

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

Based on the proceeds received from the private placement (see Note 3), the Company may not have sufficient resources to completely fund its planned operations for the next twelve months. The strain on the Company’s limited cash resources has been further exacerbated by the accrual of a registration penalty obligation under EITF 00-19-2 at March 31, 2007 and December 31, 2006 of $74,000 (reflecting the cash amount payable for the registration penalty through mid-May 2007, as described at Note 3). If the Company does not maintain the effectiveness of its registration statement, the Company would be subject to a registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008. Since the Company only has cash of $536,616 and working capital of $338,192 (net of the $74,000 registration penalty obligation referred to above) at March 31, 2007, this short-term cash obligation and the uncertainty related to it could have a material adverse impact on the Company’s ability to fund its business plan and conduct operations.

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

Adoption of New Accounting Policies

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company chose to early adopt EITF 00-19-2 effective December 31, 2006 (see Note 3).

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The funds paid to NINDS of the NIH, pursuant to the CRADA effective March 22, 2006, represent an advance on research and development costs and therefore have future economic benefit. As such, such costs are being charged to expense when they are actually expended by the provider, which is, effectively, as they perform the research activities that they are contractually committed to provide. Absent information that would indicate that a different expensing schedule is more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances are being expensed over the contractual service term on a straight-line basis, which reflects a reasonable estimate of when the underlying research and development costs are being incurred. The Company’s $200,000 financial obligation due under the CRADA as of March 22, 2007, which has been recorded as a liability at March 31, 2007 and is scheduled for payment in July 2007, is intended to fund ongoing research and development activities through March 2008.

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

As part of the Company’s private placement of its securities completed on July 27, 2006, the Company entered into a registration rights agreement with the purchasers, whereby the Company agreed to register the shares of common stock sold in the private placement, and to maintain the effectiveness of such registration statement, subject to certain conditions. The agreement required the Company to file a registration statement within 45 days of the closing of the private placement and to have the registration statement declared effective within 120 days of the closing of the private placement. Since the registration statement was not declared effective by the Securities and Exchange Commission within 120 days of the closing of the private placement, the Company is required to pay each investor prorated liquidated damages equal to 1.0% of the amount raised. The liquidated damages are payable monthly in cash. On September 8, 2006, the Company filed a registration statement on Form SB-2 to register 3,555,220 shares of the common stock sold in the private placement.

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the SEC. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite timeframe. As a result, the Company accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000 as a current liability at December 31, 2006. No further registration penalty accrual was required at March 31, 2007. The registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. The Company will continue to review the status of the registration statement at each quarter end in the future and record further liquidated damages under the registration rights agreement as necessary.

Stock Options

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 will be charged to operations ratably from July 1, 2006 through June 30, 2008. During the year ended December 31, 2006, and the three months ended March 31, 2007, the Company recorded a charge to operations of $31,000 and $5,167, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $31,000 ($0.31 per share). The fair value of such options will be charged to operations ratably from July 1, 2006 through June 30, 2008. In accordance with EITF 96-18, options granted to committee members are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On December 31, 2006, and March 31, 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $30,000 ($0.30 per share) which resulted in a charge to operations of $7,500 during the year ended December 31, 2006 and $3,750 during the three months ended March 31, 2007. As the options vest, they will be valued one final time on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On December 31, 2006, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were deemed to be the same as at June 30, 2006, except for an expected life of 4.5 years. On March 31, 2007, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were deemed to be the same as at June 30, 2006, except for an expected life of 4.25 years.

4. Related Party Transactions

Since inception, Dr. John Kovach, Lixte’s founding stockholder, has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At December 31, 2006 and March 31, 2007 stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by the Company’s founding stockholder and Chief Executive Officer. Such costs were not material to the financial statements and accordingly, have not been reflected therein.

Dr. John Kovach, the Company’s Chief Executive Officer, did not receive any compensation from the Company in view of the Company’s early stage status and limited activities. Any future compensation arrangements will be subject to the approval of the Board of Directors.

Dr. John Kovach, the Company’s Chief Executive Officer, is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Accordingly, the Chief Executive Officer may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

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

6.  Commitments and Contingencies

Effective March 22, 2006, Lixte entered into a CRADA with the NINDS of the NIH. The CRADA is for a term of two years from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients.

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

On February 5, 2007, Lixte entered into a two-year agreement (the “Agreement”) with Chem-Master International, Inc. (“Chem-Master”) pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the three months ended March 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Agreement at any time during the term of the Agreement upon 60 days prior written notice.  On February 5, 2009, provided that the Agreement has not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB.

Overview

On June 30, 2006, Lixte Biotechnology, Inc. (“Lixte”) a privately-held Delaware company incorporated on August 9, 2005, completed a reverse merger transaction with SRKP 7, Inc. (“SRKP 7”), a non-trading public “shell” company, whereby Lixte became a wholly-owned subsidiary of SRKP 7. For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte and do not include the historical financial results of SRKP 7. All costs associated with the reverse merger transaction were expensed as incurred.

Lixte was formed to capitalize on opportunities to develop low cost, specific and sensitive tests for the early detection of cancers to better estimate prognosis, to monitor treatment response, and to reveal targets for development of more effective treatments.

On December 7, 2006, SRKP 7’s name was changed to Lixte Biotechnology Holdings, Inc. Lixte Biotechnology Holdings, Inc. is a holding company for Lixte the operating company acquired in the reverse merger transaction. Unless the context indicates otherwise, Lixte Biotechnology Holdings, Inc. and Lixte are hereinafter referred to collectively as the “Company”.

As a result of the reverse merger, the Company is now concentrating on discovering biomarkers for common cancers for which better diagnostic and therapeutic measures are needed. For each of these diseases, a biomarker that would enable identification of the presence of cancer at a stage curable by surgery could possibly save thousands of lives annually. In addition, biomarkers specific to these diseases may also provide clues as to processes (biological pathways) that characterize specific cancer types and that may be vulnerable to drug treatment targeted to the activity of the biomarker.

Adoption of New Accounting Policies

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company chose to early adopt EITF 00-19-2 effective December 31, 2006.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years beginning in 2005.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Critical Accounting Policies and Estimates

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their grant date fair values. Effective January 1, 2006, SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business operations and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company provides a valuation allowance for the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Plan of Operation

The Company’s initial focus is on developing new treatments for the most common and most aggressive type of primary brain cancer, glioblastoma multiforme (“GBM”). The Company entered into a Cooperative Research and Development Agreement (the “CRADA”) with the National Institute of Neurological Diseases and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) to identify and evaluate drugs that target a specific biochemical pathway for GBM cell differentiation. The CRADA also covers research to determine whether expression of a component of this pathway correlates with prognosis in glioma patients.

The lead scientist at NINDS collaborating with the Company under the CRADA is Dr. Zhengping Zhuang. Dr. Zhuang is internationally recognized for his research in molecular pathology. Dr. Zhuang has four issued and two pending patents related to molecular pathology of human cancers. Dr. Zhuang recently discovered a biomarker of relevance to the growth of GBMs that the Company believes can be used as a tool for identifying drugs that affect the growth of GBM cells. Under the CRADA, the Company will support two persons at NIH to work under the direction of Dr. Zhuang. The goal is to identify drugs that inhibit GBM cell growth and to determine if the identified biomarker may be useful for estimation of prognosis. The Company’s contribution to the collaborative research done by the Company and NIH is $200,000 annually for two years to fund two research assistants expected to be at the post-doctoral level, as well as supplies and travel expenses.

On February 6, 2006, the Company filed a provisional patent application naming as co-inventors Dr. Zhuang and several other NIH investigators, and Dr. Kovach covering certain methods and classes of molecules that are expected to be the foundation of product development and commercialization efforts with respect to human brain tumors. On February 6, 2007, the Company filed on behalf of NIH co-inventors and Dr. Kovach a PCT international patent including all countries participating in the Patent Cooperation Treaty (except the USA) and an identical non-provisional patent in the USA. These two patent applications contain all claims in the provisional patent of February 6, 2006 plus additional claims. The Company has received a draft of the proposed exclusive patent license agreement with NIH.

Both February 6, 2007 patent filings fall under the CRADA agreement with the NINDS of the NIH. Patents resulting from these applications are jointly owned by Lixte and the U.S. Government. All NIH co-inventors are required to assign their rights to NIH. As specified in the CRADA agreement between the Company and the NINDS of the NIH, the Company is entitled to obtain an exclusive license from NIH to all claims in these patents. The Company has received a draft of the proposed exclusive patent license agreement with NIH. Under the proposed agreement, the Company will pay a non-creditable, nonrefundable upfront fee of $150,000 within thirty days from the effective date of the agreement, a royalty of 6% on net sales with a minimum annual royalty of $30,000 and royalties upon achieving the following benchmarks: (a) $50,000 upon starting Phase I Clinical Trials; (b) $100,000 upon starting Phase II Clinical Trials; (c) $200,000 upon starting Phase III Clinical Trials; (d) $300,000 upon filing an IND submission; and (e) $500,000 upon the first commercial sale. Additionally, the Company is required to pay royalties of 15% of the consideration received for the guaranty of sublicensing rights. The Company intends to negotiate these economic terms in order to attempt to obtain more advantageous economic terms. The Company believes that the other terms of the proposed agreement are customary for agreements of this type.

Also on February 6, 2007, the Company filed a new US provisional application in its sole name. This filing does not fall under the CRADA. The Company has the sole right to any patent issued pursuant to this application. This application identifies a method of synthesis and documents activity against glioblastoma multiforme cell lines in vitro of a proprietary lead compound synthesized by the Company. This provisional patent application also describes a series of homologs of this lead compound.

The Company expects that the products will derive directly from its intellectual property, which will consist of patents that the Company anticipates will arise out of its research activities. These patents are expected to cover biomarkers uniquely associated with the specific types of cancer, patents on methods to identify drugs that inhibit growth of specific tumor types, and combinations of drugs and potential drugs and potential therapeutic agents for the treatment of specific cancers.

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

There is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - March 31, 2007 - Going Concern” below).

The Company has two major goals to achieve over the next 9 months. The prime objective, in collaboration with NINDS under the CRADA, is to extend the characterization of potentially more effective drugs and drug combinations (identified by the Company and jointly with NINDS for the treatment of the incurable human brain tumor, GBM. The second goal is to obtain well characterized samples of common human cancers other than GBM under conditions needed to identify new biomarkers for the earlier detection and identification of biochemical pathways as potential targets for new treatments.

Goal I: Development of More Effective Regimens for the Treatment of GBM

Over the next 9 months, the Company will continue to develop preclinical data supporting the potential effectiveness of several drugs for the treatment of GBM when used alone or in combination. The drugs that have been identified as active in vitro have never been used for the treatment of GBM in humans. Some of these compounds were included in claims of a provisional patent filed jointly by the Company and NINDS in February 2006. Over the past 9 months, the activity of these drugs has been documented and several new lead compounds were identified. This work was done under the CRADA. The combinations of several pairs of lead drugs appear to have some specificity for GBM in that at equimolar doses these drugs are more active against GBMs than against other human cancer cell types tested. Some of the drug combinations are synergistic in their ability to inhibit the growth of GBMs, e.g., the combination of two drugs inhibits GBMs to a greater extent than would be expected from the sum of their inhibitory effects when used alone.

For several of the lead compounds, toxicity in mice was determined previously by others and for two lead compounds, doses that are tolerable in man and the specific toxicities induced by those doses are known. None of the lead compounds, however, have been evaluated as potential treatments for GBM.

Over the next 3-9 months, the Company will evaluate two or more lead compounds alone and in combination for activity against human GBMs in an animal (mouse) model. These evaluations will be done at NIH under protocols developed by NINDS and the Company. The protocols will be approved by NIH committees responsible for approving the conduct of animal research at NIH and will be carried out by NIH personnel as a joint activity under the CRADA. The CRADA agreement specifies evaluation of drug regimens in animal models as one of the activities to be pursued by the Company and NINDS. It is anticipated that the animal studies will include 3 regimens identified under the CRADA that have never been investigated as treatment for human GBMs. The Company expects these animal studies to be completed in September 2007.

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

The Company expects to participate in clinical trials of new therapies only in partnership with an organization experienced in such undertakings. The partnering organization may be either a clinical branch of NIH or a pharmaceutical company with expertise in the conduct of clinical trials. The Company’s present position is to take one or more of its new therapies for the treatment of glioblastoma multiforme through pre-clinical evaluation as part of the CRADA agreement with NINDS, NIH. After completing pre-clinical evaluation, the Company will consider partnering with NIH to conduct a phase I trial or jointly with NIH seek a third party, most probably a large pharmaceutical company to carry the new therapies into phase I trials.

After completion of phase I trials, the Company, potentially in partnership with NIH or on its own, would collaborate with the third party to carry new therapies found to be safe for administration to humans in the phase I trials into phase II trials.

Phase II trials test the safety and effectiveness, as well as the best estimate of the proper dose of the new therapies in a group of patients with the same type of cancer at the same stage. For the Company’s initial studies the focus will be brain tumors. The duration of phase II trials may run from 6 to 24 months. New regimens showing beneficial activity in phase II trials may then be considered for evaluation in phase III trials. Phase III trials for the evaluation of new cancer treatments are comparative trials in which the therapeutic benefit of a new regimen is compared to the therapeutic benefit of the best standard regimen in a randomized study.

Whether the Company will participate or be in a position to participate in any clinical trials will depend upon partnerships and specific licensing agreements. In all cases of clinical trial participation, however, the Company will be subject to FDA regulation. These regulations are specific and form the basis for assessing the potential clinical benefit of new therapeutic regimens while safeguarding the health of patients participating in investigational studies. Even after a drug receives approval from the FDA for sale as a new treatment for a specific disease indication, the sponsors of the drug are subject to reporting potentially adverse effects of a new regimen to the FDA.

Goal II: Collection of Human Tumor Samples

Over the next 9 months, samples of human tumors and associated blood and urine samples will be collected by the University of Regensburg under the Company’s January 5, 2007 agreement with the Free State of Bavaria, Germany. Technology comparable to that used to detect the biomarker for GBM will be applied to these tumors to identify new biomarkers for cancers of the breast, colon, stomach, kidney, bladder, prostate, and ovary. The present CRADA with NINDS is limited to the study of GBM.

Plans Beyond the Next 9 Months

In early 2008, the Company expects to be in a position to begin analyses of tumor types other than GBM. The Company plans to establish a laboratory to proceed with biomarker discovery independent of NIH. To do this the Company will need approximately $2,300,000 to establish and operate the laboratory for 2 years, i.e., to January 2010. The creation and operation of the laboratory for two years until December 2009 will cost about $1,700,000. During this period, patent, legal, accounting/audit and office management expenses are estimated to be approximately $500,000. Thus, the Company will need to raise about $2,300,000 at the end of 2007 and the beginning of 2008 to take the next step to biomarker discovery in cancers other than GBM. Funds are expected to come from either payments as part of licensing rights to compounds for the treatment of GBMs or though the sale of stock.

The laboratory (rented space) is expected to be located in a biotechnology incubator of the State of Maryland in close proximity to NIH or comparable incubator near an academic biomedical research center. This incubator offers low-cost, high-quality space and shared resources necessary for a molecular biology research. Because of proximity to NIH or other academic biomedical research center, the Company will have access to many highly trained scientists and technical personnel to staff the laboratory.

Projected major expenses for the wet laboratory are:

Year 1:
$48,000	for rental of 800 sq. ft. wet lab in MD incubator ($4,000/month plus utilities/phone/internet)
$300,000	for staff salaries plus fringe (1 scientist and 2 technicians)
$100,000	for disposable equipment and reagents ($33,000/lab person)
$300,000	for equipment (one time expense)
$100,000	for outsourced technical services (LC/MS/MS, immunoassay development)
Total Year 1:	$848,000

Year 2:
$50,400	for rental of wet lab
$315,000	for staff salaries
$105,000	for supplies
$300,000	for outsource technology services (LC/MS/MS, immunoassay development)
Total Year 2:	$770,400

Total Costs for Laboratory Start Up and 2 Years of Operation = $1,618,400

Results of Operations - Three Months Ended March 31, 2007 and 2006

The Company is a development stage company and has not yet commenced revenue-generating operations. Comparative financial statements for the period ended March 31, 2006 reflect the results of operations of Lixte Biotechnology, Inc. the Company’s operating subsidiary, as it was the accounting acquirer in the reverse merger transaction.

General and Administrative Expenses. For the three months ended March 31, 2007, general and administrative expenses were $182,753, which included $8,917 for the vested portion of the fair value of stock options issued to a director and certain members of the Company’s Scientific Advisory Committee on June 30, 2006, as compared to $21,984 for the three months ended March 31, 2006. The significant components of general and administrative expenses to date consist primarily of legal and accounting fees, including costs associated with the registration of the common stock sold in the Company’s private placement in June and July 2006.

Depreciation. For the three months ended March 31, 2007 and 2006, depreciation expense was $148 and $115, respectively.

Research and Development Costs. For the three months ended March 31, 2007, research and development costs were $74,925, including $31,000 of stock-based expense related to a five-year stock option to purchase 100,000 shares of the Company’s common stock at $0.333 per share issued to Chem-Master International, Inc. on February 5, 2007 that was fully vested and non-forfeitable on the date of issuance. The Company did not have any research and development costs for the three months ended March 31, 2006.

Reverse Merger Costs. In conjunction with the reverse merger transaction completed on June 30, 2006, WestPark Capital, Inc. was paid a non-refundable cash fee of $5,000 on March 21, 2006, which was charged to operations during the three months ended March 31, 2006.

Interest Income. For the three months ended March 31, 2007, interest income was $4,723. The Company did not have any interest income for the three months ended March 31, 2006.

Estimated Liquidated Damages Under Registration Rights Agreement. As part of the Company’s private placement of its securities completed on July 27, 2006, the Company entered into a registration rights agreement with the purchasers, whereby the Company agreed to register the shares of common stock sold in the private placement, and to maintain the effectiveness of such registration statement, subject to certain conditions. The agreement required the Company to file a registration statement within 45 days of the closing of the private placement and to have the registration statement declared effective within 120 days of the closing of the private placement. Since the registration statement was not declared effective by the Securities and Exchange Commission within 120 days of the closing of the private placement, the Company is required to pay each investor prorated liquidated damages equal to 1.0% of the amount raised. The liquidated damages are payable monthly in cash. On September 8, 2006, the Company filed a registration statement on Form SB-2 to register 3,555,220 shares of the common stock sold in the private placement.

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the SEC. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite timeframe. As a result, the Company accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000 as a current liability at December 31, 2006. No further registration penalty accrual was required at March 31, 2007. The registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. The Company will continue to review the status of the registration statement at each quarter end in the future and record further liquidated damages under the registration rights agreement as necessary.

Net Loss. For the three months ended March 31, 2007, the Company incurred a net loss of $253,103, as compared to a net loss of $27,099 for the three months ended March 31, 2006.

Liquidity and Capital Resources - March 31, 2007

Going Concern

At March 31, 2007, the Company had not yet commenced any revenue-generating operations and were therefore considered a “development stage company”. All activity through March 31, 2007 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30 2006, the Company’s cash requirements were funded by advances from its founder, Dr. John Kovach, the Company’s Chief Executive Officer. On June 30, 2006, the Company completed an initial closing of its private placement, selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433.

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

Based on the proceeds received from the private placement, the Company may not have sufficient resources to completely fund its planned operations for the next twelve months. The strain on the Company’s limited cash resources has been further exacerbated by the accrual of a registration penalty obligation under EITF 00-19-2 at March 31, 2007 and December 31, 2006 of $74,000 (reflecting the cash amount payable for the registration penalty through mid-May 2007, as described above at “Results of Operations - Three Months Ended March 31, 2007 and 2006 - Estimated Liquidated Damages Under Registration Rights Agreement”). If the Company does not maintain the effectiveness of its registration statement, the Company would be subject to a registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008. Since the Company only has cash of $536,616 and working capital of $338,192 (net of the $74,000 registration penalty obligation referred to above) at March 31, 2007, this short-term cash obligation and the uncertainty related to it could have a material adverse impact on the Company’s ability to fund its business plan and conduct operations.

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

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to its ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, and the Company may have to reduce the scope of its planned operations. If cash and cash equivalents are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its product development program, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies or discontinue its operations.

Operating Activities. For the three months ended March 31, 2007, operating activities utilized cash of $142,752, as compared to utilizing cash of $64,786 for the three months ended March 31, 2006.

The Company had working capital of $338,192 at March 31, 2007, primarily as a result of the sale of the Company’s common stock pursuant to private placement in June and July 2006 that generated net proceeds of $969,372.

Investing Activities. For the three months ended March 31, 2007 and 2006, investing activities utilized net cash of $272 and $237, respectively, for the purchase of office equipment.

Financing Activities. There were no financing activities for the three months ended March 31, 2007. For the three months ended March 31, 2006, financing activities provided net cash of $70,480 from advances from stockholder.

Principal Commitments

At March 31, 2007, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at March 31, 2007 consisted of the estimated liquidated damages payable under the registration rights agreement (see "Results of Operations—Three Months Ended March 31, 2007 and 2006" above) and the contractual obligations as summarized below.

Effective March 22, 2006, Lixte entered into a CRADA with the NINDS of the NIH. The CRADA is for a term of two years from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients.

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

On February 5, 2007, Lixte entered into a two-year agreement (the “Agreement”) with Chem-Master International, Inc. (“Chem-Master”) pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.  The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the three months ended March 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Agreement at any time during the term of the Agreement upon 60 days prior written notice.  On February 5, 2009, provided that the Agreement has not been terminated prior to such date, Lixte agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

Off-Balance Sheet Arrangements

At March 31, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of March 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the quarter ended March 31, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending or threatened legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2007, Lixte entered into a two-year agreement (the “Agreement”) with Chem-Master International, Inc. (“Chem-Master”) pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share), and was charged to operations as research and development costs during the three months ended March 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Agreement at any time during the term of the Agreement upon 60 days prior written notice.  On February 5, 2009, provided that the Agreement has not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. (Registrant)
Date: May 18, 2007	By:	/s/ John S. Kovach
John S. Kovach
Chief Executive Officer and Chief Financial Officer (Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Services Agreement between Lixte Biotechnology, Inc. and Freestate of Bavaria represented by
University of Regensburg dated January 5, 2007, previously filed as an exhibit to the
Company’s Current Report on Form 8-K filed on January 11, 2007, and incorporated herein by reference.

10.2	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc.
dated February 5, 2007, previously filed as an exhibit to the Company’s Current Report on Form
8-K filed on February 9, 2007, and incorporated herein by reference.

31	Certifications (1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.