Form 10QSB
period 2007-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2007-08-14
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the Company had 26,582,183 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐  No ☒

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -

June 30, 2007 (Unaudited) and December 31, 2006 (Restated)	1

Condensed Consolidated Statements of Operations (Unaudited) -

Three Months Ended June 30, 2007 and 2006, Six Months Ended June 30, 2007 and 2006, and August 9, 2005 (Inception) to June 30, 2007 (Cumulative)	2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) -

August 9, 2005 (Inception) to June 30, 2007	3

Condensed Consolidated Statements of Cash Flows (Unaudited) -

Six Months Ended June 30, 2007 and 2006, and August 9, 2005 (Inception) to June 30, 2007 (Cumulative)	4-5

Notes to Condensed Consolidated Financial Statements -

June 30, 2007 (Unaudited) and December 31, 2006 (Restated)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits	22

SIGNATURES		24

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$194,671	$679,640
Advances on research and development contract services	174,925	50,000
Prepaid insurance	5,990	20,365
Total current assets	375,586	750,005
Office equipment , net of accumulated depreciation of $871 at June 30, 2007 and $575 at December 31, 2006	1,038	1,062
Total assets	$376,624	$751,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,587	$31,786
Liquidated damages payable under registration rights agreement	74,000	74,000
Research and development contract liabilities	25,873	---
Due to stockholder	92,717	92,717
Total current liabilities	204,177	198,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 26,582,183 shares	2,658	2,658
Additional paid-in capital	1,176,822	1,128,114
Deficit accumulated during the development stage	(1,007,033)	(578,208)
Total stockholders’ equity	172,447	552,564
Total liabilities and stockholders’ equity	$376,624	$751,067

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,			Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2007
		2007		2006	2007	2006	(Cumulative)
Revenues	$	---	$	---	$—	$—	$—

Costs and expenses:
General and administrative, including $8,792 and $79,566 of stock-based compensation during the three months ended June 30, 2007 and 2006, $17,708 and $79,566 during the six months ended June 30, 2007 and 2006, respectively, and $115,108 for the period from August 9, 2005 (inception) to June 30, 2007 (cumulative)		104,233		113,869	255,986	135,853	571,417
Depreciation		148		114	296	229	871
Research and development costs, including $31,000 of stock-based expense during the six months ended June 30, 2007 and the period from August 9, 2005 inception) to June 30, 2007 (cumulative)		74,925		50,000	180,850	50,000	330,950
Reverse merger costs		---		45,000	---	50,000	50,000
Total costs and expenses		179,306		208,983	437,132	236,082	953,238
		(179,306)		(208,983)	(437,132)	(236,082)	(953,238)
Interest income		3,584		---	8,307	—	20,205
Liquidated damages under registration rights agreement		---		---	---	—	(74,000)
Net loss		$(175,722)		$(208,983)	$(428,825)	$(236,082)	$(1,007,033)
Net loss per common share - basic and diluted		$(0.01)		$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted		26,582,183		19,087,490	26,582,183	19,054,819

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to June 30, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006 (Restated)	26,582,183	2,658	1,128,114	(578,208)	552,564
Stock-based compensation	—	—	17,708	—	17,708
Stock-based research and development costs	—	—	31,000	—	31,000
Net loss	—	—	—	(428,825)	(428,825)
Balance, June 30, 2007 (Unaudited)	26,582,183	$2,658	$1,176,822	$(1,007,033)	$172,447

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2007
	2007	2006	(Cumulative)

Cash flows from operating activities
Net loss	$(428,825)	$(236,082)	$(1,007,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296	229	871
Stock-based compensation	17,708	79,566	115,108
Stock-based research and development costs	31,000	---	31,000
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(124,925)	(150,000)	(174,925)
Prepaid expenses	14,375	---	(5,990)
Increase (decrease) in -
Accounts payable and accrued expenses	(20,199)	15,958	11,587
Research and development contract liabilities	25,873	197,000	25,873
Liquidated damages payable under registration rights agreement	---	---	74,000
Net cash used in operating activities	(484,697)	(93,329)	(929,509)

Cash flows from investing activities
Purchase of office equipment	(272)	(237)	(1,909)
Net cash used in investing activities	(272)	(237)	(1,909)

Cash flows from financing activities
Proceeds from sale of common stock to founder	---	---	1,500
Cash acquired in reverse merger transaction	---	62,500	62,500
Gross proceeds from sale of common stock	---	657,299	1,183,889
Payment of private placement offering costs	---	(134,360)	(214,517)
Advances from stockholder	---	86,771	92,717
Net cash provided by financing activities	---	672,210	1,126,089

Net increase (decrease) in cash	(484,969)	578,644	194,671
Cash at beginning of period	679,640	4,946	---
Cash at end of period	$194,671	$583,590	$194,671

(continued)

 LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2007
	2007	2006	(Cumulative)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007 (Unaudited) and December 31, 2006 (Restated)

1. Organization and Basis of Presentation

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a public “shell” company, whereby Lixte became a wholly-owned subsidiary of SRKP. For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte and do not include the historical financial results of SRKP. The stockholders’ equity section of SRKP has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred. Comparative financial statements for the periods ended June 30, 2006 reflect the results of operations of Lixte, the accounting acquirer in the reverse merger transaction. Unless the context indicates otherwise, SRKP and Lixte are hereinafter referred to as the “Company”. On December 7, 2006, the Company amended its Certificate of Incorporation to change its name from SRKP 7, Inc. to Lixte Biotechnology Holdings, Inc. (“Holdings”).

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

The condensed consolidated financial statements of Lixte (the “Company”) at June 30, 2007, for the three months and six months ended June 30, 2007 and 2006, and for the period from August 9, 2005 (Inception) to June 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007 and 2006, and for the period from August 9, 2005 (Inception) to June 30, 2007 (cumulative), and its cash flows for the six months ended June 30, 2007 and 2006, and for the period from August 9, 2005 (Inception) to June 30, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2006 (Restated) has been derived from the Company’s audited financial statements (as restated) as of that date.

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

The Company expects that its products will derive directly from its intellectual property, which will consist of patents that it anticipates will arise out of its research activities. These patents are expected to cover biomarkers uniquely associated with the specific types of cancer, patents on methods to identify drugs that inhibit growth of specific tumor types, and combinations of drugs and other potential therapeutic agents for the treatment of specific cancers.

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

Going Concern and Plan of Operations

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, which raises substantial doubt about its ability to continue as a going concern.

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

At June 30, 2007, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2007 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of its private placement (see Note 3), selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433.

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

The Company does not currently have sufficient resources to fully fund its planned operations for the next twelve months. The strain on the Company’s limited cash resources has been further exacerbated by the registration penalty obligation of $74,000 (originally recorded at December 31, 2006 pursuant to EITF 00-19-2), reflecting the cash amount currently payable to the investors in the private placement for the registration penalty accrued through mid-May 2007, as described at Note 3. If the Company does not maintain the effectiveness of its registration statement, the Company would be subject to a further registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008. Since the Company only has cash of $194,671 and working capital of $171,409 (including the effect from the $74,000 registration penalty obligation referred to above) at June 30, 2007, this short-term cash obligation and the uncertainty related to it could have a material adverse impact on the Company’s ability to fund its business plan and conduct operations.

The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements. Based on the Company’s revised operating budget, through December 31, 2008, the Company estimates that it will require approximately $1,500,000 of additional funding. The Company estimates that it will require an additional $3,500,000 to fund operations (including laboratory operations) in 2009 and 2010. The amount and timing of future cash requirements will depend on market acceptance of the Company’s products, if any, and the resources that the Company devotes to developing and supporting its products. The Company anticipates funding these cash requirements from debt or equity financings, mergers or acquisitions, and/or via the sale or license of certain of its assets.

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

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any modified grants subsequent to December 31, 2005.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements.

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

 Research and Development

Research and development costs are expensed as incurred. Amounts due, pursuant to contractual commitments, on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company accounts for its research and development contracts in accordance with EITF 07-3.

The funds paid to NINDS of the NIH, pursuant to the CRADA effective March 22, 2006, represent an advance on research and development costs and therefore have future economic benefit. As such, such costs are being charged to expense when they are actually expended by the provider, which is, effectively, as they perform the research activities that they are contractually committed to provide. Absent information that would indicate that a different expensing schedule is more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances are being expensed over the contractual service term on a straight-line basis, which reflects a reasonable estimate of when the underlying research and development costs are being incurred. The Company’s $200,000 financial obligation due under the CRADA as of March 22, 2007, was paid on June 29, 2007, and is intended to fund ongoing research and development activities through March 2008.

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

The Share Exchange Agreement was determined through arms-length negotiations between Holdings, the Seller and Lixte. In connection with the Exchange, the Company paid WestPark Capital, Inc. an aggregate cash fee of $50,000.

Private Placement

 On June 30, 2006, concurrently with the closing of the Exchange, the Company sold an aggregate of 1,973,869 shares of its common stock to 26 accredited investors in an initial closing of its private placement at a per share price of $0.333, resulting in aggregate gross proceeds to the Company of $657,299. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the private placement exercisable at $0.333 per share and (b) an additional 2% of the number of shares sold in the private placement also exercisable at $0.333 per share. A total of 236,864 warrants were issued. Net cash proceeds to the Company, after the deduction of all private placement offering costs and expenses, were $522,939.On July 27, 2006, the Company sold an aggregate of 1,581,351 shares of its common stock to 31 accredited investors in a second closing of the private placement at a per share price of $0.333 resulting in aggregate gross proceeds to the Company of $526,590. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the private placement exercisable at $0.333 per share and (b) an additional 2% of the number of shares sold in the private placement also exercisable at $0.333 per share. A total of 189,762 warrants were issued. Net cash proceeds to the Company were $446,433.

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

As part of the Company’s private placement of its securities completed on July 27, 2006, the Company entered into a registration rights agreement with the purchasers, whereby the Company agreed to register the shares of common stock sold in the private placement, and to maintain the effectiveness of such registration statement, subject to certain conditions. The agreement required the Company to file a registration statement within 45 days of the closing of the private placement and to have the registration statement declared effective within 120 days of the closing of the private placement. Since the registration statement was not declared effective by the Securities and Exchange Commission within 120 days of the closing of the private placement, the Company was required to pay each investor prorated liquidated damages equal to 1.0% of the amount raised per month, payable monthly in cash. On September 8, 2006, the Company filed a registration statement on Form SB-2 to register 3,555,220 shares of the common stock sold in the private placement.

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the SEC. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006 (Restated), the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame. As a result, the Company has accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000 as a current liability at June 30, 2007 and December 31, 2006 (Restated). No further registration penalty accrual was required at June 30, 2007, as the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. The Company will continue to review the status of the registration statement at each quarter end in the future and record further liquidated damages under the registration rights agreement as necessary. As of June 30, 2007, the Company had not yet paid the registration penalty to the investors.

 Stock Options

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 is being charged to operations ratably from July 1, 2006 through June 30, 2008. During the year ended December 31, 2006 (Restated), the three months ended June 30, 2007, and the six months ended June 30, 2007, the Company recorded a charge to operations of $31,000, $5,167 and $10,333, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $31,000 ($0.31 per share). The fair value of such options is being charged to operations ratably from July 1, 2006 through June 30, 2008. In accordance with EITF 96-18, options granted to committee members are valued each reporting period to determine the amount to be recorded as an expense in the respective period. On December 31, 2006 (Restated), and June 30, 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $30,000 ($0.30 per share) and $29,000 ($0.29 per share), respectively, which resulted in a charge to operations of $7,500 during the year ended December 31, 2006 (Restated), $3,625 during the three months ended June 30, 2007, and $7,375 during the six months ended June 30, 2007. As the options vest, they will be valued one final time on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On December 31, 2006 (Restated), the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were deemed to be the same as at June 30, 2006, except for an expected life of 4.5 years. On June 30, 2007, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were deemed to be the same as at June 30, 2006, except for an expected life of 4 years.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan, which provides for the granting of awards, consisting of common stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of June 30, 2007, no awards had been granted under the 2007 Stock Compensation Plan.

4. Related Party Transactions

Since inception, Dr. John Kovach, Lixte’s founding stockholder, has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At June 30, 2007 and December 31, 2006 (Restated), stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by the Company’s founding stockholder and Chief Executive Officer. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

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

6.  Commitments and Contingencies

Effective March 22, 2006, Lixte entered into a CRADA with the NINDS of the NIH. The CRADA is for a term of two years from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first installment of $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second installment of $200,000 was paid in full on June 29, 2007.

On January 5, 2007, Lixte entered into a Services Agreement with The Free State of Bavaria (Germany) represented by the University of Regensburg (the “University”) pursuant to which Lixte retained the University to provide to it certain samples of primary cancer tissue and related biological fluids to be obtained from patients afflicted with specified types of cancer. The University will also provide certain information relating to such patients. Lixte agreed to pay the University 72,000 Euros (approximately $99,700) in two installments of 36,000 Euros (approximately $49,850). The first installment was paid on March 7, 2007, and the second installment will be paid within sixty days of the earlier of (i) January 5, 2008 or (ii) the University’s fulfillment of certain obligations relating to the delivery of materials.

On February 5, 2007, Lixte entered into a two-year agreement (the “Agreement”) with Chem-Master International, Inc. (“Chem-Master”) pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the six months ended June 30, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Agreement at any time during the term of the Agreement upon sixty days prior written notice.  On February 5, 2009, provided that the Agreement has not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years beginning in 2005.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements.

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

Research and Development

Research and development costs are expensed as incurred. Amounts due on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.  The Company accounts for its research and development contracts in accordance with EITF 07-3.

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

The lead scientist at NINDS collaborating with the Company under the CRADA is Dr. Zhengping Zhuang. Dr. Zhuang is internationally recognized for his research in molecular pathology. Dr. Zhuang has four issued and two pending patents related to molecular pathology of human cancers. Dr. Zhuang recently discovered a biomarker of relevance to the growth of GBMs that the Company believes can be used as a tool for identifying drugs that affect the growth of GBM cells. Under the CRADA, the Company will support two persons at the NIH to work under the direction of Dr. Zhuang. The goal is to identify drugs that inhibit GBM cell growth and to determine if the identified biomarker may be useful for estimation of prognosis. The Company’s contribution to the collaborative research done by the Company and the NIH is $200,000 annually for two years to fund two research assistants expected to be at the post-doctoral level, as well as supplies and travel expenses.

On February 6, 2006, the Company filed a provisional patent application naming as co-inventors Dr. Zhuang and several other NIH investigators, and Dr. Kovach covering certain methods and classes of molecules that are expected to be the foundation of product development and commercialization efforts with respect to human brain tumors. On February 6, 2007, the Company filed on behalf of NIH co-inventors and Dr. Kovach a PCT international patent including all countries participating in the Patent Cooperation Treaty (except the USA) and an identical non-provisional patent in the USA. These two patent applications contain all claims in the provisional patent of February 6, 2006 plus additional claims. The Company has received a draft of the proposed exclusive patent license agreement with the NIH.

Both February 6, 2007 patent filings fall under the CRADA agreement with the NINDS of the NIH. Patents resulting from these applications are jointly owned by Lixte and the U.S. Government. All NIH co-inventors are required to assign their rights to the NIH. As specified in the CRADA agreement between the Company and the NINDS of the NIH, the Company is entitled to obtain an exclusive license from the NIH to all claims in these patents. The Company has received a draft of the proposed exclusive patent license agreement with the NIH. Under the proposed agreement, the Company will pay a non-creditable, non-refundable upfront fee of $150,000 within thirty days from the effective date of the agreement, a royalty of 6% on net sales, with a minimum annual royalty of $30,000 and royalties upon achieving the following benchmarks: (a) $50,000 upon starting Phase I Clinical Trials; (b) $100,000 upon starting Phase II Clinical Trials; (c) $200,000 upon starting Phase III Clinical Trials; (d) $300,000 upon filing an IND submission; and (e) $500,000 upon the first commercial sale. Additionally, the Company is required to pay royalties of 15% of the consideration received for the guaranty of sublicensing rights. The Company intends to negotiate these economic terms in order to attempt to obtain more advantageous economic terms. The Company believes that the other terms of the proposed agreement are customary for agreements of this type. The Company is in continuing discussions with the NIH’s Office of Technology Transfer regarding the schedule of payments based on milestones and the amount of royalty to be paid. Nothing has arisen in these discussions to date to suggest that there is any issue with the Company receiving exclusive licenses on reasonable terms for work done under the CRADA.

On February 6, 2007, the Company also filed a new U.S. provisional application in its sole name. This filing does not fall under the CRADA. The Company has the sole right to any patent issued pursuant to this application. This application identifies a method of synthesis and documents activity against glioblastoma multiforme cell lines in vitro of a proprietary lead compound synthesized by the Company. This provisional patent application also describes a series of homologs of this lead compound.

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

There is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - June 30, 2007 - Going Concern” below).

The Company has two major goals to achieve over the next 12 months. The prime objective, in collaboration with NINDS under the CRADA, is to extend the characterization of potentially more effective drugs and drug combinations (identified by the Company and jointly with NINDS for the treatment of the incurable human brain tumor, GBM. The second goal is to obtain well characterized samples of common human cancers other than GBM under conditions needed to identify new biomarkers for the earlier detection and identification of biochemical pathways as potential targets for new treatments.

Goal I: Development of More Effective Regimens for the Treatment of GBM

Over the next 12 months, the Company will continue to develop preclinical data supporting the potential effectiveness of several drugs for the treatment of GBM when used alone or in combination. The drugs that have been identified as active in vitro have never been used for the treatment of GBM in humans. Some of these compounds were included in claims of a provisional patent filed jointly by the Company and NINDS in February 2006. Over the past 12 months, the activity of these drugs has been documented and several new lead compounds were identified. This work was done under the CRADA. The combinations of several pairs of lead drugs appear to have some specificity for GBM in that at equimolar doses these drugs are more active against GBMs than against other human cancer cell types tested. Some of the drug combinations are synergistic in their ability to inhibit the growth of GBMs, e.g., the combination of two drugs inhibits GBMs to a greater extent than would be expected from the sum of their inhibitory effects when used alone.

Over the next 12 months, the Company will evaluate two or more lead compounds alone and in combination for activity against human GBMs in an animal (mouse) model. These evaluations will be done at the NIH under protocols developed by NINDS and the Company. The protocols will be approved by NIH committees responsible for approving the conduct of animal research at the NIH and will be carried out by NIH personnel as a joint activity under the CRADA. The CRADA agreement specifies evaluation of drug regimens in animal models as one of the activities to be pursued by the Company and NINDS. It is anticipated that the animal studies will include three regimens identified under the CRADA that have never been investigated as treatment for human GBMs. The Company expects initial animal studies at the NIH will be completed in September 2007.

If the current animal experiments at the NIH show anti-cancer activity against GBMs without significant toxicity, the Company will rapidly expand the evaluation of the lead compound(s) by screening for anti-cancer activity against other types of human cancers not included under the CRADA. The Company will also evaluate the activity of its lead compound(s) in an animal (mouse) model of GBM in which human GBM cells are growing intra-cranially. These studies will be outsourced to a contract research organization (“CRO”) experienced in the evaluation and pharmacologic characterization of new anti-cancer agents under conditions required by the National Cancer Institute and the FDA. The Company will contract for these studies because the scope of the activities and the technical demands for this type of animal study lies outside the agreement and capabilities of its NIH partner. As a result, the Company’s projected operating budget will increase by approximately $500,000 to reflect the costs of carrying out these evaluations with a CRO and the costs of additional patent applications and the maintenance of the national and international status of filed applications.

As the effectiveness of lead regimens against GBMs in the animal model is determined, a decision will be made as to which regimens are most promising for development for human studies. This decision will be made jointly by the Company with the advice of its scientific advisory board and its CRADA partner, NINDS. At this point, NINDS and the Company will consider whether development of specific regimens for evaluation in humans should proceed via an extension of the existing CRADA, under a new CRADA with NINDS, or possibly with another institute at the NIH, by the Company alone via outsourcing all pre-clinical drug evaluations required by the FDA to a commercial CRO, and/or with a partner in the pharmaceutical industry capable of taking the drug(s) though the IND process and conducting clinical evaluations.

The Company expects to participate in clinical trials of new therapies in partnership with an organization experienced in such undertakings. The partnering organization may be either a clinical branch of NIH or a pharmaceutical company with expertise in the conduct of clinical trials. The Company’s present position is to take one or more of its new therapies for the treatment of glioblastoma multiforme through pre-clinical evaluation as part of the CRADA agreement with the NINDS of the NIH. After completing pre-clinical evaluation, the Company will consider partnering with the NIH to conduct a phase I trial or jointly with the NIH seek a third party, most probably a large pharmaceutical company to carry the new therapies into phase I trials.

After completion of phase I trials, the Company, potentially in partnership with the NIH or on its own, would collaborate with the third party to carry new therapies found to be safe for administration to humans in the phase I trials into phase II trials.

Phase II trials test the safety and effectiveness, as well as the best estimate of the proper dose of the new therapies in a group of patients with the same type of cancer at the same stage. For the Company’s initial studies, the focus will be brain tumors. The duration of phase II trials may run from 6 to 24 months. New regimens showing beneficial activity in phase II trials may then be considered for evaluation in phase III trials. Phase III trials for the evaluation of new cancer treatments are comparative trials in which the therapeutic benefit of a new regimen is compared to the therapeutic benefit of the best standard regimen in a randomized study.

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

 Plans Beyond the Next 12 Months

In late 2008, the Company expects to be in a position to begin analyses of tumor types other than GBM. In order to do this, the Company estimates that it will need to establish and operate a laboratory for a period of two years (originally estimated to be 2008 and 2009, now estimated to be 2009 and 2010) to proceed with biomarker discovery in cancers other than GMB independent of the NIH. The creation and operation of the laboratory for two years is estimated to cost approximately $1,700,000. The Company will continue to incur additional costs, including, among others, patent, legal, accounting/audit, insurance and office expenses. Accordingly, the Company’s revised operating budget indicates that in addition to the estimated $1,500,000 required to fund operations through December 2008, the Company will also require an additional $3,500,000 to fund operations (including laboratory operations) in 2009 and 2010. The Company anticipates funding these cash requirements from debt or equity financings, mergers or acquisitions, and/or via the sale or license of certain of its assets (including licensing rights to compounds for the treatment of GBMs).

The laboratory (rented space) is expected to be located in a biotechnology incubator of the State of Maryland in close proximity to the NIH or comparable incubator near an academic biomedical research center. This incubator offers low-cost, high-quality space and shared resources necessary for molecular biology research. Because of proximity to the NIH or other academic biomedical research centers, the Company will have access to many highly trained scientists and technical personnel to staff the laboratory.

Projected major expenses for the wet laboratory are estimated as follows:

Year 1:
$48,000	for rental of 800 sq. ft. wet lab in MD incubator ($4,000/month plus utilities/phone/internet)
$300,000	for staff salaries plus fringe (1 scientist and 2 technicians)
$100,000	for disposable equipment and reagents ($33,000/lab person)
$300,000	for equipment (one-time expense)
$100,000	for outsourced technical services (LC/MS/MS, immunoassay development)
Total Year 1:	$848,000

Year 2:
$50,400	for rental of wet lab
$315,000	for staff salaries
$105,000	for supplies
$300,000	for outsource technology services (LC/MS/MS, immunoassay development)
Total Year 2:	$770,400

Budget summary (2 years):

Total budgeted costs for laboratory operations	$1,318,400
Equipment	$300,000
Miscellaneous	$81,600
Total budget	$1,700,000

Results of Operations

The Company is a development stage company and has not yet commenced revenue-generating operations. Comparative financial statements for the three months and six months ended June 30, 2006 reflect the results of operations of Lixte Biotechnology, Inc. the Company’s operating subsidiary, as it was the accounting acquirer in the reverse merger transaction.

Three Months Ended June 30, 2007 and 2006

General and Administrative Expenses. For the three months ended June 30, 2007, general and administrative expenses were $104,233, which included $8,792 for the vested portion of the fair value of stock options issued to a director and certain members of the Company’s Scientific Advisory Committee on June 30, 2006, as compared to $113,869 for the three months ended June 30, 2006, which included $79,566 for the vested portion of the fair value of stock options issued to a director and certain members of the Company’s Scientific Advisory Committee on June 30, 2006. The significant components of general and administrative expenses to date consist primarily of legal and accounting fees, including costs associated with the registration of the common stock sold in the Company’s private placement in June and July 2006.

Depreciation. For the three months ended June 30, 2007 and 2006, depreciation expense was $148 and $114, respectively.

Research and Development Costs. For the three months ended June 30, 2007, research and development costs were $74,925, as compared to $50,000 for the three months ended June 30, 2006.

Reverse Merger Costs. In conjunction with the reverse merger transaction completed on June 30, 2006, WestPark Capital, Inc. was paid a cash fee of $45,000 on June 30, 2006, which was charged to operations during the three months ended June 30, 2006.

Interest Income. For the three months ended June 30, 2007, interest income was $3,584. The Company did not have any interest income for the three months ended June 30, 2006.

Net Loss. For the three months ended June 30, 2007, the Company incurred a net loss of $175,722, as compared to a net loss of $208,983 for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 and 2006

General and Administrative Expenses. For the six months ended June 30, 2007, general and administrative expenses were $255,986, which included $17,708 for the vested portion of the fair value of stock options issued to a director and certain members of the Company’s Scientific Advisory Committee on June 30, 2006, as compared to $135,853 for the six months ended June 30, 2006, which included $79,566 for the vested portion of the fair value of stock options issued to a director and certain members of the Company’s Scientific Advisory Committee on June 30, 2006. The significant components of general and administrative expenses to date consist primarily of legal and accounting fees, including costs associated with the registration of the common stock sold in the Company’s private placement in June and July 2006.

Depreciation. For the six months ended June 30, 2007 and 2006, depreciation expense was $296 and $229, respectively.

Research and Development Costs. For the six months ended June 30, 2007, research and development costs were $180,850, including $31,000 of stock-based expense related to a five-year stock option to purchase 100,000 shares of the Company’s common stock at $0.333 per share issued to Chem-Master International, Inc. on February 5, 2007 that was fully vested and non-forfeitable on the date of issuance. Research and development costs were $50,000 for the six months ended June 30, 2006.

Reverse Merger Costs. In conjunction with the reverse merger transaction completed on June 30, 2006, WestPark Capital, Inc. was paid an aggregate cash fee of $50,000, which was charged to operations during the six months ended June 30, 2006.

Interest Income. For the six months ended June 30, 2007, interest income was $8,307. The Company did not have any interest income for the six months ended June 30, 2006.

Net Loss. For the six months ended June 30, 2007, the Company incurred a net loss of $428,825, as compared to a net loss of $236,082 for the six months ended June 30, 2006.

Liquidity and Capital Resources - June 30, 2007

Going Concern

At June 30, 2007, the Company had not yet commenced any revenue-generating operations and was therefore considered a “development stage company”. All activity through June 30, 2007 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30 2006, the Company’s cash requirements were funded by advances from its founder, Dr. John Kovach, the Company’s Chief Executive Officer. On June 30, 2006, the Company completed an initial closing of its private placement, selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433.

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

The Company does not currently have sufficient resources to fully fund its planned operations for the next twelve months. The strain on the Company’s limited cash resources has been further exacerbated by the registration penalty obligation of $74,000 (originally recorded at December 31, 2006 pursuant to EITF 00-19-2), reflecting the cash amount currently payable to the investors in the private placement for the registration penalty accrued through mid-May 2007. If the Company does not maintain the effectiveness of its registration statement, the Company would be subject to a further registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008. Since the Company only has cash of $194,671 and working capital of $171,409 (including the effect from the $74,000 registration penalty obligation referred to above) at June 30, 2007, this short-term cash obligation and the uncertainty related to it could have a material adverse impact on the Company’s ability to fund its business plan and conduct operations.

Since inception, Dr. John Kovach, Lixte’s founding stockholder, has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At June 30, 2007 and December 31, 2006 (Restated), stockholder advances totaled $92,717. The Company currently does not anticipate repaying such advances until sufficient funds are available to fund the Company’s business plan.

The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements. Through December 31, 2008, the Company estimates that it will require approximately $1,500,000 of additional funding. The Company estimates that it will require an additional $3,500,000 to fund operations (including laboratory operations) in 2009 and 2010. The amount and timing of future cash requirements will depend on market acceptance of the Company’s products, if any, and the resources that the Company devotes to developing and supporting its products. The Company anticipates funding these cash requirements from debt or equity financings, mergers or acquisitions, and/or via the sale or license of certain of its assets.

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

Operating Activities. For the six months ended June 30, 2007, operating activities utilized cash of $484,697, as compared to utilizing cash of $93,329 for the six months ended June 30, 2006.

The Company had working capital of $171,409 at June 30, 2007, primarily as a result of the sale of the Company’s common stock pursuant to private placement in June and July 2006 that generated net proceeds of $969,372.

Investing Activities. For the six months ended June 30, 2007 and 2006, investing activities utilized net cash of $272 and $237, respectively, for the purchase of office equipment.

Financing Activities. There were no financing activities for the six months ended June 30, 2007. For the six months ended June 30, 2006, financing activities provided net cash of $672,210, consisting of the gross proceeds from the sale of common stock of $657,299, the cash acquired in the reverse merger transaction of $62,500, and advances from stockholder of $86,771, reduced by the payment of private placement offering costs of $134,360.

Principal Commitments

At June 30, 2007, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at June 30, 2007 consisted of the estimated liquidated damages payable under the registration rights agreement of $74,000 and the contractual obligations as summarized below.

On January 5, 2007, Lixte entered into a Services Agreement with The Free State of Bavaria (Germany) represented by the University of Regensburg (the “University”) pursuant to which Lixte retained the University to provide to it certain samples of primary cancer tissue and related biological fluids to be obtained from patients afflicted with specified types of cancer. The University will also provide certain information relating to such patients. Lixte agreed to pay the University 72,000 Euros (approximately $100,000) in two installments of 36,000 Euros (approximately $50,000). The first installment was paid on March 7, 2007, and the second installment will be paid within sixty days of the earlier of (i) January 5, 2008 or (ii) the University’s fulfillment of certain obligations relating to the delivery of materials.

On February 5, 2007, Lixte entered into a two-year agreement (the “Agreement”) with Chem-Master International, Inc. (“Chem-Master”) pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.  The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the six months ended June 30, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Agreement at any time during the term of the Agreement upon sixty days prior written notice.  On February 5, 2009, provided that the Agreement has not been terminated prior to such date, Lixte agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

Off-Balance Sheet Arrangements

At June 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors that materially affect, or are reasonably likely to materially affect, those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending or threatened legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

LIXTE BIOTECHNOLOGY HOLDINGS,
(Registrant)

Date: August 13, 2007	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer (Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Services Agreement between Lixte Biotechnology, Inc. and Freestate of Bavaria represented by
University of Regensburg dated January 5, 2007, previously filed as an exhibit to the
Company’s Current Report on Form 8-K filed on January 11, 2007, and incorporated herein by reference.

10.2	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc.
dated February 5, 2007, previously filed as an exhibit to the Company’s Current Report on Form
8-K filed on February 9, 2007, and incorporated herein by reference.

10.3	2007 Stock Compensation Plan adopted by the Company’s Board of Directors on June 20, 2007. (1)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.