Form 10KSB/A
period 2006-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2007-08-21
CIK 1335105

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

Securities registered under Section 12(g) of the Act: Common Stock.

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note

We are filing this Amendment to Form 10-KSB to modify the table in Item 11 “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” to delete the disclaimer by Richard Rappaport of beneficial ownership with respect to 426,626 shares issuable upon exercise of warrants issued to WestPark Capital, Inc.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

Date: August 21, 2007	By:	/s/ John S. Kovach
Name: John S. Kovach
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Amendment to Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John S. Kovach	Chief Executive Officer, Principal Financial Officer,	August 21, 2007
John S. Kovach	Principal Accounting Officer and Director