Form 10QSB
period 2007-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2007-11-14
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, the Company had 26,832,183 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2007 (Unaudited) and December 31, 2006 (Restated)	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months Ended September 30, 2007 and 2006, Nine Months Ended September 30, 2007 and 2006, and August 9, 2005 (Inception) to September 30, 2007 (Cumulative)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) -
August 9, 2005 (Inception) to September 30, 2007	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Nine Months Ended September 30, 2007 and 2006, and August 9, 2005 (Inception) to September 30, 2007 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements -
September 30, 2007 (Unaudited) and December 31, 2006 (Restated)	9

Item 2. Management’s Discussion and Analysis or Plan of Operation	20

Item 3. Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1 Legal Proceedings	31

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 Defaults Upon Senior Securities	31

Item 4 Submission of Matters to a Vote of Security Holders	32

Item 5 Other Information	32

Item 6 Exhibits	32

SIGNATURES	33

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$124,069	$679,640
Advances on research and development contract services	124,963	50,000
Prepaid insurance	22,828	20,365
Total current assets	271,860	750,005
Office equipment, net of accumulated depreciation of $1,019 at September 30, 2007 and $575 at December 31, 2006	890	1,062
Total assets	$272,750	$751,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,931	$31,786
Liquidated damages payable under registration rights agreement	74,000	74,000
Research and development contract liabilities	38,335	---
Due to stockholder	92,717	92,717
Total current liabilities	242,983	198,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 26,832,183 shares at September 30, 2007 and 26,582,183 shares at December 31, 2006	2,683	2,658
Additional paid-in capital	1,955,321	1,128,114
Deficit accumulated during the development stage	(1,927,987)	(578,208)
	30,017	552,564
Less receivable from sale of common stock	(250)	---
Total stockholders’ equity	29,767	552,564
Total liabilities and stockholders’ equity	$272,750	$751,067

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,				Period from August 9, 2005 (Inception) to September 30, 2007
	2007		2006		2007		2006		(Cumulative)
Revenues	$	---	$	---	$	---	$	---	$ ---

Costs and expenses:
General and administrative, including $773,356 and $8,917 of stock-based compensation during the three months ended September 30, 2007 and 2006, $791,064 and $88,483 during the nine months ended September 30, 2007 and 2006, respectively, and $888,464 for the period from August 9, 2005 (inception) to September 30, 2007 (cumulative)		853,075		65,251		1,109,061		201,104	1,424,492
Depreciation		148		115		444		344	1,019
Research and development costs, including $4,918 of stock-based expense during the three months ended September 30, 2007, $35,918 for the nine months ended September 30, 2007 and the period from August 9, 2005 inception) to September 30, 2007 (cumulative)		68,593		50,100		249,443		100,100	399,543
Reverse merger costs		---		---		---		50,000	50,000
Total costs and expenses		921,816		115,466		1,358,948		351,548	1,875,054
		(921,816)		(115,466)		(1,358,948)		(351,548)	(1,875,054)
Interest income		862		6,588		9,169		6,588	21,067
Liquidated damages under registration rights agreement		---		---		---		---	(74,000)
Net loss		$(920,954)		$(108,878)		$(1,349,779)		$(344,960)	$(1,927,987)
Net loss per common share - basic and diluted		$(0.03)		$(0.00)		$(0.05)		$(0.02)
Weighted average number of common shares outstanding - basic and diluted		26,612,403		26,135,279		26,592,256		21,440,909

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to September 30, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Receivable from Sale of Common	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	Stock	(Deficiency)

Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	—	1,500
Net loss for the period August 9, 2005 (inception) to December 31, 2005	—	—	—	(16,124)	—	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	—	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	—	969,372
Stock-based compensation	—	—	97,400	—		97,400
Net loss for the year	—	—	—	(562,084)	—	(562,084)
Balance, December 31, 2006 (Restated)	26,582,183	2,658	1,128,114	(578,208)	—	552,564
Stock-based compensation	250,000	25	791,289	—	(250)	791,064
Stock-based research and development costs	—	—	35,918	—	—	35,918
Net loss for the nine months ended September 30, 2007	—	—	—	(1,349,779)	—	(1,349,779)
Balance, September 30, 2007 (Unaudited)	26,832,183	$2,683	$1,955,321	$(1,927,987)	$(250)	$29,767

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2007
	2007	2006	(Cumulative)

Cash flows from operating activities
Net loss	$(1,349,779)	$(344,960)	$(1,927,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	444	344	1,019
Stock-based compensation	791,064	88,483	888,464
Stock-based research and development costs	35,918	---	35,918
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(74,963)	(100,000)	(124,963)
Prepaid expenses	(2,463)	(27,552)	(22,828)
Increase (decrease) in -
Accounts payable and accrued expenses	6,145	2,579	37,931
Research and development contract liabilities	38,335	---	38,335
Liquidated damages payable under registration rights agreement	---	---	74,000
Net cash used in operating activities	(555,299)	(381,106)	(1,000,111)

Cash flows from investing activities
Purchase of office equipment	(272)	(238)	(1,909)
Net cash used in investing activities	(272)	(238)	(1,909)

Cash flows from financing activities
Proceeds from sale of common stock to founder	---	---	1,500
Cash acquired in reverse merger transaction	---	62,500	62,500
Gross proceeds from sale of common stock	---	1,183,889	1,183,889
Payment of private placement offering costs	---	(233,025)	(214,517)
Advances from stockholder	---	86,771	92,717
Net cash provided by financing activities	---	1,100,135	1,126,089

Net increase (decrease) in cash	(555,571)	718,791	124,069
Cash at beginning of period	679,640	4,946	---
Cash at end of period	$124,069	$723,737	$124,069

(continued)

 LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2007
	2007	2006	(Cumulative)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of non-cash financing activities:
Receivable from sale of common stock to consultant	$250	$—	$250

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(FORMERLY SRKP 7, INC.)
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007 (Unaudited) and December 31, 2006 (Restated)

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

The condensed consolidated financial statements of Lixte (the “Company”) at September 30, 2007, for the three months and nine months ended September 30, 2007 and 2006, and for the period from August 9, 2005 (Inception) to September 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three months and nine months ended September 30, 2007 and 2006, and for the period from August 9, 2005 (Inception) to September 30, 2007 (cumulative), and its cash flows for the nine months ended September 30, 2007 and 2006, and for the period from August 9, 2005 (Inception) to September 30, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2006 (Restated) has been derived from the Company’s audited financial statements (as restated) as of that date.

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

The Company is considered a “development stage company” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations. The Company has selected December 31 as its fiscal year-end.

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

At September 30, 2007, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2007 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of its private placement (see Note 3), selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433.

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

The Company does not currently have sufficient resources to fully fund its planned operations for the next twelve months. The strain on the Company’s limited cash resources has been further exacerbated by the registration penalty obligation of $74,000 (originally recorded at December 31, 2006 pursuant to EITF 00-19-2), reflecting the cash amount currently payable to the investors in the private placement for the registration penalty accrued through mid-May 2007, as described at Note 3. If the Company does not maintain the effectiveness of its registration statement, the Company would be subject to a further registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008. Since the Company only has cash of $124,069 and working capital of $28,877 (including the effect from the $74,000 registration penalty obligation referred to above) at September 30, 2007, this short-term cash obligation and the uncertainty related to it could have a material adverse impact on the Company’s ability to fund its business plan and conduct operations.

The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements. Based on the Company’s updated and revised operating budget, the Company estimates that it will require approximately $600,000 of additional funding through December 31, 2008. Thereafter, the Company currently estimates that it will require an additional $2,000,000 to fund future operations, including the possible establishment of a laboratory, depending on the availability of capital and various operating developments. The amount and timing of future cash requirements will depend on market acceptance of the Company’s products, if any, and the resources that the Company devotes to developing and supporting its products. The Company anticipates funding these cash requirements from debt or equity financings, mergers or acquisitions, and/or via the sale or license of its intellectual properties.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to its ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan and the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its product development program, or obtain funds if available through strategic alliances that may require the Company to relinquish rights to certain of its technologies or discontinue its operations.

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

In addition, commencing January 1, 2006, the Company was required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company did not have any unvested outstanding stock options or warrants at December 31, 2005.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Other than the foregoing, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

 Research and Development

              Research and development costs are expensed as incurred.  Research and development expenses consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates.

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

The funds paid to NINDS of the NIH, pursuant to the CRADA effective March 22, 2006, represent an advance on research and development costs and therefore have future economic benefit. As such, such costs are being charged to expense when they are actually expended by the provider, which is, effectively, as they perform the research activities that they are contractually committed to provide. Absent information that would indicate that a different expensing schedule is more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances are being expensed over the contractual service term on a straight-line basis, which reflects a reasonable estimate of when the underlying research and development costs are being incurred. The Company’s $200,000 financial obligation due under the CRADA as of March 22, 2007, was paid on June 29, 2007, and is intended to fund ongoing research and development activities through June 2008.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs are expensed as incurred. Patent costs were $19,500 and $5,000 for the three months ended September 30, 2007 and 2006, respectively, $66,092 and $33,064 for the nine months ended September 30, 2007 and 2006, respectively, and $132,769 for the period from August 9, 2005 (inception) to September 30, 2007 (cumulative). Patent costs are included in general and administrative expense in the Company's statement of operations.

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

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the SEC. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006 (Restated), the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame. As a result, the Company has accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000 as a current liability at September 30, 2007 and December 31, 2006 (Restated). No further registration penalty accrual was required at September 30, 2007, as the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. The Company will continue to review the status of the registration statement at each quarter end in the future and record further liquidated damages under the registration rights agreement as necessary. As of September 30, 2007, the Company had not yet paid the registration penalty to the investors.

4. Related Party Transactions

Since inception, Dr. John Kovach, Lixte’s founding stockholder, has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2007 and December 31, 2006 (Restated), stockholder advances totaled $92,717.

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

6.  Stock Options

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 is being charged to operations ratably from July 1, 2006 through June 30, 2008. During the year ended December 31, 2006 (Restated), the three months ended September 30, 2007, and the nine months ended September 30, 2007, the Company recorded a charge to operations of $31,000, $5,167 and $15,500, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $31,000 ($0.31 per share). The fair value of such options is being charged to operations ratably from July 1, 2006 through June 30, 2008. On December 31, 2006 (Restated), and September 30, 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $30,000 ($0.30 per share) and $98,000 ($0.98 per share), respectively, which resulted in a charge to operations of $7,500 during the year ended December 31, 2006 (Restated), $12,316 during the three months ended September 30, 2007, and $19,691 during the nine months ended September 30, 2007.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of common stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. On September 12, 2007, pursuant to the 2007 Plan, the Company granted to Dr. Stephen Carter, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), which is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months and the nine months ended September 30, 2007, the Company recorded a charge to operations of $5,016 with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 share) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $945,000 ($0.945 per share), of which $465,000 was charged to operations on September 12, 2007, and the remaining $480,000 is being charged to operations ratably from September 12, 2007 through September 12, 2008. During the three months and the nine months ended September 30, 2007, the Company recorded a charge to operations of $488,607 with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,000 ($1.00 per share), which is being charged to operations ratably from September 12, 2007 through September 12, 2010. During the three months and the nine months ended September 30, 2007, the Company recorded a charge to operations of $4,918, with respect to these options.

In accordance with EITF 96-18, options granted to committee members and outside consultants are valued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they will be valued one final time on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On December 31, 2006 (Restated), the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were deemed to be the same as at June 30, 2006, except for an expected life of 4.5 years. On September 30, 2007, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price on date of grant - $1.05; exercise price - $0.333 to $1.00; expected life - 3.75 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%.

7.  Commitments and Contingencies

Effective March 22, 2006, Lixte entered into a CRADA with the NINDS of the NIH. The CRADA is for a term of 27 months, as amended, from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first installment of $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second installment of $200,000 was paid in full on June 29, 2007. The CRADA was extended to June 30, 2008 from March 2008 at no additional cost as the funds provided by the Company will support the collaboration at least until that date.

On January 5, 2007, Lixte entered into a Services Agreement with The Free State of Bavaria (Germany) represented by the University of Regensburg (the “University”) pursuant to which Lixte retained the University to provide to it certain samples of primary cancer tissue and related biological fluids to be obtained from patients afflicted with specified types of cancer. The University will also provide certain information relating to such patients. Lixte agreed to pay the University 72,000 Euros in two equal installments. The first installment of 36,000 Euros ($48,902) was paid on March 7, 2007, and the second installment of 36,000 Euros (approximately $51,380 at September 30, 2007) will be paid within sixty days of the earlier of (i) January 5, 2008 or (ii) the University’s fulfillment of certain obligations relating to the delivery of materials.

On February 5, 2007, Lixte entered into a two-year agreement (the “Agreement”) with Chem-Master International, Inc. (“Chem-Master”) pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the nine months ended September 30, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Agreement at any time during the term of the Agreement upon sixty days prior written notice.  On February 5, 2009, provided that the Agreement has not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

On September 12, 2007, the Company entered into two consulting agreements for financial or scientific services. Compensation related to these agreements is primarily in the form of stock options (see Note 6).

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador is to provide the Company with various financial services. Pursuant to the Agreement, Lixte agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share). The fair value of this transaction was determined to be in excess of the purchase price by $262,250 ($1.049 per share), reflecting the difference between the $0.001 purchase price and the $1.05 price per share as quoted on the OTC Bulletin Board, and was charged to operations as stock-based compensation during the three months and nine months ended September 30, 2007.

On September 27, 2007, the Company entered into an agreement with Southern Research Institute (“Southern”), pursuant to which Southern agreed to conduct certain scientific studies. The studies are expected to be completed by November 1, 2007 at a total cost of $22,710.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years beginning in 2005.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Other than the foregoing, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs are expensed as incurred

Stock-Based Compensation

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

Plan of Operation

The Company’s focus is on developing new treatments for the most common and most aggressive type of primary brain cancer, glioblastoma multiforme (“GBM”). The Company entered into a Cooperative Research and Development Agreement (the “CRADA”) with the National Institute of Neurological Diseases and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) to identify and evaluate drugs that target a specific biochemical pathway for GBM cell differentiation. The CRADA also covers research to determine whether expression of a component of this pathway correlates with prognosis in glioma patients.

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

These patent applications fall under the CRADA agreement with the NINDS of the NIH. Patents resulting from these applications are jointly owned by Lixte and the U.S. Government. All NIH co-inventors are required to assign their rights to the NIH. As specified in the CRADA agreement between the Company and the NINDS of the NIH, the Company is entitled to obtain an exclusive license from the NIH to all claims in these patents. The Company has received a draft of the proposed exclusive patent license agreement with the NIH. Under the proposed agreement, the Company will pay a non-creditable, non-refundable upfront fee of $150,000 within thirty days from the effective date of the agreement, a royalty of 6% on net sales, with a minimum annual royalty of $30,000, and royalties upon achieving the following benchmarks: (a) $50,000 upon starting Phase I Clinical Trials; (b) $100,000 upon starting Phase II Clinical Trials; (c) $200,000 upon starting Phase III Clinical Trials; (d) $300,000 upon filing an IND submission; and (e) $500,000 upon the first commercial sale. Additionally, the Company is required to pay royalties of 15% of the consideration received for the guaranty of sublicensing rights. The Company intends to negotiate these economic terms in order to attempt to obtain more advantageous economic terms. The Company believes that the other terms of the proposed agreement are customary for agreements of this type. The Company is attempting to finalize the agreement with the NIH Office of Technology Transfer by January 2008.

In February 2007, the Company also filed a new U.S. provisional patent application that does not fall under the CRADA. This application identifies a method of synthesis and documents activity against glioblastoma multiforme cell lines in vitro of a proprietary lead compound, LB-1, and a series of homologs of this compound. Additional patent applications were filed with new claims for homologs of LB-1 (July, 2007); for extension of the use of the treatments claimed for GBM to the treatments of two types of pediatric cancers, meduloblastoma and neuroblastoma (August, 2007); and for a new lead compound, LB-2.5, as representative of several novel agents distinct in pharmacological activity from LB-1 also possessing anti-GBM activity (October 1, 2007).

Accordingly, in the past nine months, the Company has filed five patent applications focused on the identification of two classes of drugs, members of which inhibit the growth of brain tumor cells and other types of cancers in model systems. The patents claim the identity, methods of synthesis, and use for anti-cancer treatment of lead compounds from each of the two classes. The compounds are proprietary to the Company and the use claims are filed jointly with NIH under the CRADA.

The Company expected and continues to expect that its products will derive directly from the intellectual property arising from its research activities. The development of lead compounds with different mechanisms of action that are both active against GBM cells was based upon insight as to potential tumor cell vulnerability derived from identification of the biomarker for GBM by the Company’s collaborators at NINDS, NIH and claimed in a joint patent application with NIH. The approach used to develop potentially effective drugs for GBM will continue to be the primary strategy of the Company to develop new therapies and potentially new diagnostic tests (based on biomarkers) for cancers other than GBM in the future, subject to the availability of the appropriate resources to support such activities.

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

There is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - September 30, 2007 - Going Concern” below).

Primary Goal for the Next 12 Months

Because of progress in identifying compounds that have anti-cancer activity against human brain tumor cells in the test tube and in animal models, the Company’s primary focus in the near-term will be to characterize of its two lead compounds, LB-1 and LB-2.5, to meet the requirements of the FDA for submitting an IND for a phase I clinical trial of one or both compounds. At the same time, the Company will evaluate the activity of its lead compounds against other common human cancers, first in the test tube, and then in animal models for compounds showing activity.

The Company will continue to develop preclinical data supporting the potential effectiveness of these drugs for the treatment of GBM when used alone or in combination. The drugs that have been identified as active in vitro have never been used for the treatment of GBM in humans. An abstract of the activity of LB-1 against human GBM cells in the test tube and growing in the mouse is being submitted to be considered for presentation at a national cancer meeting in spring 2008.

Over the next six months, the Company will assess the potential interest of two or three of the major pharmaceutical companies in participating in the development of its lead compounds in the future. A decision will be made as to which regimens are most promising for development for human studies. This decision will be made jointly by the Company with the advice of its scientific advisory board and its CRADA partner, NINDS. At this point, NINDS and the Company will consider whether development of specific regimens for evaluation in humans should proceed via an extension of the existing CRADA, under a new CRADA with NINDS, or possibly with another institute at the NIH, by the Company alone via outsourcing all pre-clinical drug evaluations required by the FDA to a commercial CRO, and/or with a partner in the pharmaceutical industry capable of taking the drug(s) though the IND process and conducting clinical evaluations. The existing CRADA was extended to June 30, 2008 from March 2008 at no additional cost as the funds provided by the Company will support the collaboration at least until that date.

Additional Activities for the Next 12 Months

The Company will also evaluate the anti-cancer activity of its two lead compounds alone and in combination for activity against human GBMs in an animal (mouse) model. The lead drugs appear to be synergistic in their ability to inhibit the growth of GBMs, e.g., a combination of two drugs inhibits GBMs to a greater extent than would be expected from the sum of their inhibitory effects when used alone. These evaluations are being done at the NIH under protocols developed by NINDS and the Company. The CRADA specifies evaluation of drug regimens in animal models as one of the activities to be pursued by the Company and NINDS.

In addition, the Company will evaluate the effectiveness of LB-1 and LB-2.5 against tumors other that GBM in the test tube. Since both compounds affect processes that are disordered in cancer cells other than brain tumors, both drugs will be assessed for activity against a wide variety of common human cancers, including cancers of the lung, colon, breast, stomach and ovary. This screening will be done under contract with a CRO, and results are expected by mid-2008. If activity is found, the active drug(s) will be evaluated in mouse models of the appropriate cancer type analogous to the process being pursued for development of new treatments for GBM.

The Company will also continue to collect samples of human tumors and associated blood and urine samples through the University of Regensburg under the Company’s January 5, 2007 agreement with the Free State of Bavaria, Germany. The samples will be used in the future to apply technology to search for new biomarkers for cancers other than GBM. The present CRADA with NINDS is limited to the study of GBM.

Plans Beyond the Next 12 Months

The Company expects to participate in clinical trials of new therapies in partnership with an organization experienced in such undertakings. The partnering organization may be either a clinical branch of NIH or a pharmaceutical company with expertise in the conduct of clinical trials. The Company’s present position is to take one or more of its new therapies for the treatment of glioblastoma multiforme through pre-clinical evaluation as part of the CRADA with the NINDS of the NIH. After completing pre-clinical evaluation, the Company will consider partnering with the NIH to conduct a phase I trial or jointly with the NIH seek a third party, most probably a large pharmaceutical company to carry the new therapies into Phase I trials. After completion of Phase I trials, the Company, potentially in partnership with the NIH or on its own, would collaborate with the third party to carry new therapies found to be safe for administration to humans in the Phase I trials into Phase II trials.

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

 Whether the Company will participate or be in a position to participate in any clinical trials will depend upon partnerships and specific licensing agreements. However, in all cases of clinical trial participation, the Company will be subject to FDA regulation. These regulations are specific and form the basis for assessing the potential clinical benefit of new therapeutic regimens while safeguarding the health of patients participating in investigational studies. Even after a drug receives approval from the FDA for sale as a new treatment for a specific disease indication, the sponsors of the drug are subject to reporting potentially adverse effects of a new regimen to the FDA.

Given the progress in identifying two lead compounds with activity in animal models of GBM, the Company is devoting its resources to bring the agents to a point at which an IND can be submitted to the FDA for a Phase I clinical trial. One lead compound (LB-1) is the most advanced in the process and the Company plans to be ready for IND submission by early 2009. The other lead compound (LB-2.5), which inhibits cancer cells by a mechanism distinct from that of LB-1, is anticipated to complete its evaluation by the end of 2009.

The Company had planned to begin its own analyses of tumor types other than GBM for new biomarkers by late 2008. However, in order to do this, the Company would need to establish and operate an independent laboratory. The creation and operation of such a laboratory for two years is estimated to cost approximately $2,000,000. Accordingly, the Company is deferring plans to open and staff an independent laboratory until the full intellectual property value of its initial lead compounds for treatment of brain tumors is determined.

Results of Operations

The Company is a development stage company and has not yet commenced revenue-generating operations.

Three Months Ended September 30, 2007 and 2006

General and Administrative Expenses. For the three months ended September 30, 2007, general and administrative expenses were $853,075, which included $773,356 for the vested portion of the fair value of stock options issued and the fair value of common stock sold to a consultant, as compared to $65,251 for the three months ended September 30, 2006, which included $8,917 for the vested portion of the fair value of stock options issued. Included in general and administrative expenses for the three months ended September 30, 2007 and 2006 was $19,500 and $5,000 of patent costs, respectively.

The significant components of general and administrative expenses to date consist primarily of legal fees (including patent costs) and accounting fees, including costs associated with the registration of the common stock sold in the Company’s private placement in June and July 2006.

Depreciation. For the three months ended September 30, 2007 and 2006, depreciation expense was $148 and $115, respectively.

Research and Development Costs. For the three months ended September 30, 2007, research and development costs were $68,593, which included $4,918 for the vested portion of the fair value of stock options issued, as compared to $50,100 for the three months ended September 30, 2006.

Interest Income. For the three months ended September 30, 2007, interest income was $862, as compared to $6,588 for the three months ended September 30, 2006.

Net Loss. For the three months ended September 30, 2007, the Company incurred a net loss of $920,954, as compared to a net loss of $108,878 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 and 2006

General and Administrative Expenses. For the nine months ended September 30, 2007, general and administrative expenses were $1,109,061, which included $791,064 for the vested portion of the fair value of stock options issued and the fair value of common stock sold to a consultant, as compared to $201,104 for the nine months ended September 30, 2006, which included $88,483 for the vested portion of the fair value of stock options issued. Included in general and administrative expenses for the nine months ended September 30, 2007 and 2006 was $66,092 and $33,064 of patent costs, respectively.

The significant components of general and administrative expenses to date consist primarily of legal fees (including patent costs) and accounting fees, including costs associated with the registration of the common stock sold in the Company’s private placement in June and July 2006.

Depreciation. For the nine months ended September 30, 2007 and 2006, depreciation expense was $444 and $344, respectively.

Research and Development Costs. For the nine months ended September 30, 2007, research and development costs were $249,443, including $35,918 for the vested portion of the fair value of stock options issued to a consultant and the fair value of a five-year stock option to purchase 100,000 shares of the Company’s common stock at $0.333 per share issued to Chem-Master International, Inc. on February 5, 2007 that was fully vested and non-forfeitable on the date of issuance. Research and development costs were $100,100 for the nine months ended September 30, 2006.

Reverse Merger Costs. In conjunction with the reverse merger transaction completed on June 30, 2006, WestPark Capital, Inc. was paid an aggregate cash fee of $50,000, which was charged to operations during the nine months ended September 30, 2006.

Interest Income. For the nine months ended September 30, 2007, interest income was $9,169, as compared to $6,588 for the nine months ended September 30, 2006.

Net Loss. For the nine months ended September 30, 2007, the Company incurred a net loss of $1,349,779, as compared to a net loss of $344,960 for the nine months ended September 30, 2006.

Liquidity and Capital Resources - September 30, 2007

Going Concern

At September 30, 2007, the Company had not yet commenced any revenue-generating operations and was therefore considered a “development stage company”. All activity through September 30, 2007 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30 2006, the Company’s cash requirements were funded by advances from its founder, Dr. John Kovach, the Company’s Chief Executive Officer. On June 30, 2006, the Company completed an initial closing of its private placement, selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of its private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433.

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

The Company does not currently have sufficient resources to fully fund its planned operations for the next nine months. The strain on the Company’s limited cash resources has been further exacerbated by the registration penalty obligation of $74,000 (originally recorded at December 31, 2006 pursuant to EITF 00-19-2), reflecting the cash amount currently payable to the investors in the private placement for the registration penalty accrued through mid-May 2007. If the Company does not maintain the effectiveness of its registration statement, the Company would be subject to a further registration penalty at the rate of approximately $12,000 per 30-day period thereafter, continuing through July 2008. Since the Company only has cash of $124,069 and working capital of $28,877 (including the effect from the $74,000 registration penalty obligation referred to above) at September 30, 2007, this short-term cash obligation and the uncertainty related to it could have a material adverse impact on the Company’s ability to fund its business plan and conduct operations.

Since inception, Dr. John Kovach, Lixte’s founding stockholder, has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2007 and December 31, 2006 (Restated), stockholder advances totaled $92,717. The Company currently does not anticipate repaying such advances until sufficient funds are available to fund the Company’s business plan.

The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements. Based on the Company’s updated and revised operating budget, the Company estimates that it will require approximately $600,000 of additional funding through December 31, 2008. Thereafter, the Company currently estimates that it will require an additional $2,000,000 to fund future operations, including the possible establishment of a laboratory, depending on the availability of capital and various operating developments. The amount and timing of future cash requirements will depend on market acceptance of the Company’s products, if any, and the resources that the Company devotes to developing and supporting its products. The Company anticipates funding these cash requirements from debt or equity financings, mergers or acquisitions, and/or via the sale or license of its intellectual properties.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to its ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan and the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its product development program, or obtain funds if available through strategic alliances that may require the Company to relinquish rights to certain of its technologies or discontinue its operations.

Operating Activities. For the nine months ended September 30, 2007, operating activities utilized cash of $555,299, as compared to utilizing cash of $381,106 for the nine months ended September 30, 2006.

The Company had working capital of $28,877 at September 30, 2007, primarily as a result of the sale of the Company’s common stock pursuant to private placement in June and July 2006 that generated net proceeds of $969,372.

Investing Activities. For the nine months ended September 30, 2007 and 2006, investing activities utilized net cash of $272 and $238, respectively, for the purchase of office equipment.

Financing Activities. There were no financing activities for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, financing activities provided net cash of $1,100,135, consisting of the gross proceeds from the sale of common stock of $1,183,889, the cash acquired in the reverse merger transaction of $62,500, and advances from stockholder of $86,771, reduced by the payment of private placement offering costs of $233,025.

Principal Commitments

At September 30, 2007, the Company did not have any material commitments for capital expenditures. The Company had paid its second and final installment due under the CRADA of $200,000 on June 29, 2007. The Company’s principal commitments at September 30, 2007 consisted of the estimated liquidated damages payable under the registration rights agreement of $74,000 and the contractual obligations as summarized below.

On January 5, 2007, Lixte entered into a Services Agreement with The Free State of Bavaria (Germany) represented by the University of Regensburg (the “University”) pursuant to which Lixte retained the University to provide to it certain samples of primary cancer tissue and related biological fluids to be obtained from patients afflicted with specified types of cancer. The University will also provide certain information relating to such patients. Lixte agreed to pay the University 72,000 Euros in two equal installments. The first installment of 36,000 Euros ($48,902) was paid on March 7, 2007, and the second installment of 36,000 Euros (approximately $51,380 at September 30, 2007) will be paid within sixty days of the earlier of (i) January 5, 2008 or (ii) the University’s fulfillment of certain obligations relating to the delivery of materials.

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

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador is to provide the Company with various financial services. Pursuant to the Agreement, Lixte agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share).

Off-Balance Sheet Arrangements

At September 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of common stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. On September 12, 2007, pursuant to the 2007 Plan, the Company granted to Dr. Stephen Carter, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), which is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months ended September 30, 2007, the Company recorded a charge to operations of $5,016 with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 share) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $945,000 ($0.945 per share), of which $465,000 was charged to operations on September 12, 2007, and the remaining $480,000 is being charged to operations ratably from September 12, 2007 through September 12, 2008. During the three months ended September 30, 2007, the Company recorded a charge to operations of $488,607 with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,000 ($1.00 per share), which is being charged to operations ratably from September 12, 2007 through September 12, 2010. During the three months ended September 30, 2007, the Company recorded a charge to operations of $4,918, with respect to these options.

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador is to provide the Company with various financial services. Pursuant to the Agreement, Lixte agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share). The fair value of this transaction was determined to be in excess of the purchase price by $262,250 ($1.049 per share), reflecting the difference between the $0.001 purchase price and the $1.05 price per share as quoted on the OTC Bulletin Board, and was charged to operations as stock-based compensation during the three months ended September 30, 2007.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 13, 2007	By:	/s/ JOHN S. KOVACH
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

10.3
2007 Stock Compensation Plan adopted by the Company’s Board of Directors on June 20, 2007, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 2007, and incorporated herein by reference.

10.4	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007. (1)

10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007. (1)

10.6	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007. (1)

10.7	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007. (1)

10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Mirador Consulting, Inc. dated September 20, 2007. (1)

10.9	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007. (1)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.