Form 10-Q
period 2008-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2008-05-14
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 000-51476

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

248 Route 25A, No. 2
East Setauket, New York 11733
 (Address of principal executive offices)

(631) 942-7959
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2008, the Company had 27,932,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2008 (Unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months Ended March 31, 2008 and 2007, and August 9, 2005 (Inception) to March 31, 2008 (Cumulative)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) -
August 9, 2005 (Inception) to March 31, 2008	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Three Months Ended March 31, 2008 and 2007, and August 9, 2005 (Inception) to March 31, 2008 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements -
Three Months Ended March 31, 2008 and 2007 (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

SIGNATURES	36

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,166	$508,070
Advances on research and development contract services	43,142	88,180
Prepaid expenses	11,542	32,117
Total current assets	383,850	628,367
Office equipment, net of accumulated depreciation of $1,326 at March 31, 2008 and $1,167 at December 31, 2007	583	742
Total assets	$384,433	$629,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,640	$73,741
Liquidated damages payable under registration rights agreement	74,000	74,000
Research and development contract liabilities	4,390	11,725
Due to stockholder	92,717	92,717
Total current liabilities	236,747	252,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 27,932,178 shares at March 31, 2008 and 27,832,178 shares at December 31, 2007	2,793	2,783
Additional paid-in capital	2,874,911	2,600,839
Deficit accumulated during the development stage	(2,730,018)	(2,226,696)
Total stockholders’ equity	147,686	376,926
Total liabilities and stockholders’ equity	$384,433	$629,109

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2008
	2008	2007	(Cumulative)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative, including $165,149 and $8,917 of stock-based compensation during the three months ended March 31, 2008 and 2007, respectively, and $1,152,993 for the period from August 9, 2005 (inception) to March 31, 2008 (cumulative)	268,817	110,003	1,773,745
Depreciation	159	148	1,326
Research and development costs, including $108,933 and $31,000 of stock-based expense during the three months ended March 31, 2008 and 2007, respectively, and $159,769 for the period from August 9, 2005 (inception) to March 31, 2008 (cumulative)	236,451	147,675	855,499
Reverse merger costs	—	—	50,000
Total costs and expenses	505,427	257,826	2,680,570
	(505,427)	(257,826)	(2,680,570)
Interest income	2,105	4,723	24,552
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(503,322)	$(253,103)	$(2,730,018)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	27,901,409	26,582,183

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss for the period August 9, 2005 (inception) to December 31, 2005	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss for the year	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	531,220	—	531,320
Stock-based compensation	250,000	25	890,669	—	890,694
Stock-based research and development costs	—	—	50,836	—	50,836
Net loss for the year				(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	2,600,839	(2,226,696)	376,926
Stock-based compensation	—	—	165,149	—	165,149
Stock-based research and development costs	100,000	10	108,923	—	108,933
Net loss for the three months ended March 31, 2008	—	—	—	(503,322)	(503,322)
Balance, March 31, 2008 (unaudited)	27,932,178	$2,793	$2,874,911	$(2,730,018)	$147,686

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2008
	2008	2007	(Cumulative)
Cash flows from operating activities
Net loss	$(503,322)	$(253,103)	$(2,730,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159	148	1,326
Stock-based compensation	165,149	8,917	1,152,993
Stock-based research and development costs	108,933	31,000	159,769
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	45,038	(187,387)	(43,142)
Prepaid expenses	20,575	7,188	(11,542)
Increase (decrease) in -
Accounts payable and accrued expenses	(8,101)	37,075	65,640
Research and development contract liabilities	(7,335)	213,410	4,390
Liquidated damages payable under registration rights agreement	—	—	74,000
Net cash used in operating activities	(178,904)	(142,752)	(1,326,584)

Cash flows from investing activities
Purchase of office equipment	—	(272)	(1,909)
Net cash used in investing activities	—	(272)	(1,909)

Cash flows from financing activities
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock	—	—	1,833,889
Payment of private placement offering costs	—	—	(333,197)
Advances from stockholder	—	—	92,717
Net cash provided by financing activities	—	—	1,657,659

Net increase (decrease) in cash	(178,904)	(143,024)	329,166
Cash at beginning of period	508,070	679,640	—
Cash at end of period	$329,166	$536,616	$329,166
(continued)

 LIXTE BIOTECHNOLOGY HOLDINGS, INC
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2008
	2008	2007	(Cumulative)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007 (Unaudited)

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

The condensed consolidated financial statements at March 31, 2008, for the three months ended March 31, 2008 and 2007, and for the period from August 9, 2005 (Inception) to March 31, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007, and for the period from August 9, 2005 (Inception) to March 31, 2008 (cumulative), and its cash flows for the three months ended March 31, 2008 and 2007, and for the period from August 9, 2005 (Inception) to March 31, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements as of that date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

At March 31, 2008, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2008 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of a private placement (see Note 3), selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of the private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433. On December 12, 2007, the Company completed a second private placement, selling 999,995 shares of common stock at a price of $0.65 per share and receiving net proceeds of $531,320.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal fees, are expensed as incurred. Patent costs were $40,000 and $40,000 for the three months ended March 31, 2008 and 2007, respectively, and $200,909 for the period from August 9, 2005 (inception) to March 31, 2008 (cumulative). Patent costs are included in research and development costs in the Company's statement of operations.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted the provisions of FIN 48 on January 1, 2007.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the staff regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The staff indicated that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. SAB 110 was effective January 1, 2008, and did not have a significant impact on the Company’s consolidated financial statements.

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

Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

At March 31, 2008 and December 31, 2007, the Company had securities outstanding entitling the holder thereof to acquire shares of common stock as follows:

	March 31, 2008	December 31, 2007
Warrants	546,626	546,626
Stock options	2,290,000	2,090,000
Total	2,836,626	2,636,626

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

Reclassification

Certain reclassifications have been made to prior period balances to conform to the March 31, 2008 presentation. Such reclassifications did not have any effect on results of operations.

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

Private Placements
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

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability at December 31, 2007 and 2006. No further registration penalty accrual was required at December 31, 2007, as the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. The Company will continue to review the status of the registration statement at each quarter end in the future and record further liquidated damages under the registration rights agreement as necessary. At March 31, 2008, the registration penalty to the investors was still due and payable.

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

4. Related Party Transactions

Since inception, Lixte’s founding stockholder and Chief Executive Officer, Dr. John Kovach, has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At March 31, 2008 and December 31, 2007, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the three months ended March 31, 2008 and 2007, and for the period from August 9, 2005 (Inception) through March 31, 2008, in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

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

6. Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 is being charged to operations ratably from July 1, 2006 through June 30, 2008. During the three months ended March 31, 2008 and 2007, the Company recorded a charge to operations of $5,167 and $5,167, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $31,000 ($0.31 per share), and is being charged to operations ratably from July 1, 2006 through June 30, 2008. On March 31, 2008 and 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $81,000 ($0.81 per share) and $30,000 ($0.30 per share), respectively, which resulted in a charge to operations of $14,594 and $11,260 during the three months ended March 31, 2008 and 2007, respectively.

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.333; exercise price - $0.333; expected life - 5 to 7 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On March 31, 2007, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were stock price - $0.333; exercise price - $0.333; expected life - 4.25 to 6.25 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. On March 31, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.95; exercise price - $0.333; expected life - 3.25 to 5.25 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009, which resulted in a charge to operations of $25,361 during the three months ended March 31, 2008.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining portion of the fair value of these options is being charged to operations ratably from September 12, 2007 through September 12, 2008. During the three months ended March 31, 2008, the Company recorded a charge to operations of $120,027 with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc. and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On March 31, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $255,000 ($0.85 per share), which resulted in a charge to operations of $26,844 during the three months ended March 31, 2008.

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

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On March 31, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables: stock price - $0.95; exercise price - $0.333 to $1.00; expected life - 4.45 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%. The Company used a revised volatility factor at March 31, 2008 as it had trading data commencing September 24, 2007.

Additional information with respect to common stock warrants and stock options issued is provided at Notes 3 and 7.

7. Commitments and Contingencies

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

On February 5, 2007, Lixte entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the year ended December 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.  On February 5, 2009, provided that the Chem-Master Agreement has not been terminated prior to such date, the Company has agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the amendment, Lixte issued 100,000 shares of its restricted common stock, valued at $75,000, and granted an option to Chem-Master to purchase 200,000 shares of the Company’s common stock. The option is exercisable for a period of two years from vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $96,000 ($0.48 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.75; exercise price - $1.65; expected life - 5 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%.

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On March 31, 2008, the fair value of the aforementioned stock options was determined to be $126,000 ($0.63 per share calculated using the following Black-Scholes input variables: stock price - $0.95; exercise price - $1.65; expected life - 3.33 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%, which resulted in a charge to operations of $7,089 during the three months ended March 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties (see “Liquidity and Capital Resources - March 31, 2008 - Going Concern”).

Recent Developments

On April 23, 2008, the Company announced that Dr. Jie Lu and Dr. Zhengping Zhuang of the Surgical Neurology Branch, National Institute of Neurological Disorders and Stroke, National Institutes of Health and the Company, as a collaborator in such study, reported at the Annual Meeting of the American Association of Cancer Research that the Company’s lead compound, LB-1, one of a patent-pending proprietary series of agents, has anti-cancer activity against human glioblastoma multiforme cells in a mouse model of cancer. Glioblastoma multiforme is the most common and aggressive brain tumor of adults. The Company and the Surgical Neurology Branch of the National Institute of Neurological Disorders and Stroke are continuing to develop LB-1 and analogs of the compound for the treatment of human brain cancers.

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

The Company elected to exercise its right to terminate the second year of an agreement with the University of Regensburg, Germany, for collection of certain numbers of tumors and other biological samples for research programs in the future. Under the agreement, the University of Regensburg will complete collection of 50% of the original number of samples. Lixte estimates that this collection will be sufficient for its needs for the next two to three years. In addition, Lixte has identified a commercial source of such materials that can be purchased in quantities as needed. Cancellation of the second year of the agreement resulted in a saving of Euro 36,000 (about $52,000).

The Company faces several potential challenges to its goal of commercial success. These include raising sufficient capital to fund its business plan, achieving commercially applicable results from its research programs, competition from more established, well-funded companies with competitive technologies, and future competition from companies developing new competitive technologies. Because of these challenges, there is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - March 31, 2008 - Going Concern” below).

Plans for the Next 9 Months

The Company has three major goals for the next 9 months.

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

The Company will seek the interest of NIH in supporting development of one or two lead compounds from the LB-1 series through pre-clinical studies necessary to receive FDA approval to take the drugs into Phase I clinical trials. The NIH offers opportunities for academic laboratories, including laboratories at NIH with a for-profit partner, to seek NIH support and expertise in expediting development of particularly promising new compounds as anti-cancer drugs. The Company will also explore the potential interest of major pharmaceutical companies in collaborating in the development of one or more of its lead compounds through Phase I clinical trials of their anti-cancer activity.

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

Existing resources, however, will not permit evaluation of activity of the Company’s lead drugs against many of the common cancers against which the Company’s compounds may have anti-cancer activity. Current resources also will not be sufficient to carry out pre-clinical studies necessary to apply to the FDA for approval of drug evaluations in Phase I trials. The Company estimates the cost of pre-clinical development by outsourcing to a leading clinical research organization at approximately $1,000,000 per drug. Thus, additional financing will need to be completed by late 2008 to give the Company the ability to accelerate drug development in the absence of a partner. Management is currently planning to proceed with pre-clinical development of one lead compound from the LB-1 and LB-2 series at a cost of $2,000,000, extend the CRADA with NIH at a cost of $200,000 for one additional year, and increase the Company’s research in assessing new anti-cancer compounds being created with its collaborating chemists. Accordingly, management will be seeking to raise approximately $3,000,000 in 2008 for expansion of the Company’s intellectual property and to capitalize on its initial successes in anti-cancer drug development by bringing at least one compound to clinical evaluation in 2009. There can be no assurances that the Company will be able to secure such additional financing, or obtain favorable terms on such financing if it is available.

The Company faces several potential challenges in its efforts to achieve commercial success, including raising sufficient capital to fund its business plan, achieving commercially applicable results of its research program, competition from more established, well-funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than the Company. There is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - March 31, 2008 - Going Concern”). Should the Company be unable to raise the required capital on a timely basis, the Company’s business plans would be materially adversely effected.

During 2008, the Company will also start to make public presentations of some of its data at national and international scientific meetings. Presentations were made at the First International Drug Discovery and Development Meeting, in Dubai, UAE, in February 2008, and at the Annual Meeting of the American Association of Cancer Research in San Diego, California, in April 2008.

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

Plans Beyond the Next 9 Months

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the expansion of its drug development program, working with the medicinal chemists at Chem-Master. The Company is exploring the synthesis of additional novel anti-cancer drugs. Several targets for anti-cancer drug development are under consideration. When the next group of compounds is developed, it will be designated as “LB-3”, as distinguished from the first two classes of compounds that were designated as “LB-1” and “LB-2”. This process is currently in the planning stage and no compounds have been made as yet.

Results of Operations - Three Months Ended March 31, 2008 and 2007

 The Company is a development stage company and had not commenced revenue-generating operations at March 31, 2008.

General and Administrative Expenses. For the three months ended March 31, 2008, general and administrative expenses were $268,817, which consisted of stock-based compensation of $165,149, consulting and professional fees of $71,725, insurance expense of $5,955, travel costs of $17,989, and other operating costs of $7,999. For the three months ended March 31, 2007, general and administrative expenses were $110,003, which consisted of stock-based compensation of $8,917, consulting and professional fees of $86,960, insurance expense of $7,188, filing fees of $3,194, and other operating costs of $3,744.

Depreciation. For the three months ended March 31, 2008 and 2007, depreciation expense was $159 and $148, respectively.

Research and Development Costs. For the three months ended March 31, 2008, research and development costs were $236,451, including $75,000 for the fair value of restricted common stock issued to a vendor, $33,933 for the vested portion of the fair value of stock options issued to a consultant and a vendor, patent costs of $40,000, laboratory supplies of $8,750, and other costs of $78,768. Research and development costs were $147,675 for the three months ended March 31, 2007, which included $31,000 for the vested portion of the fair value of stock options issued to a vendor, patent costs of $40,000, laboratory supplies of $1,750, and other costs of $74,925.

Interest Income. For the three months ended March 31, 2008, interest income was $2,105, as compared to interest income of $4,723 for the three months ended March 31, 2007.

Net Loss. For the three months ended March 31, 2008, the Company incurred a net loss of $503,322, as compared to a net loss of $253,103 for the three months ended March 31, 2007.

Liquidity and Capital Resources - March 31, 2008

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

At March 31, 2008, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2008 related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of a private placement, selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of the private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433. On December 12, 2007, the Company completed a second private placement, selling 999,995 shares of common stock at a price of $0.65 per share and receiving net proceeds of $531,320.

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

Operating Activities. For the three months ended March 31, 2008, operating activities utilized cash of $178,904, as compared to utilizing cash of $142,752 for the three months ended March 31, 2007, primarily as a result of increased expenditures for both general and administrative and research and development activities in 2008 as compared to 2007.

The Company had working capital of $147,103 at March 31, 2008, primarily as a result of the sale of the Company’s common stock pursuant to a second private placement in December 2007 that generated net proceeds of $531,320.

Investing Activities. There were no investing activities during the three months ended March 31, 2008. For the three months ended March 31, 2007, investing activities utilized cash of $272 for the purchase of office equipment.

Financing Activities. There were no financing activities during the three months ended March 31, 2008 and 2007.

Principal Commitments

At March 31, 2008, the Company did not have any material commitments for capital expenditures. The Company had paid its second and final installment due under the CRADA of $200,000 on June 29, 2007. The Company’s principal commitments at March 31, 2008 consisted of the liquidated damages payable under the registration rights agreement of $74,000 and the contractual obligations as summarized below.

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

On February 5, 2007, Lixte entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant of the Company, pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. Lixte has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.  On February 5, 2009, provided that the Chem-Master Agreement has not been terminated prior to such date, the Company has agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the amendment, Lixte issued 100,000 shares of its restricted common stock, valued at $75,000, and granted an option to Chem-Master to purchase 200,000 shares of the Company’s common stock. The option is exercisable for a period of two years from vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011.

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

Off-Balance Sheet Arrangements

At March 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management.

As of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2007, Lixte entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. Lixte has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.  On February 5, 2009, provided that the Chem-Master Agreement has not been terminated prior to such date, the Company has agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the amendment, Lixte issued 100,000 shares of its restricted common stock, valued at $75,000, and granted an option to Chem-Master to purchase 200,000 shares of the Company’s common stock. The option is exercisable for a period of two years from vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 13, 2008	By:	/s/ JOHN S. KOVACH
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

10.4
Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2007, and incorporated herein by reference.

10.5
Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2007, and incorporated herein by reference.

10.6
Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2007, and incorporated herein by reference.

10.7
Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2007, and incorporated herein by reference.

10.8
Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Mirador Consulting, Inc. dated September 20, 2007, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2007, and incorporated herein by reference.

10.9
Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2007, and incorporated herein by reference.

10.10	Amendment to Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated January 29, 2008. (1)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.