Form 10-Q
period 2008-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2008-08-12
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, the Company had 27,932,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 2008 (Unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months and Six Months Ended June 30, 2008 and 2007, and August 9, 2005 (Inception) to June 30, 2008 (Cumulative)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) -
August 9, 2005 (Inception) to June 30, 2008	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Six Months Ended June 30, 2008 and 2007, and August 9, 2005 (Inception) to June 30, 2008 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements -
Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T. Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

SIGNATURES	35

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1of this Quarterly Report on Form 10-Q.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,935	$508,070
Advances on research and development contract services	18,750	88,180
Prepaid expenses	5,308	32,117
Total current assets	225,993	628,367
Office equipment, net of accumulated depreciation of $1,485 at June 30, 2008 and $1,167 at December 31, 2007	424	742
Total assets	$226,417	$629,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$48,194	$73,741
Liquidated damages payable under registration rights agreement	74,000	74,000
Research and development contract liabilities	—	11,725
Due to stockholder	92,717	92,717
Total current liabilities	214,911	252,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 27,932,178 shares at June 30, 2008 and 27,832,178 shares at December 31, 2007	2,793	2,783
Additional paid-in capital	2,748,992	2,600,839
Deficit accumulated during the development stage	(2,740,279)	(2,226,696)
Total stockholders’ equity	11,506	376,926
Total liabilities and stockholders’ equity	$226,417	$629,109

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2008
	2008	2007	2008	2007	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative, including $(100,355) and $8,792 of stock-based expense during the three months ended June 30, 2008 and 2007, respectively, $64,794 and $17,708 of stock-based expense during the six months ended June 30, 2008 and 2007, respectively, and $1,052,638 for the period from August 9, 2005 (inception) to June 30, 2008 (cumulative)	(50,947)	89,241	217,869	199,244	1,669,791
Depreciation	159	148	318	296	1,485
Research and development costs, including $(25,564) and $0 of stock-based expense during the three months ended June 30, 2008 and 2007, respectively, $83,369 and $31,000 of stock-based expense during the six months ended June 30, 2008 and 2007, respectively, and $134,205 for the period from August 9, 2005 (inception) to June 30, 2008 (cumulative)	61,782	89,917	298,233	237,592	970,288
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	10,994	179,306	516,420	437,132	2,691,564
	(10,994)	(179,306)	(516,420)	(437,132)	(2,691,564)
Interest income	733	3,584	2,838	8,307	25,285
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(10,261)	$(175,722)	$(513,582)	$(428,825)	$(2,740,279)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	27,932,178	26,582,183	27,916,793	26,582,183

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to June 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss for the period August 9, 2005 (inception) to December 31, 2005	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss for the year	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	531,220	—	531,320
Stock-based compensation	250,000	25	890,669	—	890,694
Stock-based research and development costs	—	—	50,836	—	50,836
Net loss for the year				(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	2,600,839	(2,226,696)	376,926
Stock-based compensation	—	—	64,794	—	64,794
Stock-based research and development costs	100,000	10	83,359	—	83,369
Net loss for the six months ended June 30, 2008	—	—	—	(513,583)	(513,583)
Balance, June 30, 2008 (unaudited)	27,932,178	$2,793	$2,748,992	$(2,740,279)	$11,506

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2008
	2008	2007	(Cumulative)
Cash flows from operating activities
Net loss	$(513,583)	$(428,825)	$(2,740,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	318	296	1,485
Stock-based compensation	64,794	17,708	1,052,638
Stock-based research and development costs	83,369	31,000	134,205
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	69,430	(124,925)	(18,750)
Prepaid expenses	26,809	14,375	(5,308)
Increase (decrease) in -
Accounts payable and accrued expenses	(25,547)	(20,199)	48,194
Research and development contract liabilities	(11,725)	25,873	—
Liquidated damages payable under registration rights agreement	—	—	74,000
Net cash used in operating activities	(306,135)	(484,697)	(1,453,815)

Cash flows from investing activities
Purchase of office equipment	—	(272)	(1,909)
Net cash used in investing activities	—	(272)	(1,909)

Cash flows from financing activities
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock	—	—	1,833,889
Payment of private placement offering costs	—	—	(333,197)
Advances from stockholder	—	—	92,717
Net cash provided by financing activities	—	—	1,657,659

Net increase (decrease) in cash	(306,135)	(484,969)	201,935
Cash at beginning of period	508,070	679,640	—
Cash at end of period	$201,935	$194,671	$201,935

(continued)

 LIXTE BIOTECHNOLOGY HOLDINGS, INC
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2008
	2008	2007	(Cumulative)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)

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

The condensed consolidated financial statements at June 30, 2008, for the three months and six months ended June 30, 2008 and 2007, and for the period from August 9, 2005 (inception) to June 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three months and six months ended June 30, 2008 and 2007, and for the period from August 9, 2005 (inception) to June 30, 2008 (cumulative), and its cash flows for the six months ended June 30, 2008 and 2007, and for the period from August 9, 2005 (inception) to June 30, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements as of that date.

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

Operations

The Company is concentrating on discovering biomarkers for common cancers and on developing new treatments based on an understanding of the molecular activity of these biomarkers for common cancers. For each of these diseases, a biomarker that would enable identification of the presence of cancer at a stage curable by surgery could possibly save thousands of lives annually. In addition, biomarkers specific to these diseases may also provide clues as to processes (biological pathways) that characterize specific cancer types and that may be vulnerable to drug treatment targeted to the activity of the biomarker.

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

The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as the major types of leukemias. During the three months ended June 30, 2008, two different lead compounds, previously shown to have activity again brain tumors, were found to also have activity in a mouse model of human pancreatic cancer.

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

The Company is currently devoting its efforts to research and development related to discovering specific cancer biomarkers for early detection, estimation of prognosis, monitoring response to treatment, development of targeted therapeutic agents and new treatments based on an understanding of the molecular activity of these biomarkers for common cancers. The Company is seeking to exploit this opportunity through execution of its business plan and the development of related patents.

At June 30, 2008, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2008 is related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of a private placement (see Note 3), selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of the private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433. On December 12, 2007, the Company completed a second private placement, selling 999,995 shares of common stock at a price of $0.65 per share and receiving net proceeds of $531,320.

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

The Company’s current resources are marginally adequate to fund the Company’s basic operating budget through December 31, 2008, but are not sufficient to fund expanded research activities with respect to the Company’s promising intellectual property during the remainder of 2008 and beyond. The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements.

Based on the Company’s revised and updated research program, the Company currently estimates that it will require additional funds of approximately $2,000,000 for the year ending December 31, 2009 in order to fund operations and continuing drug discovery and to bring one drug through the pre-clinical evaluation process needed for submission of an IND. The Company is attempting to arrange such funding during the next few months, although there can be no assurances that the Company will be successful in this regard. The amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, and the resources that the Company devotes to developing and supporting its activities. The Company anticipates funding these cash requirements from a combination of debt or equity financings and the sale, licensing or joint venturing of its intellectual properties.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to its ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

The funds paid to NINDS of the NIH, pursuant to the CRADA effective March 22, 2006, as amended, represent an advance on research and development costs and therefore have future economic benefit. As such, such costs are being charged to expense when they are actually expended by the provider, which is, effectively, as they perform the research activities that they are contractually committed to provide. Absent information that would indicate that a different expensing schedule is more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances are being expensed over the contractual service term on a straight-line basis, which reflects a reasonable estimate of when the underlying research and development costs are being incurred. The Company’s $200,000 financial obligation due under the CRADA as of March 22, 2007 was paid on June 29, 2007, and funded ongoing research and development activities through June 30, 2008. In June 2008, the CRADA was extended to September 30, 2009 with no additional funding required for the period between July 1, 2008 and September 30, 2008. However, for the period from October 1, 2008 through September 30, 2009, the Company has agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 commencing on October 1, 2008.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal fees, are expensed as incurred. Patent costs were $34,224 and $6,592 for the three months ended June 30, 2008 and 2007, respectively, $74,224 and $46,592 for the six months ended June 30, 2008 and 2007, respectively, and $235,133 for the period from August 9, 2005 (inception) to June 30, 2008 (cumulative). Patent costs are included in research and development costs in the Company's statement of operations.

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

For federal income tax purposes, substantially all expenses, except for interest, taxes, and research and development, are deemed start-up and organization costs and must be deferred until the Company commences business operations at which time they may be written off over a 180-month period. The Company has elected to deduct research and development costs currently.

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

At June 30, 2008 and December 31, 2007, the Company had securities outstanding entitling the holder thereof to acquire shares of common stock as follows:

	June 30, 2008	December 31, 2007
Warrants	546,626	546,626
Stock options	2,290,000	2,090,000
Total	2,836,626	2,636,626

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

Reclassification

Certain reclassifications have been made to prior period balances to conform to the June 30, 2008 presentation. Such reclassifications did not have any effect on results of operations.

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008, and did not have any impact on the Company’s financial statement presentation or disclosures in 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008, and did not have any impact on the Company’s financial statement presentation or disclosures in 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

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

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability at June 30, 2008 and December 31, 2007. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At June 30, 2008, the registration penalty to the investors was still due and payable.

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

4. Related Party Transactions

Since inception, Lixte’s founding stockholder and Chief Executive Officer, Dr. John Kovach, has periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At June 30, 2008 and December 31, 2007, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the three months and six months ended June 30, 2008 and 2007, and for the period from August 9, 2005 (inception) through June 30, 2008 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

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

6. Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 is being charged to operations ratably from July 1, 2006 through June 30, 2008. During the three months ended June 30, 2008 and 2007, the Company recorded a charge to operations of $5,165 and $5,167, respectively, with respect to these options. During the six months ended June 30, 2008 and 2007, the Company recorded a charge to operations of $10,332 and $10,334, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $31,000 ($0.31 per share), and is being charged to operations ratably from July 1, 2006 through June 30, 2008. On June 30, 2008 and 2007, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $25,000 ($0.25 per share) and $29,000 ($0.29 per share), respectively, which resulted in a charge (credit) to operations of $(17,930) and $3,626 during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded a charge (credit) to operations of $(3,336) and $7,376, respectively, with respect to these options.

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.333; exercise price - $0.333; expected life - 5 to 7 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On June 30, 2007, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were stock price - $0.333; exercise price - $0.333; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. On June 30, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.30; exercise price - $0.333; expected life - 3 to 5 years; expected volatility - 154.5%; expected dividend yield - 0%; risk-free interest rate - 3.28%.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009, which resulted in a charge to operations of $25,361 and $50,722 during the three months and six months ended June 30, 2008, respectively.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining portion of the fair value of these options is being charged to operations ratably from September 12, 2007 through September 12, 2008. During the three months and six months ended June 30, 2008, the Company recorded a charge (credit) to operations of $(112,951) and $7,076, respectively, with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc. and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On June 30, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $81,000 ($0.27 per share), which resulted in a charge (credit) to operations of $(25,139) and $1,705 during the three months and six months ended June 30, 2008, respectively.

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

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On June 30, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables: stock price - $0.30; exercise price - $0.333 to $1.00; expected life - 4.2 years; expected volatility - 154.5%; expected dividend yield - 0%; risk-free interest rate - 3.28%. The Company used a revised volatility factor at June 30, 2008 as it had trading data commencing September 24, 2007.

Additional information with respect to common stock warrants and stock options issued is provided at Notes 3 and 7.

7. Commitments and Contingencies

Effective March 22, 2006, Lixte entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 42 months from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009 with no additional funding required for the period between July 1, 2008 and September 30, 2008. However, for the period from October 1, 2008 through September 30, 2009, the Company has agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 commencing on October 1, 2008.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the amendment, Lixte issued 100,000 shares of its restricted common stock, valued at $75,000, and granted an option to Chem-Master to purchase 200,000 shares of the Company’s common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $96,000 ($0.48 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.75; exercise price - $1.65; expected life - 5 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%.

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On June 30, 2008, the fair value of the aforementioned stock options was determined to be $48,000 ($0.24 per share calculated using the following Black-Scholes input variables: stock price - $0.30; exercise price - $1.65; expected life - 4.59 years; expected volatility - 154.5%; expected dividend yield - 0%; risk-free interest rate - 3.28%, which resulted in a charge (credit) to operations of $(425) and $6,664 during the three months and six months ended June 30, 2008, respectively.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties (see “Liquidity and Capital Resources - June 30, 2008 - Going Concern”).

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

On August 8, 2008, the Company announced that lead compounds from each of two different types of drugs being developed by it as a potential treatment for specific types of brain cancers have activity against human pancreatic cancers in a mouse model. The Company had previously reported that lead compounds from each of two different classes of pharmacologic agents have significant inhibitory activity against several types of human cancers in the test tube and against brain cancers in animal models. The Company has now found that two different lead compounds also have statistically significant activity against human pancreatic cancer cells growing in mice. These are early studies and there is no evidence that these drugs are able to eliminate pancreatic cancers, but rather slow their growth.

On August 1, 2008, five patent applications were filed with regard to the Company’s various ongoing research activities.

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008, and did not have any impact on the Company’s financial statement presentation or disclosures in 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008, and did not have any impact on the Company’s financial statement presentation or disclosures in 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

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

The Company is currently focusing on developing new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”). The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as the major types of leukemias. Activity of lead compounds of both types of drugs was recently demonstrated against human pancreatic cancer cells in a mouse model. Because there is a great need for any kind of effective treatment for pancreatic cancer, this cancer will be studied concomitantly with the primary target of the Company’s research program focused on brain cancers.

The research on brain tumors is proceeding in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006, as amended. The research at NINDS continues to be led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the processes required to gain Food and Drug Administration (“FDA”) approval for clinical trials. The CRADA was further amended on June 17, 2008. Accordingly, the Company is committed to provide funding of $600,000 under the CRADA over a period of 42 months, of which $400,000 had been paid as of June 30, 2008 and the remaining $200,000 is to be paid in four quarterly installments of $50,000 commencing on October 1, 2008. The CRADA is presently scheduled to end on September 30, 2009.

The Company developed five patent applications that were filed on August 1, 2008. Two of these patent filings deal with applications filed earlier jointly with NIH for work done under the CRADA: (1) a filing entering the regional stage of a PCT application involving the use of certain compounds to treat human tumors expressing a biomarker for brain and other human cancers, and (2) an application for the treatment of the pediatric tumors, medulloblastoma (the most common brain tumor in children) and neuroblastoma (a tumor arising from neural cells outside the brain that is the most common cancer of children). The three new patent applications include (1) a joint application with NIH identifying a new biomarker for many common human cancers that when targeted by compounds developed by the Company result in inhibition of growth and death of cancer cells; (2) an application by the Company regarding the structure, synthesis and use of a group of new homologs of its LB-1 compounds; and (3) an application by the Company for the use of certain homologs of its drugs as neuroprotective agents with potential application to common neurodegenerative conditions such as Alzheimer’s and Parkinson’s diseases.

The Company continues to evaluate compounds for activity against several types of fungi that cause serious infections, particularly in immuno-compromised individuals, such as those with HIV-AIDS, and those having bone marrow transplantations. The Company is also exploring indications that specific analogy of one class of drugs has activity against strains of fungi that cause the most common fungal infections of the skin and nails. Discussions are in progress with experts in fungal infections regarding the most reliable methods of assessing the potential of new agents for the management of common fungal diseases.

The Company expects that its products will derive directly from the intellectual property from its research activities. The development of lead compounds with different mechanisms of action that have now been shown to have activity against brain tumors and several other much more common human cancers, as well as serious fungal infections, originated from its original focus on a biochemical defect in GBM. The Company will continue to use discovery and/or recognition of molecular variants characteristic of specific human cancers as a guide to drug discovery and potentially new diagnostic tests. Examples of the productivity of this approach to discovery of new therapeutics are (1) the recent patent application filing for a new bio-marker of several common cancers that when targeted by certain of the Company’s drugs results in inhibition of growth and death of cancer cells displaying the marker, and (2) the filing of a patent on certain homologs of one group of compounds as potentially useful for the treatment of neurodegenerative diseases.

 The Company faces several potential challenges to its goal of commercial success. These include raising sufficient capital to fund its business plan, achieving commercially applicable results from its research programs, competition from more established, well-funded companies with competitive technologies, and future competition from companies developing new competitive technologies. Because of these challenges, there is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - June 30, 2008 - Going Concern” below).

Plans for the Remainder of 2008

The Company’s primary financial goal is to raise funds to cover ongoing operations and development of its lead compounds for the treatment of brain cancers and to also include another devastating human cancer, pancreatic cancer, in its research efforts. The Company’s objective is to have sufficient resources available to explore, most likely in partnership with a pharmaceutical company, new data indicating potentially significant activity of some derivatives of its lead anti-cancer drugs for the management of fungal diseases and, possibly, use in neurodegenerative diseases where pharmacologic neuroprotection may be therapeutically beneficial.

The Company has three major therapeutic goals, as follows:

The first goal is to continue to evaluate lead compounds of the LB-1 and LB-2 series for effectiveness in a rat model of brain cancer in which drugs are administered systemically or by direct infusion into the diseased area of the brain. The latter method of administration is called “convection administration”. In addition to its current lead compounds, new analogs designed to have enhanced penetration of the brain and combinations of current drugs with activity in the rat model will be evaluated alone and in combination with other known active anti-cancer drugs that have complementary activity to Company drugs.

The second goal is to evaluate the recently documented anti-cancer activity of lead compounds from the LB-1 and LB-2 series against a series of common human cancers. These studies are being done independently of NIH and are therefore not part of the CRADA.

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

Existing resources will not permit evaluation of activity of the Company’s lead drugs against many of the common cancers against which the Company’s compounds may have anti-cancer activity. Current resources also will not be sufficient to carry out pre-clinical studies necessary to apply to the FDA for approval of drug evaluations in Phase I trials. Accordingly, the Company is seeking to raise approximately $2,000,000 from the issuance of new debt and/or equity during the latter part of 2008 in order to fund its planned operations in 2009. However, there can be no assurances that the Company will be able to secure such additional financing, or obtain favorable terms on such financing if it is available.

The Company faces several potential challenges in its efforts to achieve commercial success, including raising sufficient capital to fund its business plan, achieving commercially applicable results of its research program, competition from more established, well-funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than the Company. There is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - June 30, 2008 - Going Concern”). Should the Company be unable to raise the required capital on a timely basis, the Company’s business plans would be materially adversely affected.

The Company had initially planned to begin its own analyses of tumor types other than GBM for new biomarkers by late 2008. However, in order to do this, the Company would need to establish and operate a laboratory. The Company had estimated that the creation and operation of such a laboratory for two years would cost approximately $2,000,000. The Company has revised its research plans as described above, as a result of which it has deferred such plans to open and staff such a laboratory indefinitely.

Plans for 2009

A goal of the Company is to continue the synthesis of new compounds that target other components of molecular pathways already identified by the Company to be vulnerable to attack by small molecule drugs, and to explore the vulnerability of additional potential new targets revealed through the molecular characterization of the effects of the Company’s lead compounds.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, pursuant to which Chem-Master was engaged to synthesize certain compounds, and to expressly provide for the expansion of the Company’s drug development program, through consultation with the medicinal chemists at Chem-Master. The Company is exploring the synthesis of additional novel anti-cancer drugs. Several targets for anti-cancer drug development are under consideration. When the next group of compounds is developed, it will be designated as “LB-3”, as distinguished from the first two classes of compounds that were designated as “LB-1” and “LB-2”. This process is currently in the planning stage and no compounds have been made as yet.

Results of Operations

 The Company is a development stage company and had not commenced revenue-generating operations at June 30, 2008.

Three Months Ended June 30, 2008 and 2007

General and Administrative Expenses. For the three months ended June 30, 2008, general and administrative expenses were $(50,947), which consisted of a credit to stock-based compensation of $100,355, and charges to consulting and professional fees of $34,060, insurance expense of $5,955, travel costs of $2,235, and other operating costs of $7,158. The Company recorded a credit with respect to stock-based general and administrative expenses during the three months ended June 30, 2008 as a result of a decrease in the fair value of unvested stock options resulting from a decline in the market price of the Company’s common stock during the period.

For the three months ended June 30, 2007, general and administrative expenses were $89,241, which consisted of stock-based compensation of $8,791, consulting and professional fees of $62,304, insurance expense of $7,188, filing fees of $5,101, and other operating costs of $5,857.

Depreciation. For the three months ended June 30, 2008 and 2007, depreciation expense was $159 and $148, respectively.

Research and Development Costs. For the three months ended June 30, 2008, research and development costs were $61,782, which consisted of a credit for the vested portion of the fair value of stock options issued to a consultant and a vendor of $25,564, and charges for patent costs of $34,224, laboratory supplies of $15,500, and other costs of $37,622. The Company recorded a credit with respect to stock-based research and development costs during the three months ended June 30, 2008 as a result of a decrease in the fair value of unvested stock options resulting from a decline in the market price of the Company’s common stock during the period.

For the three months ended June 30, 2007, research and development costs were $89,917, which consisted of patent costs of $6,592, laboratory supplies of $8,400, and other costs of $74,925.

Interest Income. For the three months ended June 30, 2008, interest income was $733, as compared to interest income of $3,584 for the three months ended June 30, 2007.

Net Loss. For the three months ended June 30, 2008, the Company incurred a net loss of $10,261, as compared to a net loss of $175,722 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

General and Administrative Expenses. For the six months ended June 30, 2008, general and administrative expenses were $217,869, which consisted of stock-based compensation of $64,794, consulting and professional fees of $105,785, insurance expense of $11,911, travel costs of $20,223, and other operating costs of $15,156.

For the six months ended June 30, 2007, general and administrative expenses were $199,244, which consisted of stock-based compensation of $17,708, consulting and professional fees of $149,264, insurance expense of $14,375, filing fees of $8,295, and other operating costs of $9,602.

Depreciation. For the six months ended June 30, 2008 and 2007, depreciation expense was $318 and $296, respectively.

Research and Development Costs. For the six months ended June 30, 2008, research and development costs were $298,233, which consisted of the fair value of restricted common stock issued to a vendor of $75,000, the vested portion of the fair value of stock options issued to a consultant and a vendor of $8,369, patent costs of $74,224, laboratory supplies of $24,250, and other costs of $116,390.

For the six months ended June 30, 2007, research and development costs were $237,592, which consisted of the vested portion of the fair value of stock options issued to a vendor of $31,000, patent costs of $46,592, laboratory supplies of $10,150, and other costs of $149,850.

Interest Income. For the six months ended June 30, 2008, interest income was $2,838, as compared to interest income of $8,307 for the six months ended June 30, 2007.

Net Loss. For the six months ended June 30, 2008, the Company incurred a net loss of $513,582, as compared to a net loss of $428,825 for the six months ended June 30, 2007.

Liquidity and Capital Resources - June 30, 2008

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

The Company is currently devoting its efforts to research and development related to discovering specific cancer biomarkers for early detection, estimation of prognosis, monitoring response to treatment, development of targeted therapeutic agents and new treatments based on an understanding of the molecular activity of these biomarkers for common cancers. The Company is seeking to exploit this opportunity through execution of its business plan and the development of related patents.

At June 30, 2008, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2008 is related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is essentially dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder. On June 30, 2006, the Company completed an initial closing of a private placement, selling 1,973,869 shares of common stock at a price of $0.333 per share and receiving net proceeds of $522,939. On July 27, 2006, the Company completed a second closing of the private placement, selling 1,581,351 shares of common stock at a price of $0.333 per share and receiving net proceeds of $446,433. On December 12, 2007, the Company completed a second private placement, selling 999,995 shares of common stock at a price of $0.65 per share and receiving net proceeds of $531,320.

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

The Company’s current resources are marginally adequate to fund the Company’s basic operating budget through December 31, 2008, but are not sufficient to fund expanded research activities with respect to the Company’s promising intellectual property during the remainder of 2008 and beyond. The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in order to satisfy its future working capital requirements.

Based on the Company’s revised and updated research program, the Company currently estimates that it will require additional funds of approximately $2,000,000 for the year ending December 31, 2009 in order to fund operations and continuing drug discovery and to bring one drug through the pre-clinical evaluation process needed for submission of an IND. The Company is attempting to arrange such funding during the next few months, although there can be no assurances that the Company will be successful in this regard. The amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, and the resources that the Company devotes to developing and supporting its activities. The Company anticipates funding these cash requirements from a combination of debt or equity financings and the sale, licensing or joint venturing of its intellectual properties.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to its ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

Operating Activities. For the six months ended June 30, 2008, operating activities utilized cash of $306,135, as compared to utilizing cash of $484,697 for the six months ended June 30, 2007, primarily as a result of a decrease in advances on research and development contract services in 2008, as compared to an increase in advances on research and development contract services in 2007 related to an installment payment made under the CRADA in 2007.

The Company had working capital of $11,082 at June 30, 2008. At December 31, 2007, the Company had working capital of $376,184, primarily as a result of the sale of the Company’s common stock pursuant to a second private placement in December 2007 that generated net proceeds of $531,320.

Investing Activities. There were no investing activities during the six months ended June 30, 2008. For the six months ended June 30, 2007, investing activities utilized cash of $272 for the purchase of office equipment.

Financing Activities. There were no financing activities during the six months ended June 30, 2008 and 2007.

Principal Commitments

At June 30, 2008, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at June 30, 2008 consisted of the liquidated damages payable under the registration rights agreement of $74,000 and the contractual obligations as summarized below.

Effective March 22, 2006, Lixte entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 42 months from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009 with no additional funding required for the period between July 1, 2008 and September 30, 2008. However, for the period from October 1, 2008 through September 30, 2009, the Company has agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 commencing on October 1, 2008.

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

Off-Balance Sheet Arrangements

At June 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

As of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Item 1A. Risk Factors

Not applicable.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 12, 2008	By:	/s/ JOHN S. KOVACH
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

10.10
Amendment to Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated January 29, 2008, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008, and incorporated herein by reference.

10.11	Amendment No. 5 to Cooperative Research and Development Agreement between The National Institute of Neurological Disorders and Stroke and Lixte Biotechnology, Inc. dated June 17, 2008. (1)

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.