Form 10-Q
period 2008-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2008-11-12
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the Company had 27,932,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2008 (Unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months and Nine Months Ended September 30, 2008 and 2007, and August 9, 2005 (Inception) to September 30, 2008 (Cumulative)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited) -
August 9, 2005 (Inception) to September 30, 2008	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Nine Months Ended September 30, 2008 and 2007, and August 9, 2005 (Inception) to September 30, 2008 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements -
Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

SIGNATURES	36

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,784	$508,070
Advances on research and development contract services	50,000	88,180
Prepaid expenses	25,454	32,117
Total current assets	99,238	628,367
Office equipment, net of accumulated depreciation of $1,640 at September 30, 2008 and $1,167 at December 31, 2007	269	742
Total assets	$99,507	$629,109

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$101,021	$73,741
Liquidated damages payable under registration rights agreement	74,000	74,000
Research and development contract liabilities	—	11,725
Due to stockholder	92,717	92,717
Total current liabilities	267,738	252,183

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.0001 par value authorized - 10,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value authorized - 100,000,000 shares; issued and outstanding - 27,932,178 shares at September 30, 2008 and 27,832,178 shares at December 31, 2007	2,793	2,783
Additional paid-in capital	3,065,400	2,600,839
Deficit accumulated during the development stage	(3,236,424)	(2,226,696)
Total stockholders’ equity (deficiency)	(168,231)	376,926
Total liabilities and stockholders’ equity (deficiency)	$99,507	$629,109

See accompanying notes to condensed consolidated financial statements.

 LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2008
	2008	2007	2008	2007	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative, including $254,915 and $773,356 of stock- based expense during the three months ended September 30, 2008 and 2007, respectively, $319,709 and $791,064 of stock-based expense during the nine months ended September 30, 2008 and 2007, respectively, and $1,307,553 of stock-based expense for the period from August 9, 2005 (inception) to September 30, 2008 (cumulative)	323,514	819,490	541,385	1,018,735	1,993,306
Depreciation	155	148	473	444	1,640
Research and development costs, including $61,493 and $4,918 of stock-based expense during the three months ended September 30, 2008 and 2007, respectively, $144,862 and $35,918 of stock-based expense during the nine months ended September 30, 2008 and 2007, respectively, and $195,698 of stock based expense for the period from August 9, 2005 (inception) to September 30, 2008 (cumulative)	172,818	102,178	471,051	339,769	1,143,106
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	496,487	921,816	1,012,909	1,358,948	3,188,052
	(496,487)	(921,816)	(1,012,909)	(1,358,948)	(3,188,052)
Interest income	342	862	3,181	9,169	25,628
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(496,145)	$(920,954)	$(1,009,728)	$(1,349,779)	$(3,236,424)
Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Weighted average common shares outstanding - basic and diluted	27,932,178	26,612,074	27,921,959	26,592,256
See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to September 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss for the period August 9, 2005 (inception) to December 31, 2005	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss for the year	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	531,220	—	531,320
Stock-based compensation	250,000	25	890,669	—	890,694
Stock-based research and development costs	—	—	50,836	—	50,836
Net loss for the year				(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	2,600,839	(2,226,696)	376,926
Stock-based compensation	—	—	319,709	—	319,709
Stock-based research and development costs	100,000	10	144,852	—	144,862
Net loss for the nine months ended September 30, 2008	—	—	—	(1,009,728)	(1,009,728)
Balance, September 30, 2008 (unaudited)	27,932,178	$2,793	$3,065,400	$(3,236,424)	$(168,231)

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2008
	2008	2007	(Cumulative)
Cash flows from operating activities
Net loss	$(1,009,728)	$(1,349,779)	$(3,236,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	473	444	1,640
Stock-based compensation	319,709	791,064	1,307,553
Stock-based research and development costs	144,862	35,918	195,698
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	38,180	(74,963)	(50,000)
Prepaid expenses	6,663	(2,463)	(25,454)
Increase (decrease) in -
Accounts payable and accrued expenses	27,280	6,145	101,021
Research and development contract liabilities	(11,725)	38,335	—
Liquidated damages payable under registration rights Agreement	—	—	74,000
Net cash used in operating activities	(484,286)	(555,299)	(1,631,966)

Cash flows from investing activities
Purchase of office equipment	—	(272)	(1,909)
Net cash used in investing activities	—	(272)	(1,909)

Cash flows from financing activities
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock	—	—	1,833,889
Payment of private placement offering costs	—	—	(333,197)
Advances from stockholder	—	—	92,717
Net cash provided by financing activities	—	—	1,657,659

Net increase (decrease) in cash	(484,286)	(555,571)	23,784
Cash at beginning of period	508,070	679,640	—
Cash at end of period	$23,784	$124,069	$23,784

(continued)

 LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2008
	2008	2007	(Cumulative)

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of non-cash financing activities:
Receivable from sale of common stock to consulting firm	$—	$250	$250

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)

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

The condensed consolidated financial statements at September 30, 2008, for the three months and nine months ended September 30, 2008 and 2007, and for the period from August 9, 2005 (inception) to September 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three months and nine months ended September 30, 2008 and 2007, and for the period from August 9, 2005 (inception) to September 30, 2008 (cumulative), and its cash flows for the nine months ended September 30, 2008 and 2007, and for the period from August 9, 2005 (inception) to September 30, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements as of that date.

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

Operations

The Company is developing new treatments for several human cancers for which better treatments are urgently needed. The primary focus is on the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”). The Company, however, has expanded the scope of its drug development program to other cancers of neural tissue (nerve and brain), including medulloblastoma, the most common brain tumor of children, and neuroblastoma, the most common cancer of children, and to several of the most common cancers. The expansion of the scope of the program is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of GBM, medulloblastoma, neuroblastoma, and pancreatic cancer in animal models of these diseases and is also active against breast, colon, lung, prostate, ovary, stomach and liver cancer and the major types of leukemias in cell culture. The Company has also recently shown that certain of its compounds are active against fungi that cause life-threatening diseases and other compounds are active against fungi responsible for the majority of skin and nail infections. In addition, the Company found that still other of its compounds affect biochemical pathways such that they may be potentially useful for the treatment of common neurodegenerative diseases such as Alzheimer’s disease. These non-cancer applications are under evaluation in collaboration with outside experts.

The research on brain tumors is being conducted with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) initiated on March 22, 2006. The research at NINDS is led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company under the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the steps needed to gain Food and Drug Administration (“FDA”) approval for clinical trials.

Patent applications on work done under the CRADA are jointly owned by NIH and Lixte. NIH co-inventors assign their rights to NIH. Under the CRADA, Lixte is entitled to negotiate an exclusive license from NIH to all claims in these patent applications. The Company and NIH concluded negotiations and executed an exclusive license on seven patent filings effective September 19, 2008. The Company has also filed patent applications for intellectual property owned solely by the Company. These applications concern two series of new anti-cancer agents referred to as the LB-100 series and the LB-200 series. The applications include identification of the structure of molecules, their synthesis, and their anti-cancer, anti-fungal, and potential neuroprotective activities. In February 2008, the Company converted provisional patent applications relating to the nature and activity of the LB-100 series of drugs with the filing of a U.S. non-provisional and a PCT patent application and is in the process of converting provisional patent applications for the LB-200 series.

The Company filed five patent applications on August 1, 2008. Two of these filings deal with applications filed earlier jointly with NIH for work done under the CRADA: (1) a filing entering the regional stage of a PCT application involving the use of certain compounds to treat human tumors expressing a biomarker for brain and other human cancers; and (2) an application for the treatment of the pediatric tumors, medulloblastoma (the most common brain tumor in children) and neuroblastoma (a tumor arising from neural cells outside the brain that is the most common cancer of children). The three new patent applications include: (1) a joint application with NIH identifying a new biomarker for many common human cancers that when targeted by compounds developed by the Company result in inhibition of growth and death of cancer cells; (2) an application by the Company regarding the structure, synthesis and use of a group of new homologs of its LB-1 compounds; and (3) an application by the Company for the use of certain homologs of its drugs as neuroprotective agents with potential application to common neurodegenerative conditions such as Alzheimer’s and Parkinson’s diseases.

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

On April 23, 2008, the Company announced that its CRADA collaborators, Dr. Jie Lu and Dr. Zhengping Zhuang of the Surgical Neurology Branch, NINDS, reported the activity of compound, LB-100, against human glioblastoma multiforme cells in a mouse model of cancer at the Annual Meeting of the American Association of Cancer Research. On August 8, 2008, the Company announced that lead compounds from both the LB-100 and LB-200 series inhibit human pancreatic cancer cells growing in mice. The pancreatic cancer studies are early and there is no evidence that these drugs are able to eliminate pancreatic cancers but rather may slow their growth.

The Company expects that its products will derive directly from the intellectual property generated by its research. Progress to date has borne out this expectation. The development of lead compounds with different mechanisms of action that have now been shown to have activity against brain tumors and several other more common cancers as well as serious fungal infections, originated from the discovery of a biomarker most prominent in GBM. The Company continues to use biomarker discovery to provide insights as to the potential biochemical vulnerabilities of cancers expressing the biomarker.

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

At September 30, 2008, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2008 is related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any revenue in the next several years and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit.

The Company does not have sufficient resources to fund its operations, including the Company’s research activities with respect to its intellectual property, for the next twelve months. In addition, the Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements.

The Company estimates that it will require additional funding of approximately $2,000,000 for the remainder of 2008 and 2009 to fund operations and continuing drug discovery and to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. The Company is currently attempting to complete a $2,000,000 private placement of its securities during 2008, although there can be no assurances that the Company will be successful in this regard. Pursuant to an unsecured demand promissory note bearing interest at the rate of 5% per annum, the Company borrowed $100,000 from one of its consultants during October 2008 to fund short-term cash requirements while it attempts to complete the $2,000,000 private placement of its securities. In view of the Company’s limited cash position, failure to complete the private placement offering would result in the Company being unable to repay the loan. Additionally, the amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, if any, and the resources that it devotes to developing and supporting its activities. The Company will need to fund these cash requirements from a combination of additional debt or equity financings, or the sale, licensing or joint venturing of its intellectual properties.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of fees paid to consultants and outside service providers, patent fees and costs, royalty costs, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates.

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

The funds paid to NINDS of the NIH, pursuant to the CRADA effective March 22, 2006, as amended, represented an advance on research and development costs and therefore had future economic benefit. As such, such costs were being charged to expense when they were actually expended by the provider, which is, effectively, as they performed the research activities that they were contractually committed to provide. Absent information that would indicate that a different expensing schedule was more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances were expensed over the contractual service term on a straight-line basis, which reflected a reasonable estimate of when the underlying research and development costs were being incurred.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal fees, are expensed as incurred. Patent costs were $53,075 and $20,340 for the three months ended September 30, 2008 and 2007, respectively, $127,299 and $66,931 for the nine months ended September 30, 2008 and 2007, respectively, and $288,208 for the period from August 9, 2005 (inception) to September 30, 2008 (cumulative). Patent costs are included in research and development costs in the Company's statement of operations.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete. In accordance with EITF 96-18, options granted to Scientific Advisory Board committee members and outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

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

At September 30, 2008 and December 31, 2007, the Company had securities outstanding entitling the holder thereof to acquire shares of common stock as follows:

	September 30, 2008	December 31, 2007
Warrants	546,626	546,626
Stock options	2,240,000	2,090,000
Total	2,786,626	2,636,626

Equipment

Equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and due to stockholder approximate their respective fair values due to the short-term nature of these items.

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

Reclassification

Certain reclassifications have been made to prior period balances to conform to the September 30, 2008 presentation. Such reclassifications did not have any effect on results of operations.

Adoption of New Accounting Policies

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company adopted SFAS No. 157 on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. The Company adopted SFAS No. 159 on January 1, 2008.

The adoption of SFAS No. 157 and SFAS No. 159 on January 1, 2008 did not have any effect on the Company’s consolidated financial statement presentation or disclosures.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not currently anticipate that the adoption of SFAS No. 160 will have any impact on its consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not currently anticipate that the adoption of SFAS No. 161 will have any impact on its consolidated financial statement presentation or disclosures.

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

As a result of the Exchange and the shares of common stock issued in the initial closing of the private placement, on June 30, 2006, the stockholders of the Company immediately prior to the Exchange owned 4,005,177 shares of common stock, equivalent to approximately 16% of the issued and outstanding shares of the Company’s common stock, and the former stockholder of Lixte acquired control of the Company.

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

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability at September 30, 2008 and December 31, 2007. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At September 30, 2008, the registration penalty to the investors had not been paid.

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

4. Related Party Transactions

Prior to June 30, 2006, Lixte’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2008 and December 31, 2007, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the three months and nine months ended September 30, 2008 and 2007, and for the period from August 9, 2005 (inception) through September 30, 2008 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

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

6. Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 was charged to operations ratably from July 1, 2006 through June 30, 2008. During the three months and nine months ended September 30, 2007, the Company recorded a charge to operations of $5,167 and $15,501 with respect to these options.  During the three months and nine months ended September 30, 2008, the Company recorded a charge to operations of $-0-and $10,332, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations ratably from July 1, 2006 through June 30, 2008. During the three months and nine months ended September 30, 2007, the Company recorded a charge to operations of $12,316 and $19,692, respectively, with respect to these options.  During the three months and nine months ended September 30, 2008, the Company recorded a charge (credit) to operations of $-0- and $(3,336), respectively, with respect to these options.

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

In August 2008, a member of the Scientific Advisory Committee resigned from his position and waived his right to his vested stock option to purchase 50,000 shares of common stock.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months ended September 30, 2008 and 2007, the Company recorded a charge to operations of $25,653 and $5,016, respectively, with respect to these options.  During the nine months ended September 30, 2008 and 2007, the Company recorded a charge to operations of $76,375 and $5,016, respectively, with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg, pursuant to which the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining portion of the fair value of these options was charged to operations ratably from September 12, 2007 through September 12, 2008. On September 12, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $325,000 ($0.65 per share), which resulted in a charge to operations of $229,262 and $236,338 during the three months and nine months ended September 30, 2008, respectively. During the three months and nine months ended September 30, 2007, the Company recorded a charge to operations of $23,607 with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On September 12, 2008 and September 30, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $195,000 ($0.65 per share) and $150,000 ($0.50 per share), respectively, which resulted in a charge to operations of $45,925 and $47,630 during the three months and nine months ended September 30, 2008, respectively. During the three months and nine months ended September 30, 2007, the Company recorded a charge to operations of $4,918 with respect to these options.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On September 12, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables: stock price - $0.65; exercise price - $0.333 to $1.00; expected life - 4 years; expected volatility - 275.7%; expected dividend yield - 0%; risk-free interest rate - 2.48%. On September 30, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables: stock price - $0.50; exercise price - $0.333; expected life - 4.98 years; expected volatility - 275.7%; expected dividend yield - 0%; risk-free interest rate - 2.48%. As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading date to generate revised volatility factors at September 12, 2008 and September 30, 2008.

Additional information with respect to common stock warrants and stock options issued is provided at Notes 3 and 7.

7. Commitments and Contingencies

Effective March 22, 2006, Lixte entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA was for a term of 42 months from the effective date and could be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. However, for the period from October 1, 2008 through September 30, 2009, the Company has agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 commencing on October 1, 2008. The first installment of $50,000 was paid on September 29, 2008.

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

On February 5, 2007, Lixte entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the year ended December 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  Lixte has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.  On February 5, 2009, provided that the Chem-Master Agreement has not been terminated prior to such date, the Company has agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option (initially calculated as $50,000) will be reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock, valued at $75,000, and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $96,000 ($0.48 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.75; exercise price - $1.65; expected life - 5 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%.

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On September 30, 2008, the fair value of the aforementioned stock options was determined to be $100,000 ($0.50 per share) calculated using the following Black-Scholes input variables: stock price - $0.50; exercise price - $1.65; expected life - 4.34 years; expected volatility - 275.7%; expected dividend yield - 0%; risk-free interest rate - 2.48%, which resulted in a charge to operations of $15,568 and $22,232 during the three months and nine months ended September 30, 2008, respectively.

On September 12, 2007, the Company entered into two consulting agreements for financial and scientific services. Compensation related to these agreements was primarily in the form of stock options (see Note 6).

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Mirador Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador was to provide the Company with various financial services. Pursuant to the Mirador Agreement, the Company agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share). The fair value of this transaction was determined to be in excess of the purchase price by $262,250 ($1.049 per share), reflecting the difference between the $0.001 purchase price and the $1.05 price per share as quoted on the OTC Bulletin Board on the transaction date, and was charged to operations as stock-based compensation during the year ended December 31, 2007, since the shares were fully vested and non-forfeitable on the date of issuance. The Company made payments under the Mirador Agreement aggregating $10,000 during 2007. The Mirador Agreement was amended in February 2008, pursuant to which Mirador agreed to forgive all accrued but unpaid monthly fees through February 29, 2008, and the Company agreed to pay Mirador a fee of $2,000 per month for the remaining six months of the Mirador Agreement.

In September 2008, the Company engaged an internet-based investor information service to enhance awareness of the Company’s progress in developing a portfolio of pharmacological agents at an initial cost of $2,500, plus $500 per month for a period of twelve months.

Effective as of September 19, 2008, Lixte entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provides for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sublicensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company recorded the initial $25,000 obligation as a charge to research and development costs at September 30, 2008.

8. Subsequent Events

On October 3, 2008, pursuant to an unsecured demand promissory note bearing interest at the rate of 5% per annum, the Company borrowed $100,000 from Gil Schwartzberg, one of its consultants (see Note 6), to fund short-term cash requirements.

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.  The Company agreed to pay a fee not to exceed $50,000 over a four-month period for such services.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorenson is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and Glaxo Smith Kline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorenson will be paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorenson was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties (see “Liquidity and Capital Resources - September 30, 2008 - Going Concern”).

Recent Developments

On April 23, 2008, Dr. Jie Lu and Dr. Zhengping Zhuang of the Surgical Neurology Branch, National Institute of Neurological Disorders and Stroke, National Institutes of Health, reported at the Annual Meeting of the American Association of Cancer Research that the Company’s lead compound, LB-1, has anti-cancer activity against human glioblastoma multiforme cells in a mouse model of cancer. On August 8, 2008, the Company announced that lead compounds from each of two different types of drugs being developed by it as a potential treatment for specific types of brain cancers have activity against human pancreatic cancers in a mouse model. These are early studies and there is no evidence that these drugs are able to eliminate pancreatic cancers, but rather slow their growth.

On August 1, 2008, five patent applications were filed with regard to the Company’s various ongoing research activities. Two of these patent filings deal with applications filed earlier jointly with NIH for work done under the CRADA as follows: (1) a filing entering the regional stage of a PCT application involving the use of certain compounds to treat human tumors expressing a biomarker for brain and other human cancers; and (2) an application for the treatment of the pediatric tumors, medulloblastoma (the most common brain tumor in children), and neuroblastoma (a tumor arising from neural cells outside the brain that is the most common cancer of children). The three new patent applications include: (1) a joint application with NIH identifying a new biomarker for many common human cancers that when targeted by compounds developed by the Company result in inhibition of growth and death of cancer cells; (2) an application by the Company regarding the structure, synthesis and use of a group of new homologs of its LB-1 compounds; and (3) an application by the Company for the use of certain homologs of its drugs as neuroprotective agents with potential application to common neurodegenerative conditions such as Alzheimer’s and Parkinson’s diseases.

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.  The Company agreed to pay a fee not to exceed $50,000 over a four-month period for such services.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorenson is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and Glaxo Smith Kline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics. Dr. Sorenson will be paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorenson was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested.

Adoption of New Accounting Policies

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company adopted SFAS No. 157 on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. The Company adopted SFAS No. 159 on January 1, 2008.

The adoption of SFAS No. 157 and SFAS No. 159 on January 1, 2008 did not have any effect on the Company’s consolidated financial statement presentation or disclosures.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not currently anticipate that the adoption of SFAS No. 160 will have any impact on its consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not currently anticipate that the adoption of SFAS No. 161 will have any impact on its consolidated financial statement presentation or disclosures.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of fees paid to consultants and outside service providers, patent fees and costs, royalty costs, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete. In accordance with EITF 96-18, options granted to Scientific Advisory Board committee members and outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

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

Plan of Operation

General Overview of Plans

The Company is concentrating on developing new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”) and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as the major types of leukemias. Activity of lead compounds of both types of drugs was recently demonstrated against human pancreatic cancer cells in a mouse model. Because there is a great need for any kind of effective treatment for pancreatic cancer, this cancer will be studied concomitantly with the primary target of the Company’s research program focused on brain cancers.

The research on brain tumors is proceeding in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006, as amended. The research at NINDS continues to be led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the processes required to gain Food and Drug Administration (“FDA”) approval for clinical trials. The CRADA was extended and is presently scheduled to end on September 30, 2009.

The Company filed five patent applications on August 1, 2008. Two of these patent filings deal with applications filed earlier jointly with NIH for work done under the CRADA as follows: (1) a filing entering the regional stage of a PCT application involving the use of certain compounds to treat human tumors expressing a biomarker for brain and other human cancers; and (2) an application for the treatment of the pediatric tumors, medulloblastoma (the most common brain tumor in children) and neuroblastoma (a tumor arising from neural cells outside the brain that is the most common cancer of children). The three new patent applications include: (1) a joint application with NIH identifying a new biomarker for many common human cancers that when targeted by compounds developed by the Company result in inhibition of growth and death of cancer cells; (2) an application by the Company regarding the structure, synthesis and use of a group of new homologs of its LB-1 compounds; and (3) an application by the Company for the use of certain homologs of its drugs as neuroprotective agents with potential application to common neurodegenerative conditions such as Alzheimer’s and Parkinson’s diseases.

The Company continues to evaluate compounds for activity against several types of fungi that cause serious infections, particularly in immuno-compromised individuals, such as those with HIV-AIDS, and those having bone marrow transplantations. The Company is also exploring indications that its compounds have against strains of fungi that cause the most common fungal infections of the skin and nails. Discussions are in progress with experts in fungal infections regarding the most reliable methods of assessing the potential of new agents for the management of common fungal diseases.

The Company expects that its products will derive directly from the intellectual property from its research activities. The development of lead compounds with different mechanisms of action that have activity against brain tumors and other common human cancers, as well as against serious fungal infections, originated from the discovery of a biomarker in GBM. The Company will continue to use discovery and/or recognition of molecular variants characteristic of specific human cancers as a guide to drug discovery and potentially new diagnostic tests. Examples of the productivity of this approach to discovery of new therapeutics are: (1) the recent patent application filing for a new biomarker of several common cancers that when targeted by certain of the Company’s drugs results in inhibition of growth and death of cancer cells displaying the marker; and (2) the filing of a patent on certain homologs of one group of compounds as potentially useful for the treatment of neurodegenerative diseases.

Plans for the Remainder of 2008

The Company’s primary objective is to raise funds to cover ongoing operations and development of its lead compounds for the treatment of brain cancers of adults and neuroblastoma in children and to expand its research to include another devastating human cancer, pancreatic cancer. The Company also wishes to raise sufficient capital to explore, most likely in partnership with a pharmaceutical company, recently discovered activity of some derivatives of its lead drugs for the treatment of fungal diseases and neurodegenerative diseases.

The first goal is to initiate preclinical studies of two of its lead compounds required for submission of an application to the FDA for evaluation in clinical trials. The initial target cancers will be glioblastoma multiforme, neuroblastoma and/or medulloblastoma. The final choice will depend in part upon discussions at a pre-IND meeting with the FDA. Subject to the availability of sufficient resources, the Company will also initiate preclinical evaluation of a second compound.

A second goal is further characterization of the fungal activity of certain homologs of drugs of the LB-200 series. These studies will be done in collaboration with academic partners. If initial activity is confirmed, the Company will assess the interest of pharmaceutical companies with expertise in antibiotic development to license rights to the compounds.

The Company will also screen other homologs of lead compounds of the LB-100 and LB-200 series for neuroprotective activity in laboratory models of brain cell injury. These studies will be conducted in conjunction with a not-for-profit scientific service organization with expertise in this field.

Existing resources will not permit evaluation of activity of the Company’s lead drugs against all the common cancers against which the Company’s compounds may have anti-cancer activity. Current resources also will not be sufficient to carry out pre-clinical studies necessary to apply to the FDA for approval of drug evaluations in Phase I trials. Accordingly, the Company is seeking to raise approximately $2,000,000 from the issuance of new debt and/or equity during the latter part of 2008 in order to fund its planned operations in 2009. This funding will allow pre-clinical development of two lead compounds, development of one compound, continued new drug development, and corporate operations through 2009. However, there can be no assurances that the Company will be able to secure such additional financing, or obtain favorable terms on such financing if it is available.

The Company faces several potential challenges in its efforts to achieve commercial success, including raising sufficient capital to fund its business plan, achieving commercially applicable results of its research programs, competition from more established, well-funded companies with competitive technologies, and future competition from companies that are developing new competitive technologies, some of whom are larger companies with greater capital resources than the Company. Because of these challenges, there is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Liquidity and Capital Resources - September 30, 2008 - Going Concern” below). Should the Company be unable to raise the required capital on a timely basis, the Company’s business plans would be materially adversely affected, and the Company may not be able to continue to conduct operations.

Plans for 2009

The Company intends to carry out the initiatives begun in late 2008 as described above, and will continue to design and synthesize new compounds that target components of molecular pathways already identified by the Company to be vulnerable to attack by small molecule drugs, and to explore the vulnerability of additional potential new targets. The Company expects to bring one or two lead compounds through approval of an IND and then to partner with an organization experienced in clinical cancer drug development. The partnering organization may be either a clinical branch of NIH or a pharmaceutical company with expertise in the conduct of clinical trials. The Company’s present position is to take one or more of its new therapies for the treatment of glioblastoma multiforme and/or treatment of neuroblastoma through pre-clinical evaluation as part of the CRADA with the NINDS of the NIH. After completing pre-clinical evaluation, the Company will consider partnering with the NIH to conduct a Phase I trial or jointly with the NIH to seek a third party, most probably a large pharmaceutical company, to carry the new therapies into Phase I trials. After completion of Phase I trials, the Company, potentially in partnership with the NIH, would collaborate with the third party to carry new therapies found to be safe for administration to humans in the Phase I trials into Phase II trials.

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

During October 2008, Lixte engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.

Results of Operations

 The Company is a development stage company and had not commenced revenue-generating operations at September 30, 2008.

Three Months Ended September 30, 2008 and 2007

General and Administrative Expenses. For the three months ended September 30, 2008, general and administrative expenses were $323,514, which consisted of stock-based compensation of $254,915, consulting and professional fees of $42,811, insurance expense of $5,955, travel and entertainment of $6,764, and other operating costs of $13,069.

For the three months ended September 30, 2007, general and administrative expenses were $819,493, which consisted of stock-based compensation of $773,356, consulting and professional fees of $30,821, insurance expense of $6,982, travel and entertainment costs of $1,562, and other operating costs of $6,772.

Depreciation. For the three months ended September 30, 2008 and 2007, depreciation expense was $155 and $148, respectively.

Research and Development Costs. For the three months ended September 30, 2008, research and development costs were $172,818, including $61,493 for the vested portion of the fair value of stock options issued to a consultant and a vendor, patent costs of $53,075, the initial payment of $25,000 made in connection with the Company’s exclusive license agreement with NIH, laboratory supplies of $14,500, and other costs of $18,750.

For the three months ended September 30, 2007, research and development costs were $102,178, including $4,918 for the vested portion of the fair value of stock options issued to a consultant, patent costs of $20,340, laboratory supplies of $13,245, and other costs of $63,675.

Interest Income. For the three months ended September 30, 2008, interest income was $342, as compared to interest income of $862 for the three months ended September 30, 2007.

Net Loss. For the three months ended September 30, 2008, the Company incurred a net loss of $496,145, as compared to a net loss of $920,954 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007

General and Administrative Expenses. For the nine months ended September 30, 2008, general and administrative expenses were $541,385, which consisted of stock-based compensation of $319,709, consulting and professional fees of $148,596, insurance expense of $17,866, travel and entertainment costs of $29,216, and other operating costs of $25,998.

For the nine months ended September 30, 2007, general and administrative expenses were $1,018,735, which consisted of stock-based compensation of $791,064, consulting and professional fees of $180,085, insurance expense of $21,357, travel and entertainment costs of $3,910, and other operating costs of $26,229.

Depreciation. For the nine months ended September 30, 2008 and 2007, depreciation expense was $473 and $444, respectively.

Research and Development Costs. For the nine months ended September 30, 2008, research and development costs were $471,051, which consisted of the fair value of restricted common stock issued to a vendor of $75,000, the vested portion of the fair value of stock options issued to a consultant and a vendor of $69,862, patent costs of $127,299, the initial payment of $25,000 made in connection with the Company’s exclusive license agreement with NIH, laboratory supplies of $38,750, and other costs of $135,140.

For the nine months ended September 30, 2007, research and development costs were $339,769, which consisted of the vested portion of the fair value of stock options issued to a vendor of $35,918, patent costs of $66,931, laboratory supplies of $23,395, and other costs of $213,525.

Interest Income. For the nine months ended September 30, 2008, interest income was $3,181, as compared to interest income of $9,169 for the nine months ended September 30, 2007.

Net Loss. For the nine months ended September 30, 2008, the Company incurred a net loss of $1,009,728, as compared to a net loss of $1,349,779 for the nine months ended September 30, 2007.

Liquidity and Capital Resources - September 30, 2008

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

At September 30, 2008, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2008 is related to the Company’s formation, capital raising efforts and initial research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from Lixte’s founder.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any revenue in the next several years and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit.

The Company does not have sufficient resources to fund its operations, including the Company’s research activities with respect to its intellectual property, for the next twelve months. In addition, the Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements.

The Company estimates that it will require additional funding of approximately $2,000,000 for the remainder of 2008 and 2009 to fund operations and continuing drug discovery and to bring two drugs through the pre-clinical evaluation process needed for submission of an IND application. The Company is currently attempting to complete a $2,000,000 private placement of its securities during 2008, although there can be no assurances that the Company will be successful in this regard. Pursuant to an unsecured demand promissory note bearing interest at the rate of 5% per annum, the Company borrowed $100,000 from one of its consultants during October 2008 to fund short-term cash requirements while it attempts to complete the $2,000,000 private placement of its securities. In view of the Company’s limited cash position, failure to complete the private placement offering would result in the Company being unable to repay the loan. Additionally, the amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, if any, and the resources that it devotes to developing and supporting its activities. The Company will need to fund these cash requirements from a combination of additional debt or equity financings, or the sale, licensing or joint venturing of its intellectual properties.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

Operating Activities. For the nine months ended September 30, 2008, operating activities utilized cash of $484,286, as compared to utilizing cash of $555,299 for the nine months ended September 30, 2007, primarily as a result of a decrease in advances on research and development contract services in 2008, as compared to amounts spent on research and development contract services in 2007 related to an installment payment made under the CRADA in 2007.

The Company had a working capital deficiency of $168,500 at September 30, 2008. At December 31, 2007, the Company had working capital of $376,184, primarily as a result of the sale of the Company’s common stock pursuant to a second private placement in December 2007 that generated net proceeds of $531,320.

Investing Activities. There were no investing activities during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, investing activities utilized cash of $272 for the purchase of office equipment.

Financing Activities. There were no financing activities during the nine months ended September 30, 2008 and 2007.

Principal Commitments

At September 30, 2008, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at September 30, 2008 consisted of the liquidated damages payable under the registration rights agreement of $74,000 and the contractual obligations as summarized below.

Effective March 22, 2006, Lixte entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 42 months from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009 with no additional funding required for the period between July 1, 2008 and September 30, 2008. However, for the period from October 1, 2008 through September 30, 2009, the Company has agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 commencing on October 1, 2008. The first installment of $50,000 was paid on September 29, 2008.

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

On February 5, 2007, Lixte entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. Lixte has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.  On February 5, 2009, provided that the Chem-Master Agreement has not been terminated prior to such date, the Company has agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011.

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Mirador Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador was to provide the Company with various financial services. Pursuant to the Mirador Agreement, the Company agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share). The Company made payments under the Mirador Agreement aggregating $10,000 during 2007. The Mirador Agreement was amended in February 2008, pursuant to which Mirador agreed to forgive all accrued but unpaid monthly fees through February 29, 2008, and the Company agreed to pay Mirador a fee of $2,000 per month for the remaining six months of the Mirador Agreement.

During September 2008, the Company engaged an internet-based investor information service, to enhance awareness of the Company’s progress in developing a portfolio of pharmacological agents at an initial cost of $2,500, plus $500 per month for a period of twelve months.

Effective as of September 19, 2008, Lixte entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provides for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sublicensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company recorded the initial $25,000 obligation as a charge to research and development costs at September 30, 2008.

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.  The Company agreed to pay a fee not to exceed $50,000 over a four-month period for such services.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorenson is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and Glaxo Smith Kline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorenson will be paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorenson was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested.

Off-Balance Sheet Arrangements

At September 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 12, 2008	By:	/s/ JOHN S. KOVACH
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

10.11
Amendment No. 5 to Cooperative Research and Development Agreement between The National Institute of Neurological Disorders and Stroke and Lixte Biotechnology, Inc. dated June 17, 2008, previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2008, and incorporated herein by reference.

10.12	Unsecured Demand Promissory Note with interest at 5% per annum between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated October 3, 2008. (1)

10.13	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Mel Sorensen dated October 7, 2008. (1)

10.14	Director Stipend Agreement between Lixte Biotechnology Holdings, Inc. and Mel Sorensen dated October 7, 2008. (1)

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.