Form 10-K
period 2008-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2009-03-31
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number:  000-51476

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Name of registrant in its charter)

Delaware	20-2903526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

248 Route 25A, No. 2 East Setauket, New York	11733
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (631) 942-7959

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:  Common Stock.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a “large accelerated filer, “accelerated filer,” non-accelerated filer” or “smaller reporting company reporting company” as such terms are defined  in Rule 12b-2 of the Exchange Act (check one):  Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Issuer’s revenues for its fiscal year ended December 31, 2008:  $0

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $3,273,177.

There were 28,852,178 shares of the Company’s common stock outstanding on March 25, 2009.

TABLE OF CONTENTS

i

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to Lixte Biotechnology Holdings, Inc.., a Delaware corporation formerly known as SRKP 7, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains certain forward-looking statements.  For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements.  These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning.  However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Report.

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

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

Company Overview

We were organized as a blank check company formed for the purpose of effecting a business combination with an operating business.  On June 30, 2006, pursuant to a Share Exchange Agreement dated as of June 8, 2006 among us, Dr. John S. Kovach and Lixte Biotechnology, Inc., we issued 19,021,786 shares of our common stock to Dr. Kovach in exchange for all of the issued and outstanding shares of Lixte Biotechnology, Inc.  As a result of this transaction, Lixte is now our wholly owned subsidiary, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization.  On December 7, 2006, we changed our name from SRKP 7, Inc. to Lixte Biotechnology Holdings, Inc.  Throughout this Report, when we refer to Lixte, we are referring to Lixte Biotechnology, Inc., our operating subsidiary.

Lixte was created to capitalize on opportunities for the Company to develop low cost, specific and sensitive tests for the early detection of cancers to better estimate prognosis, to monitor treatment response, and to reveal targets for development of more effective treatments. Over the past two and one half years, however, the Company has evolved into what is now primarily a cancer drug discovery company, using biomarker technology to develop new potentially more effective anti-cancer drugs for life-threatening diseases.

BUSINESS

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

Patent applications on work done under the CRADA are jointly owned by NIH and Lixte.  NIH co-inventors assign their rights to NIH.  Under the CRADA, Lixte is entitled to negotiate an exclusive license from NIH to all claims in these patent applications.  The Company and NIH concluded negotiations and executed an exclusive license on seven patent filings effective September 19, 2008. Pursuant to the Agreement, PHS has granted an exclusive license of all of PHS’ rights in seven patent applications filed by the Company.  The majority of these patent applications are related to the use of certain compounds of the Company for the treatment of glioblastoma multiforme, neuroblastoma, and medulloblastoma as well as the potential use of two biomarkers as either diagnostic tests or in assays for the screening of compounds for anti-cancer activity.  The Company requested that PHS grant to the Company full rights to these inventions in order to develop processes, methods or marketable products for public use and benefit.  The Agreement provides for an initial license fee, minimum annual royalty payments, payments at various milestones in the clinical development of the licensed compounds, and a percentage of net sales of the licensed compounds. The Company has also filed patent applications for intellectual property owned solely by the Company.  These applications concern two series of new anti-cancer agents referred to as the LB-100 series and the LB-200 series.  The applications include identification of the structure of molecules, their synthesis, and their anti-cancer, anti-fungal, and potential neuroprotective activities. In February 2008, the Company converted provisional patent applications relating to the nature and activity of the LB-100 series of drugs with the filing of a U.S. non-provisional and a PCT patent application and is in the process of converting provisional patent applications for the LB-200 series.

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

The Company faces several potential challenges to its goal of commercial success.  These include raising sufficient capital to fund its business plan, achieving commercially applicable results from its research programs, competition from more established, well-funded companies with competitive technologies, and future competition from companies developing new competitive technologies.  Because of these challenges, there is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Going Concern” ).

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

Given the progress in identifying two lead compounds with activity in animal models of GBM, medulloblastoma, and neuroblastoma, the Company is devoting its resources to bring the agents to a point at which an Investigational New Drug (“IND”) application can be submitted to the FDA for a Phase I clinical trial.  One lead compound (LB-100) is the most advanced in the process and the Company plans to be ready for IND submission by [early 2009].  The other lead compound will be selected from among several variants of the LB-200 series that have comparable anti-cancer activity but differ in properties that favor administration by oral or intravenous routes.

GLOSSARY

The following technical terms are used in this Report:

Assay

An assay is a method to determine the presence, absence, or the amount of a particular substance in a sample.  Assays of body fluids such as blood and urine can be used to detect specific products (biomarkers) that indicate the presence of a specific type of cancer.

Biomarker

A biomarker is a component of a cell that is uniquely or strongly associated with a particular feature of that cell.  The detection of the biomarker in body fluid by an assay indicates that a particular cell is very likely to be present in the body.  In this memorandum, “biomarkers” refer primarily to proteins that are uniquely produced by specific types of cancer cells or that are produced in excess by the cancer cells compared to non-cancer cells of the same tissue or organ.

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

Intellectual Property

The Company filed five patent applications August 1, 2008.  Two of these filings deal with applications filed earlier jointly with NIH for work done under the CRADA:  (1) a filing entering the regional stage of a PCT application involving the use of certain compounds to treat human tumors expressing a biomarker for brain and other human cancers, and (2) an application for the treatment of the pediatric tumors, medulloblastoma (the most common brain tumor in children) and neuroblastoma (a tumor arising from neural cells outside the brain that is the most common cancer of children).  The three new patent applications include:  (1) a joint application with NIH identifying a new biomarker for many common human cancers that when targeted by compounds developed by the Company result in inhibition of growth and death of cancer cells; (2) an application by the Company regarding the structure, synthesis and use of a group of new homologs of its LB-1 compounds; and (3) an application by the Company for the use of certain homologs of its drugs as neuroprotective agents with potential application to common neurodegenerative conditions such as Alzheimer’s and Parkinson’s diseases.

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

Development of New Drugs

On February 5, 2007, the Company entered into an agreement with Chem-Master International, Inc. pursuant to which we engaged Chem-Master to synthesize the compounds designated the LB-100 series and other compounds subsequently named the LB-2 series    pursuant to our request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas.  Pursuant to the Agreement, we agreed to grant to Chem-Master a five-year option to purchase 100,000 shares of our common stock with an exercise price of $0.333 per share.  Additionally, provided that the Agreement is not terminated by us without cause or by any party for cause prior to the second anniversary of the Agreement, we agreed to grant to Chem-Master a five-year option to purchase an additional 100,000 shares of the Company’s common stock at $0.333 share.  We have agreed to reimburse Chem-Master for the cost of materials, labor and expenses in providing the synthesis.

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

The Market

Lixte’s Anti-cancer Drugs

Lixte has developed 2 series of pharmacologically active drugs, the LB-100 series and the LB-200 series.  Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems.  In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue.  Lead compounds of both series also have activity against human pancreatic cancer in an animal model.  Furthermore, lead compounds of the LB-100 and LB-200 series have been shown to enhance the effectiveness of commonly used anti-cancer drugs in model systems.  It is hoped, therefore, that some of the compounds, when combined with standard anti-cancer regimens against many tumor types, will improve therapeutic benefit without enhancing toxicity.  It remains to be seen whether only therapeutic activity will be enhanced without increased toxicity.  However, the mechanism by which compounds of the LB-100 series affect cancer cell growth is different from all cancer agents currently approved for clinical use and drugs of the LB-200 series have only one competing agent in that it has a similar mechanism of action in clinical use.

If compounds of either series are active against glioblastoma multiforme in the clinic, the potential market for such a drug is estimated to be approximately $800 million annually.  This estimate is based on the current use and pricing of the drug, Temozolomide.  This drug is given to almost every patient with a diagnosis of glioblastoma multiforme, some 40,000 individuals in the United States and Europe annually.  The Lixte compounds may be used in conjunction with Temozolomide and/or following relapse after treatment with Temozolomide, since unfortunately almost all patients with this disease relapse regardless of therapy with current drugs.

If, as experimental data in model systems suggest, the Lixte compounds are active against other tumor types, this will dramatically enhance their value.  If the Lixte compounds enhance the therapeutic benefit of other standard cancer regimens for common cancers such as those of the lung and breast, Lixte believes that their potential market is substantial.

Lixte’s Diagnostic Biomarkers

Lixte has filed patents on two biomarkers, one associated primarily with cancers of neural tissue such as glioblastoma multiforme and a second biomarker that is present not only in brain cancers but also in the more common human cancers.

Discovery of the biomarker associated with GBMs provided the insight to Lixte’s team that led to the synthesis and development of the LB-100 and LB-200 series.  Apart from therapeutic considerations, a biomarker for GBMs reflecting the presence of the disease in cerebrospinal fluid may be valuable for confirming diagnosis and/or documenting effectiveness of treatment and recurrence of disease.  The second biomarker may be useful as a tool for screening new compounds for anti-cancer activity in general because it appears to be present in many human cancers.

Marketing Plan

The primary goal of the Company is development of its lead compounds through approval by the FDA for Phase I trials.  Once FDA approval is obtained, because of the novelty and spectrum of activity of both types of drugs, the Company believes it is likely it will find a partner in the pharmaceutical industry with interest in these agents.  It is also possible that a major company will be interested in licensing the drugs before FDA approval, but the Company would prefer to delay partnering/licensing until the potential value of its products is augmented by demonstrating there is no impediment to clinical evaluation.

Development of biomarkers for diagnostic purposes will require a partner for development.  Resources permitting, however, the Company will develop assays for the biomarkers through service contracts and samples of serum and/or cerebrospinal fluid will be analyzed for the biomarker.  The goal will be to show that the biomarker(s) is present in a high percentage of samples from patients with the same type of cancer, a requirement for a potentially useful diagnostic test.

Research and Development

Founded as a cancer biomarker company, Lixte has evolved into what is primarily a cancer drug discovery company. This transition was achieved by adding capabilities in medicinal chemistry and pharmacology (including efficient low-cost synthesis of small molecules) to expertise in clinical cancer drug development and molecular and cellular biology.  Lixte’s current intellectual property includes lead compounds from each of two different types of pharmacological agents.  The LB-100 series has the potential to be the first of its type in clinical cancer treatment (first-in-class) and a lead compound from the LB-200 series has the potential to be competitive for best-in-class.  Lixte believes that there is only one approved drug with a mechanism of action similar to the LB-200 series in the clinic at present.

Activity of lead compounds from both series has been demonstrated against a broad spectrum of human cancer cell types in cell culture and in animal models including glioblastoma multiforme (the most common and aggressive brain cancer of adults), medulloblastoma (the most common brain cancer of children), neuroblastoma (the most common cancer of children), and pancreatic cancer (a devastating cancer of adults).  In addition to anti-cancer activity as single agents, lead compounds of both types enhance the activity of widely used chemotherapeutic drugs.  The Lixte compounds are likely to be able to be combined with many standard anti-cancer regimens to enhance therapeutic effectiveness without enhancing toxicity. These features have the potential for generating significant commercial value.  Other important features of Lixte’s lead compounds are the possibilities that some homologs have neuroprotective, anti-inflammatory, and anti-infective activities.  Lixte is initially exploring these potential applications with academic collaborators.

On October 9, 2008, Lixte engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of its two classes of proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as drugs potentially useful for the prevention, amelioration, or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.

Further development of lead compounds from each group now requires pharmacokinetic/pharmacodynamic characterization (how long a drug persists in the blood and how long the drug is active at the intended target) and large animal toxicologic evaluation under conditions meeting FDA requirements.  Most anti-cancer drugs fail in development because of unacceptable toxicity.  By analogy with mechanistically related compounds, there is good reason to believe, however, that lead compounds of both series of drugs will be able to be given to human beings safely by routes and at doses resulting in concentration of drug producing anti-cancer activity in animal model systems.  Lixte has demonstrated that lead compounds of both types affect their intended targets at doses that produce anti-cancer activity without discernable toxicity in animal models.

A secondary objective is to develop sensitive and specific assays for identification of potential therapeutic targets and for the early detection for several common cancers.  Most cancers produce abnormal proteins or abnormal amounts of normal proteins.  How many of these potential biomarkers are present at detectable concentrations in the blood is not known.  Using stringent criteria for biomarker selection, analysis of small numbers of a given type of cancer is sufficient for detection of relevant biomarkers.  If potential biomarkers for early diagnosis are discovered for several types of cancer, such as the one already identified for GBMs, we will prioritize their development in the following order:  stomach, ovary, prostate, colon, bladder, and kidney.

The Company’s most valuable resource, however, is its scientific team, a coalition of various experts brought together through contracts and other collaborative arrangements.  The team has expertise in cancer biology, proteomics (cancer biomarkers), medicinal and synthetic chemistry, pharmacology, clinical oncology, and drug evaluation.  In a short period of time and at very low cost, this group has developed lead compounds of two different classes of drugs that are poised for development as new treatments for several types of cancer.  The initial cancer target(s) is expected to be neuroblastoma, medulloblastoma, and /or glioblastoma multiforme. The choice will depend in part upon pre-IND discussions with the FDA.

Product Overview

Our products will derive directly from our intellectual property consisting of patent applications.  These patents now cover sole rights to the composition and synthesis of the LB-100 and LB-200 series of drugs.  Joint patent applications with NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma.  Lixte has also filed claims for the use of certain homologs of both series of drugs for the potential treatment on neurodegenerative diseases such as Alzheimer’s disease and of homologs of the LB-200 series for treatment of serious systemic fungal infections and for the treatment of common fungal infections of the skin and nails. Other claims cover biomarkers uniquely associated with specific types of cancer that may provide the bases for assays suitable for cancer detection and patents for development of a tool for screening new compounds for anti-cancer activity.

We believe that there are four main markets for potential products that may be developed by Lixte.

1.           Improved Anti-Cancer Treatments.  Improved chemotherapy regimens for cancers not curable by surgery or radiation.  This is the primary focus of the Company.

2.           Improved Anti-Fungal Treatments. New drug treatments for the management of life-threatening fungal infections in immuno-suppressed patients such as those with HIV-AIDS or undergoing bone marrow transplantation are needed due to the constant development of drug resistance in these organisms.  More effective and less toxic drugs are also needed for the management of skin and particularly nail fungi that affect tens of millions of people worldwide. The Company is actively evaluating the activity of several compounds against different fungal pathogens.

3.           Treatments for Neurodegenerative Diseases.  Most experts believe that at present there are no significantly effective drugs available for the delay of progression as well as prevention of the common neurodegenerative diseases, including Alzheimer’s and Parkinson’s diseases, among a host of rarer chronic diseases of the brain.  The Company is exploring mechanisms to evaluate its compounds for these activities with experts in the field, in academic or other not-for–profit settings.

4.           Biomarker Assays for Diagnosis, Prognosis, and Assessing Treatment Benefit.  Improved assays for biomarkers of specific cancers in the body fluids, primarily blood, for the diagnosis of cancers at stages when cure is possible through surgery and/or radiotherapy. Such assays might also be useful for assessing therapeutic effectiveness of treatment before gross reappearance of disease; and, assays for the molecular classification of otherwise indistinguishable tumor types would be helpful for selection of treatment and also potentially for estimation of prognosis.  Resources permitting, the Company will determine whether the biomarkers of interest are present in the serum (other fluids) in most if not all of a small number of patients with the same cancer and will explore the interest of a large diagnostic company to undertake clinical development.  Development of biomarkers for useful clinical assays is a complex and expensive process.

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

Employees

As of December 31, 2008, we had no full-time employees.  Dr. Kovach is  a Professor (part-time) in the Department of Preventive Medicine at State University of New York, Stony Brook, New York.  He received approvals from the School of Medicine of Stony Brook University and from the New York State Ethics Commission to operate the Company and to hold greater than 5% of our outstanding shares.

Our investment commitments in the research efforts pursuant to the CRADA fund two full-time technical assistants who work under the supervision of Dr. Zhuang on the aims of the CRADA.  Dr. Kovach devotes approximately 20% of his efforts per year to research planning and design and is monitoring the research progress under the CRADA.  Dr. Kovach’s contributions are made outside of his academic responsibilities.  He directs, coordinates, and manages scientific and business development with the advice of the Company’s Board, the advisory committee, and a consultant with expertise in corporate development.  The Company is considering adding another board member with specific expertise in cancer biotechnology development and intends to add a Chief Operating Officer, at least part time, to assist in management once an IND is approved.

Government Regulation

At its present stage of development, our business is not subject to any specific government regulation with respect to its ongoing research and plan service agreement.  Our only collaborator at present is National Institute of Neurological Diseases and Stroke (NINDS), National Institutes of Health.  This collaboration is defined in CRADA 2165 under which NINDS evaluates compounds for their ability to inhibit the growth of brain tumor cells.  The NINDS laboratory that is carrying out this activity is a research laboratory that operates in compliance with various federal and state's statutes and regulations including OSHA.  All activities of this laboratory are monitored by the compliance office of NINDS.  There are no other regulations affecting the pursuit of the goals of the business.

Studies done under the CRADA are carried out in compliance with applicable Statutes, Executive Capital Orders, HHS regulations and all FDA, CDC, and NIH policies as specified in Article 13, 13.1 and 13.2, of the PHS CRADA agreement.

Our business will become subject to the regulations of the FDA when we begin to pursue development of clinical trials.  Clinical trials are research studies to answer specific questions about new therapies or new ways of using known treatments.  Clinical trials determine whether new drugs or treatments are both safe and effective and the FDA has determined that carefully conducted clinical trials are the fastest and safest way to find treatment that work in people.

The ultimate objective of our CRADA is to identify, characterize, and bring to clinical trial regimens for the treatment of human brain tumors (GBMs).  We estimate that we are at least one year from being in a position to begin discussing development of a clinical trial.  Such a clinical trial would most likely be conducted by us in association with a pharmaceutical company in association with NIH under the existing CRADA or under a new CRADA or with a pharmaceutical company without association with NIH.  In either case, we would be primarily responsible for filing and obtaining approval from the FDA of an Investigational New Drug Application (IND).  In the event that we seek to raise sufficient capital to conduct a phase I clinical trial without a partner in the pharmaceutical industry in collaboration with NIH or independently, we would become subject to FDA regulation as we sought to obtain an IND for clinical evaluation of a therapeutic regimen with the long-range goal of receiving FDA approval of the drug for commercial use.  Approval of an IND from the FDA is the process that triggers FDA review and oversight as federal law requires that a drug be the subject of an approved marketing application before it is transported to clinical investigations, unless exempted.  The IND is the means through which we would obtain such exemption.  During a new drug's early preclinical development, our primary goal is to determine if the product is reasonably safe for initial use in humans, and if the compound exhibits pharmacological activity that justifies commercial development.  When a product is identified as a viable candidate for further development, we would then focus on collecting the data and information necessary to establish that the product will not expose humans to unreasonable risks when used in limited, early-stage clinical studies.  The FDA's role in the development of a new drug begins when we, having screened the new molecule for pharmacological activity and acute toxicity potential in animals, want to test its diagnostic or therapeutic potential in humans.  At that point, the molecule changes in legal status under the Federal Food, Drug, and Cosmetic Act and becomes a new drug subject to specific requirements of the drug regulatory system.  Once the IND is submitted, we must wait 30 calendar days before initiating any clinical trials.  During this time, the FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk.

The first phase of clinical trials, Phase I trials, are the initial studies to determine the metabolism and pharmacologic action of drugs in humans, the side effects associated with increasing doses, and to gain early evidence of effectiveness.  If we were to conduct clinical trials on our own, it is likely that only a Phase I type trial would be done.  In such a trial a new investigational drug or combination of drugs is first introduced into humans.  For the evaluation of anti-cancer drugs, patients entering such trials are those for whom no means of therapy is known to be associated with benefit.  Such studies are closely monitored and require approval from the FDA, including a proposal for the conduct of the clinical trial.

The FDA also requires that an independent review body consider the benefits and risks of a clinical trial and grant approval for the proposed study including selecting of initial doses, plans for escalation of dose, plans for modification of dose if toxicity is encountered, plans for monitoring the well being of individuals participating in the study and for defining and measuring to the extent possible any untoward effects related to drug administration.  Serious adverse effects such as life-threatening toxicities and death are immediately reportable to the review body and to the FDA.  To minimize risk when studying a new drug, the initial dose is well below that expected to cause any toxicity.  No more than three patients are entered at a given dose.  In general, dose is not escalated within patients.  Once safety is established by the absence of toxicity or low toxicity in a group of three patients, a planned higher dose is then evaluated in a subsequent group of three individuals and so on until dose-limiting toxicity is encountered.  The dose level producing definite but acceptable toxicity is then selected as the dose level to be evaluated in Phase II trials.  Thus, the goal of Phase I studies is to determine the appropriate dose level for evaluation of drug efficacy in patients with the same type of tumor at comparable stages of progression for whom no beneficial treatment is established.

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

ITEM 1A.              RISK FACTORS

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

Our auditors have included a going concern assumption in their opinion; we do not expect to obtain any revenues for several years and there is no assurance that we will ever generate revenue or be profitable.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is in the development stage and has not generated any revenues from operations to date.  Furthermore, the Company has experienced recurring losses and has a stockholders’ deficiency at December 31, 2008.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company recently initiated a private placement, which generated net proceeds from two closings in February and March 2009 aggregating approximately $382,000.  The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009.  The Company is continuing its efforts in 2009 to raise approximately $500,000 of additional funds under the private placement.  There can be no assurances that the Company will have further success in this regard.  The amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, if any, and the resources that it devotes to developing and supporting its activities.  The Company will need to fund these cash requirements from a combination of additional debt or equity financings, or the sale, licensing or joint venturing of its intellectual properties.

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

In February 2006, a provisional patent application was filed covering certain methods and classes of molecules that we expect to be the foundation of our product development and commercialization efforts with respect to human brain tumors that are subject to the CRADA.  In February 2007, a PCT international patent covering all countries participating in the Patent Cooperation Treaty was filed and a similar non-provisional patent was filed in the United States, containing all claims in the provisional patent plus additional claims.  Any patents resulting from these applications will be jointly owned by us and the U.S. Government.  We have executed an agreement with the government granting to us exclusive commercialization rights with respect to those patents.  If those licenses terminate and we are unable to renew them, or must renew them only on unfavorable terms, such events could require us to cease providing products or services using such licensed technology and, therefore, would likely result in loss of revenue for our business.

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

Our success depends on the continued availability and contributions of our Chief Executive Officer and founder, Dr. John S.  Kovach, as well as the continued availability and contributions of Dr. Zhengping Zhuang and other collaborators at the NIH.  In particular, Dr. Kovach is 72 years old, and, because of his arrangement with the State University of New York, does not devote his full time to us, although Dr. Kovach generally devotes a minimum of twenty hours a week to our business.  The loss of services of any of these persons could delay or reduce our product development and commercialization efforts.  Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success.  The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significant weaken our management, harm our ability to compete effectively and harm our business.

Our key personnel are involved in other business activities and may face a conflict in selecting between their other business interests and our business.

Dr. John Kovach, our Chief Executive Officer, also is a Professor (part-time) in the Department of Preventive Medicine at State University of New York, Stony Brook, New York.  He may also become involved in the future with other business opportunities, which may become available.  Accordingly, our key personnel may face a conflict in selecting between us and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  Dr. Zhengping Zhuang is a full-time employee of NIH.  He participates with the Company under a CRADA with NIH that defines the scope of his collaboration, and he does not face a conflict of interest.

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

Clinical development, including preclinical testing, is a long, expensive and uncertain process.  Prior to conducting preclinical studies and clinical trials in humans, we anticipate that the following steps will be taken:  Identification of lead compounds in vitro studies, followed by documentation of activity in an animal model of a particular disease entity, and determination of toxicity of the new therapy(s) in an animal system usually consisting of the mouse and often the dog.  For new diagnostic tests, pre-clinical studies involve demonstration of recognition of specific endpoints associated with the presence or progression of disease in a manner that suggest relevance to clinical diagnosis and/or assessment of prognosis.  It is expected that for us to carry its new treatments to clinical trials, an agreement will be negotiated with (1) NIH to conduct the trial as part of a new CRADA or (2) a pharmaceutical company, most probably in conjunction with NIH as co-inventor of the new therapies.  Accordingly, preclinical testing and clinical trials, if any, of our product candidates under development may not be successful.  We and our collaborators could experience delays in preclinical or clinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product.  Preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials.  The results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials.

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

The development process necessary to obtain regulatory approval is lengthy, complex and expensive.  If we and our collaborative partners do not obtain necessary regulatory approvals, then our business would not be successful and the market price of our common stock would be expected to decline substantially.

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

In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control.  In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems.  While we cannot predict the effects of the implementation of any new legislation or whether any current legislative or regulatory proposals affecting our business will be adopted, the implementation of new legislation or the announcement or adoption of current proposals could have a material and adverse effect on our business, financial condition and results of operations.

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

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our products.  The efficacy, safety and cost-effectiveness of our products as well as the efficacy, safety and cost-effectiveness of any competing products will determine the availability and level of reimbursement.  These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services.  In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.  In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product.  To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies.  If reimbursement for our products is unavailable, limited in scope or amount or if pricing is set at unsatisfactory levels, our revenues would be reduced and our results of operations would be negatively impacted.

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

Although our common stock is registered under the Exchange Act and our stock is listed on the OTC Bulletin Board, an active trading market for the securities does not yet exist and may not exist or be sustained in the future.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”).  Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.  Market prices for our common stock will be influenced by a number of factors, including:

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

Dr. John Kovach, our current Chief Executive Officer, was the former stockholder of Lixte, our operating subsidiary, and received shares of our stock in the Reverse Merger.  He is currently eligible to sell some of his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period.  Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.  In this connection, we have sold an aggregate of 3,555,220 shares of Common Stock in private placements occurring in June and July 2006, and 999,995 shares in a December 2007 private placement, all of which are currently eligible to be sold under Rule 144.

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

As a result of the Reverse Merger, Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns approximately 59% of our outstanding voting stock at the current time.  As a result, Dr. Kovach possesses significant influence, giving him the ability, among other things, to elect all of the members of the Board of Directors and to approve significant corporate transactions.  Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

  None.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the quarterly period ended December 31, 2008.

PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol “LIXT.”  There is very limited trading of our stock on the Bulletin Board.  The stock market in general has experienced extreme stock price fluctuations in the past few years.  In some cases, these fluctuations have been unrelated to the operating performance of the affected companies.  Many companies have experienced dramatic volatility in the market prices of their common stock.  We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially.  Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

The following table sets forth the range of reported closing prices of the Company’s Common Stock during the periods that the Stock began to trade on the Bulletin Board.  Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown or commissions, and may not necessarily represent actual transactions

Year Ended December 31, 2008	High	Low

First Quarter	$1.10	$0.74

Second Quarter	$1.10	$0.30

Third Quarter	$0.80	$0.22

Fourth Quarter	$1.10	$0.15

Year Ended December 31, 2007

Third Quarter	$1.05	$0.75

Fourth Quarter	$1.10	$0.75

Holders

As of March 25, 2009, we have 28,852,178 shares of our common stock outstanding.  As of December 31, 2008, our shares of common stock are held by approximately 80 stockholders of record.  This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

Our dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2008, the most recently completed fiscal year.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	400,000	$0.42	2,100,000

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On June 30, 2006, Lixte Biotechnology, Inc., a privately held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly owned subsidiary of SRKP.  On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (“Holdings”).  Unless the context indicates otherwise, Lixte and Holdings are hereinafter referred to as the “Company”.

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

The Company is considered a “development stage company” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.  The Company has selected December 31 as its fiscal year end.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is in the development stage and has not generated any revenues from operations to date.  Furthermore, the Company has experienced recurring losses and has a stockholders’ deficiency at December 31, 2008.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2008, the Company had not yet commenced any revenue-generating operations.  All activity through December 31, 2008 has been related to the Company’s formation, capital raising efforts and research and development activities.  As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

The Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company recently initiated a private placement, which generated net proceeds from two closings in February and March 2009 aggregating approximately $382,000.  The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009.  The Company is continuing its efforts in 2009 to raise approximately $500,000 of additional funds under the private placement.  There can be no assurances that the Company will have further success in this regard.  The amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, if any, and the resources that it devotes to developing and supporting its activities.  The Company will need to fund these cash requirements from a combination of additional debt or equity financings, or the sale, licensing or joint venturing of its intellectual properties.

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

Recent Developments

On January 30, 2009, the Company sold an aggregate of 658,000 common stock units to accredited investors in a first closing of a third private placement at a per unit price of $0.50, resulting in aggregate gross proceeds to the Company of $329,000.  Net cash proceeds to the Company were $269,790.

On March 2, 2009, the Company sold an aggregate of 262,000 common stock units to accredited investors in a second closing of the third private placement at a per unit price of $0.50, resulting in aggregate gross proceeds to the Company of $131,000.  Net cash proceeds to the Company were $112,460.

Each unit consists of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock on a cashless exercise basis at an exercise price of $0.50 per common share.  The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the private placement exercisable at $0.50 per share and 10% of the number of shares issuable upon exercise of warrants issued in the private placement exerciseable at $0.50 per share; and (b) an additional 2% of the number of shares sold in the private placement also exercisable at $0.50 per share and 2% of the number of shares issuable upon exercise of the warrants issued in the private placement exerciseable at $0.50 per share.

On February 7, 2009, the Company repaid a $100,000 unsecured demand promissory note, including interest at the rate of 5% per annum, to Gil Schwartzberg, a consultant to the Company.

Adoption of New Accounting Policies in 2008

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, “Share-Based Payment”, and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company adopted SFAS No. 157 on January 1, 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company became subject to the provisions of FSP FAS No. 157-3 on October 10, 2008.

The adoption and/or implementation of the aforementioned accounting pronouncements did not have any effect on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) on January 1, 2009 will affect how the Company accounts for a business combination concluded after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not currently anticipate that the adoption of SFAS No. 160 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not currently anticipate that the adoption of SFAS No. 161 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently anticipate that the adoption of EITF 07-05 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet adopted, accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and/or the Securities and Exchange Commission will have a material impact on the Company's consolidated financial statement presentation or disclosures in future periods.

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

Amounts due, pursuant to contractual commitments, on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company accounts for its research and development contracts in accordance with EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”.

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

Plans for 2009 and Beyond

The Company’s primary objective is to raise funds to cover ongoing operations and development of its lead compounds for the treatment of brain cancers of adults and neuroblastoma in children and to expand its research to include another devastating human cancer, pancreatic cancer. The Company also wishes to raise sufficient capital to explore, most likely in partnership with a pharmaceutical company, recently discovered activity of some derivatives of its lead drugs for the treatment of fungal diseases and neurodegenerative diseases.  In this regard, the Company has made preliminary presentations to several large pharmaceutical companies with respect to one or both of its lead compounds.

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

The second goal is further characterization of the fungal activity of certain homologs of drugs of the LB-200 series. These studies will be done in collaboration with academic partners. Recently, the Company confirmed that its lead compound of the LB-200 series is curative of two types of fungi that are representative of the most common skin infections of humans and domestic animals.  Cure was achieved by topical application of the drug on a daily basis for 14 days, with no evidence of toxicity.

The Company is also screening other homologs of lead compounds of the LB-100 and LB-200 series for neuroprotective activity in laboratory models of brain cell injury.  During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.  The initial studies in the test tube support the Company’s hypothesis that one of its lead compounds appears to have a beneficial effect upon the growth and differentiation of normal brain cells.

Given the progress in identifying two lead compounds with activity in animal models of GBM, the Company is devoting its resources to bring the agents to a point at which an Investigational New Drug (“IND”) application can be submitted to the FDA for a Phase I clinical trial. One lead compound (LB-1) is the most advanced in the process and the Company plans to be ready for IND submission in mid-2010. The other lead compound (LB-2.5), which inhibits cancer cells by a mechanism distinct from that of LB-1, is anticipated to complete its evaluation by the end of 2010.  If the Company is able to achieve support from and/or partnership with a large pharmaceutical company to co-develop its compounds, this schedule may be accelerated.  The drugs are well characterized from the standpoints of activity and mechanism of action.  The pre-clinical activity toxicology and pharmacokinetic characterization, which are elements needed for IND submission, could be accomplished quickly with adequate financial resources or by a partner with expertise in characterization of drugs for introduction into the clinic.

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

The Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company recently initiated a private placement, which generated net proceeds from two closings in February and March 2009 aggregating approximately $382,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009. The Company is continuing its efforts in 2009 to raise approximately $500,000 of additional funds under the private placement.  If additional funds in excess of $500,000 are raised in 2009, the detailed characterization of the Company’s drugs in preparation for submission of an IND will be initiated.  There can be no assurances that the Company will have further success in this regard. The amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, if any, and the resources that it devotes to developing and supporting its activities. The Company will need to fund these cash requirements from a combination of additional debt or equity financings, or the sale, licensing or joint venturing of its intellectual properties.

The Company faces several potential challenges in its efforts to achieve commercial success, including raising sufficient capital to fund its business plan, achieving commercially applicable results of its research programs, competition from more established, well-funded companies with competitive technologies, and future competition from companies that are developing new competitive technologies, some of whom are larger companies with greater capital resources than the Company. Because of these challenges, there is substantial uncertainty as to the Company’s ability to fund its operations and continue as a going concern (see “Going Concern” above). Should the Company be unable to raise the required capital on a timely basis, the Company’s business plans would be materially adversely affected, and the Company may not be able to continue to conduct operations.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at December 31, 2008.

Years Ended December 31, 2008 and 2007

General and Administrative Expenses.  For the year ended December 31, 2008, general and administrative expenses were $664,202, which consisted of stock-based compensation of $357,987, the initial payment of $25,000 made in connection with the Company’s exclusive license agreement with NIH, consulting and professional fees of $192,473, insurance expense of $23,821, travel and entertainment costs of $31,221, and other operating costs of $33,700.

For the year ended December 31, 2007, general and administrative expenses were $1,203,722, which consisted of stock-based compensation of $890,444, consulting and professional fees of $248,903, insurance expense of $27,312, travel and entertainment costs of $7,278, and other operating costs of $29,785.

Depreciation.  For the years ended December 31, 2008 and 2007, depreciation expense was $615 and $592, respectively.

Research and Development Costs.  For the year ended December 31, 2008, research and development costs were $608,733, which consisted of the fair value of restricted common stock issued to a vendor of $75,000, the vested portion of the fair value of stock options issued to a consultant and a vendor of $138,061, patent costs of $164,782, laboratory supplies of $45,750, and other costs of $185,140.

For the year ended December 31, 2007, research and development costs were $454,723, which consisted of the vested portion of the fair value of stock options issued to a vendor of $50,836, patent costs of $94,232, laboratory supplies of $30,895, and other costs of $278,760.

Interest Income.  For the year ended December 31, 2008, interest income was $3,261, as compared to interest income of $10,549 for the year ended December 31, 2007.

Net Loss.  For the year ended December 31, 2008, the Company incurred a net loss of $1,271,522, as compared to a net loss of $1,648,488 for the year ended December 31, 2007.

Liquidity and Capital Resources - December 31, 2008

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date.  Furthermore, the Company has experienced recurring losses and has a stockholders’ deficiency at December 31, 2008.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties (see “Going Concern” above”).

Operating Activities.  For the year ended December 31, 2008, operating activities utilized cash of $597,689, as compared to utilizing cash of $702,868 for the year ended December 31, 2007, primarily as a result of a decrease in advances on research and development contract services in 2008, as compared to amounts spent on research and development contract services in 2007 related to an installment payment made under the CRADA in 2007.

The Company had a working capital deficiency of $323,676 at December 31, 2008. At December 31, 2007, the Company had working capital of $376,184, primarily as a result of the sale of the Company’s common stock pursuant to a second private placement in December 2007 that generated net proceeds of $531,320.

Investing Activities.  There were no investing activities during the year ended December 31, 2008. For the year ended December 31, 2007, investing activities utilized cash of $272 for the purchase of office equipment.

Financing Activities.  For the year ended December 31, 2008, financing activities consisted of proceeds from a note payable to a consultant in the amount of $100,000. For the year ended December 31, 2007, financing activities provided net cash of $531,570, consisting of the gross proceeds from the sale of common stock of $650,000, reduced by the payment of private placement offering costs of $118,680.

Principal Commitments

At December 31, 2008, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at December 31, 2008 consisted of $100,000 due on a note payable to a consultant, the liquidated damages payable under the registration rights agreement of $74,000, and the contractual obligations as summarized below.

Effective March 22, 2006, Lixte entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 42 months from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. However, for the period from October 1, 2008 through September 30, 2009, the Company has agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 each commencing on October 1, 2008. The first and second installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively.

On February 5, 2007, Lixte entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. Lixte has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.  On February 5, 2009, provided that the Chem-Master Agreement had not been terminated, the Company has agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share.  The Company granted the second five-year option on February 5, 2009.

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

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $45,750 and $30,150 during the years ended December 31, 2008 and 2007, respectively.

During September 2008, the Company engaged an internet-based investor information service, to enhance awareness of the Company’s progress in developing a portfolio of pharmacological agents at an initial cost of $2,500, plus $500 per month for a period of twelve months.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008.

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.  The Company agreed to pay a fee not to exceed $50,000 over a four-month period for such services, of which an advance for $12,500 was paid during 2008.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen is being paid an annual consulting fee of $40,000, payable in quarterly installments over a one-year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested.

Off-Balance Sheet Arrangements

At December 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and notes thereto and the related reports of our independent registered public accounting firms are attached to this Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 17, 2008, AJ. Robbins, P.C. (“Robbins”) was dismissed as the independent accountant of the Company.  The Board of Directors acting in the capacity of an audit committee approved the dismissal of Robbins.

Robbins’ reports on the Company’s financial statements for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the report for both years indicated that the Company is in the development stage and has not commenced operations and its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations.  Accordingly, such report indicated that there was substantial doubt as to the Company’s ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the years ended December 31, 2007 and 2006 and through December 17, 2008, there were no disagreements with Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Robbins, would have caused it to make reference thereto in connection with its reports on the financial statements for such years.  During the years ended December 31, 2007 and 2006 and through December 17, 2008, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On December 17, 2008, the Company’s Board of Directors acting in the capacity of an audit committee engaged Weinberg & Company, P. A. (“Weinberg”) as the Company’s new independent accountant to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended December 31, 2007 and 2006 and through December 17, 2008, neither the Company, nor anyone acting on its behalf, consulted with Weinberg regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Weinberg concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A(T).       CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2008 that materially affected or are reasonably likely to affect our internal controls over financial reports.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of our Company as of December 31, 2008.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers.  The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.  Also provided are the biographies of the members of the Scientific Advisory Committee.

Our directors and executive officer are as follows:

Name	Age	Positions Held with the Registrant
Dr. John S. Kovach	72	Chief Executive Officer, Chief Financial Officer and Director
Dr. Philip F. Palmedo	74	Director
Dr. Stephen K. Carter	71	Director
Dr. Mel Sorensen	51	Director

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

In 1979, Dr. Palmedo founded the International Resources Group, an international professional services firm in energy, environment and natural resources.  He served as Chairman and CEO until 1988 and then as Chairman until the company was sold in 2008.  In 1985 the company was recognized by Inc. Magazine as one of the 500 fastest growing private companies in the U.S.

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

Dr. Stephen K. Carter

Dr. Carter joined our Board on September 12, 2007. Dr. Carter is a highly experienced leader and administrator in cancer therapeutics and cancer drug development.  For 13 years, he was associated with Bristol-Meyers Co. and Bristol-Meyers Squibb, Co. holding successively the positions of Senior Vice President, Anti-Cancer Research; President, Division of Pharmaceutical Research and Development, and ultimately Senior Vice President, Worldwide Clinical Research and Development, Pharmaceutical Research Institute.  Most recently Dr. Carter was Senior Vice President of Clinical and Regulatory Affairs at Sugen, Inc., after serving as Senior Vice President for Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc.  Dr. Carter held leadership roles in academia and government including Deputy Director, Division of Cancer Treatment, National Cancer Institute and Director, Northern California Cancer Program.

Dr. Carter is currently a director on the boards of:  Cytogen Corporation (NASDAQ:CYTO), Alfacell Corporation (NASDAQ:ACEL), Tapestry Pharmaceuticals, Inc. (NASDAQ:TPPH), Callisto Pharmaceuticals, Inc. (AMEX:KAL), Vion Pharmaceuticals, Inc. (NASDAQ:VION) and Celator.

Dr. Mel Sorensen

Dr. Sorensen joined our Board on October 7, 2008. Dr. Sorensen is a medical oncologist who has dedicated his career to clinical cancer research since completing his oncology fellowship at the Mayo Clinic in 1988.  Dr. Sorensen joined Ascenta Therapeutics in August 2004 as Board Director, President and Chief Executive Officer.  In less than three years, Ascenta was transformed from a 5-person start-up with a single preclinical program into a clinical-stage company with over 65 FTFs and facilities in the US and China and development programs against three distinct targets.  Prior to joining Ascenta Therapeutics, he spent approximately seven years each in patient care (St. Louis & Mayo Clinic), the National Cancer Institute and in leadership positions of clinical cancer research in the pharmaceutical industry (Bayer & GSK).

Throughout his career, Dr. Sorensen has been active in fostering public-private collaborations for clinical cancer research, with the National Cancer Institute (NCI) with C-Change, with Friends of Cancer Research (FOCR) and other organizations.  He is a frequent speaker and panel participant on optimizing cancer R&D, including presentations at the Woodrow Wilson Center in Washington, DC in 2003 (“Confronting Cancer Now”), the 2004 Bioethical Symposium in Tampa, FL (“Ethial Issues in Large Clinical Trials”), the 2005 Tokyo Pharma Partnering Conference & Shanghai’s 2005 Bio-Forum conference, the 2005 Milken Institute’s Global Conference (“Biopharmaceuticals: The Innovation Pipeline Race”), BIO 2006 (“Early-Stage Business Models in Cancer”), the March 2007 R&D Readers’ Forum (“Biotech R&D Across Borders: The Ascenta Experience”) in Philadelphia and the China 2007 R&D Summit (“Making Innovative Medicines Faster and Cost-Efficiently”) in Shanghai.

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

Audit Committee

We do not presently have an audit committee.  The board of directors acts in that capacity and has determined that we do not currently have an individual serving on our Board equivalent to an audit committee financial expert.

Code of Ethics

Our Board of Directors adopted a code of ethics covering all of our executive officers and key employees.  A copy of our code of ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2007 and 2008.

ITEM 11.             EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2008 and 2007, no individual, including Dr. John Kovach, our current Chief Executive Officer, received any compensation.  Dr. Kovach will be reimbursed for any out-of-pocket expenses.  Any future compensation arrangements will be subject to the approval of the board of directors.

Option Grants in 2007 and 2008

The Company has never issued any options to Management.

Aggregated Option Exercises in 2007 and 2008 Option Values at December 31, 2007 and at 2008

Not Applicable.

Employment Agreements; Management Compensation

We have not entered into any employment agreements.  As of December 31, 2008, we had no full-time employees.  For the current fiscal year, Dr. Kovach does not anticipate receiving any compensation from us in view of our early stage status.  He is reimbursed for any out-of-pocket expenses.  Any future compensation arrangements will be subject to the approval of the board of directors.

Director Compensation

Members of the Board of Directors

On June 30, 2006, Dr. Palmedo was granted options to purchase 200,000 shares of common stock at the initial private placement price of $0.333 per share with one third of the options (66,666 shares) vesting on such date and one third vesting annually for two years on the anniversary of that date.  On June 30, 2006, Dr. Palmedo also was granted options to purchase 190,000 shares of common stock exercisable for a period of five years at $0.333 per share for services rendered in developing our business plan, all of which were fully vested upon issuance. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share).

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from the vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share).

On October 7, 2008, in conjunction with his appointment as director of the Company, the Company granted to Dr. Mel Sorensen stock options to purchase an aggregate of 200,000 shares of Common Stock under the 2007 Plan exercisable for a period of five years from the date of exercisable at $0.50 per share vesting 12.5% on January 1, 2009 and 12.5% on the first date of each subsequent quarter. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share). In addition, in connection with Dr. Sorensen acting in an advisory role for a period of one year in connection with the strategic development of the Company’s intellectual properties, the Company has agreed to pay Dr. Sorensen $40,000 payable in quarterly installments of $10,000 commencing on October 7, 2008.  Dr. Sorensen is also eligible to receive a bonus at the sole discretion of the board of directors.

DIRECTOR COMPENSATION TABLE

Name	Year	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip F. Palmedo	2008	0	0	10,332	0	0	0	10,332
Director	2007	0	0	20,668	0	0	0	20,668
	2006	0	0	89,900	0	0	0	89,900

Stephen K. Carter	2008	0	0	102,085	0	0	0	102,085
Director	2007	0	0	30,655	0	0	0	30,655

Mel Sorensen Director	2008	10,000	0	12,568	0	0	0	22,568
______________
(1)
Represents the portion of the fair market value of options issued to each director for his services as a board member, calculated at the time of issuance pursuant to the Black-Scholes option-pricing model, and charged to operations in each respective fiscal year.

Options to purchase a total of 790,000 shares have been issued to directors at exercise prices ranging from $0.33 to $0.50 per share.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2009, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group.  As of March 25, 2009, there were 28,852,178 shares of our common stock issued and outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 15, 2009, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.  Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733.  This table is based upon information supplied by directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers, Directors and 5% stockholders

Dr. John S. Kovach 248 Route 25A, No. 2 East Setauket, New York 11733	17,021,786		59.0%

Dr. Philip F. Palmedo 248 Route 25A, No. 2 East Setauket, New York 11733	790,000	(1)	2.7%

Dr. Stephen K. Carter 248 Route 25A, No. 2 East Setauket, New York 11733	200,000	(2)	0.7%

Dr. Mel Sorensen 248 Route 25A, No. 2 East Setauket, New York 11733	100,000	(3)	0.3%

All officers and directors as a group (four persons)	18,111,786	(1) (2)(3)	60.9%

(1)	Includes options to purchase an aggregate of 390,000 shares of common stock and warrants to purchase 200,000 shares of common stock, all of which are immediately exercisable or within six months.

(2)	Consists of options to purchase 200,000 shares of common stock which vest within six months.

(3)	Consists of options to purchase 100,000 shares of common stock which vest within six months.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)           Related Party Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2008.

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

Also, Dr. Kovach, our President, has advanced to us an aggregate of $92,717 through December 31, 2008 to meet operating expenses.  Such advances are non-interest bearing and are due on demand.

See “ITEM 11. EXECUTIVE COMPENSATION—Directors Compensation” for disclosure with respect to payments to certain of our directors for services rendered.

(b)           Director Independence

The Company considers Drs. Palmedo, Sorensen and Carter to be “independent directors” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

AJ. Robbins, P.C. acted as our independent registered public accounting firm for the fiscal year ended December 31, 2007 and through the interim period ended September 30, 2008.  Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal year ended December 31, 2008.  The following table shows the fees that were paid or accrued by us for audit and other services provided by AJ. Robbins, P.C. for the 2007 and 2008 fiscal years.  As Weinberg & Company, P.A. was retained as the Company’s independent registered public accounting firm effective December 17, 2008, such firm did not have any charges for 2008.

	2007	2008
Audit Fees (1)	$60,853	$38,760
Audit-Related Fees (2)	-	-
Tax Fees (3)	7,500	6,000
All Other Fees	-	-
Total	$68,353	$44,760

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2007 and 2008 fiscal years.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by AJ. Robbins, P.C. were pre-approved by our Board of Directors.  The Board has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
2.2	Securities Purchase Agreement[3]
2.3	Registration Rights Agreement[3]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation
3.2	Bylaws[2]

Exhibit No.	Description
10.1
Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.[4]

10.2	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated as of February 5, 2007.[6]
10.3	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007.[7]
10.4	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[7]
10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[7]
10.6	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[7]
10.7	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Mirador Consulting, Inc. dated September 20, 2007.[7]
10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[7]
10.9	Amendment dated as of January 28, 2008 to Agreement with Chem-Master International.
10.10	Amendment 5 to CRADA dated June 2008.[8]
10.11	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.
10.12	Stock Option Agreement between the Company and Mel Sorensen dated October 7, 2008.[9]
10.13	Consulting Agreement between the Company and Mel Sorensen dated October 7, 2008.[10]
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by reference.
2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.
3	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.
4	Filed as an Exhibit to the Company’s Registration on Form SB-2 as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.
5	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on January 11, 2007 and incorporated herein by reference.
6	Filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2007 and incorporated herein by reference.
7	Filed as an Exhibit to the Company’s Quarterly Report as filed with the Securities and Exchange Commission on November 11, 2007.
8.	Filed as Exhibit to the Company’s Quarterly Report as filed with the Securities and Exchange Commission on May 14, 2008
9.	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2008
10.	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2008.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2009	LIXTE BIOTECHNOLOGY HOLDINGS, INC. (Registrant)

	By:	/s/ John S. Kovach
		Name:	John S. Kovach
		Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John S. Kovach	Chief Executive Officer, Principal Financial Officer,	March 30, 2009
John S. Kovach	Principal Accounting Officer and Director

/s/ Philip F. Palmedo	Director	March 30, 2009
Philip F. Palmedo

/s/ Stephen K. Carter	Director	March 30, 2009
Stephen K. Carter

/s/ Mel Sorensen	Director	March 30, 2009
Mel Sorensen

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Years Ended December 31, 2008 and 2007, and
 Period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative)

INDEX

Report of Independent Registered Public Accounting Firms – —Weinberg & Company, P.A.	F-2
—AJ. Robbins, P.C.	F-3

Consolidated Balance Sheets - December 31, 2008 and 2007	F-4

Consolidated Statements of Operations - Years Ended December 31, 2008 and 2007, and Period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative)	F-5

Consolidated Statement of Stockholders’ Equity (Deficiency) - Period from August 9, 2005 (Inception) to December 31, 2008	F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 2008 and 2007, and Period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative)	F-7

Notes to Consolidated Financial Statements – Years Ended December 31, 2008 and 2007, and Period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative)	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lixte Biotechnology Holdings, Inc.
East Setauket, New York

We have audited the accompanying consolidated balance sheet of Lixte Biotechnology Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended and for the period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended and for the period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has a stockholders’ deficiency at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lixte Biotechnology Holdings, Inc.
East Setauket, New York

We have audited the accompanying consolidated balance sheet of Lixte Biotechnology Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2007, and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 15, 2008

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,381	$508,070
Advances on research and development contract services	12,500	88,180
Prepaid expenses and other current assets	28,644	32,117
Total current assets	51,525	628,367
Office equipment , net of accumulated depreciation of $1,782 and $1,167 at December 31, 2008 and 2007, respectively	128	742
Total assets	$51,653	$629,109

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$108,484	$73,741
Note payable to consultant	100,000	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Research and development contract liabilities	—	11,725
Due to stockholder	92,717	92,717
Total current liabilities	375,201	252,183

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 27,932,178 shares and 27,832,178 shares at December 31, 2008 and 2007, respectively	2,793	2,783
Additional paid-in capital	3,171,877	2,600,839
Deficit accumulated during the development stage	(3,498,218)	(2,226,696)
Total stockholders’ equity (deficiency)	(323,548)	376,926
Total liabilities and stockholders’ equity (deficiency)	$51,653	$629,109

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative)

	Years Ended December 31,

	2008	2007
Revenues	$—	$—	$—

Costs and expenses:

General and administrative costs, including $357,987, $890,444 and $1,345,831 of stock-based compensation during the years ended December 31, 2008 and 2007, and the period from August 9, 2005 (inception) to December 31, 2008 (cumulative), respectively	664,202	1,203,722	2,116,123

Depreciation	615	592	1,782

Research and development costs, including $213,061, $50,836 and $263,897 of stock-based compensation during the years ended December 31, 2008 and 2007, and the period from August 9, 2005 (inception) to December 31, 2008 (cumulative), respectively	608,733	454,723	1,280,788

Reverse merger costs	—	—	50,000

Total costs and expenses	1,273,550	1,659,037	3,448,693
	(1,273,550)	(1,659,037)	(3,448,693)
Interest income	3,261	10,549	25,712
Interest expense	(1,233)	—	(1,237)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(1,271,522)	$(1,648,488)	$(3,498,218)
Net loss per common share – Basic and diluted	$(0.05)	$(0.06)
Weighted average common shares outstanding - Basic and diluted	27,924,528	26,707,525

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to December 31, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	531,220	—	531,320
Stock-based compensation	250,000	25	890,669	—	890,694
Stock-based research and development costs	—	—	50,836	—	50,836
Net loss	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	2,600,839	(2,226,696)	376,926
Stock-based compensation	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	213,051	—	213,061
Net loss	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	$2,793	$3,171,877	$(3,498,218)	$(323,548)

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative)
	2008	2007
Cash flows from operating activities:
Net loss	$(1,271,522)	$(1,648,488)	$(3,498,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	615	592	1,782
Stock-based compensation	357,987	890,444	1,345,831
Stock-based research and development	213,061	50,836	263,897
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	75,680	(38,180)	(12,500)
Prepaid expenses and other current assets	3,473	(11,752)	(28,644)
Increase (decrease) in -
Accounts payable and accrued expenses	34,742	41,955	108,483
Liquidated damages payable under registration rights Agreement	—	—	74,000
Research and development contract liabilities	(11,725)	11,725	—
Net cash used in operating activities	(597,689)	(702,868)	(1,745,369)

Cash flows from investing activities:
Purchase of office equipment	—	(272)	(1,909)
Net cash used in investing activities	—	(272)	(1,909)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	250	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from note payable to consultant	100,000	—	100,000
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock	—	650,000	1,833,889
Payment of private placement offering costs	—	(118,680)	(333,197)
Advances from stockholder	—	—	92,717
Net cash provided by financing activities	100,000	531,570	1,757,659

Net increase (decrease) in cash	(497,689)	(171,570)	10,381
Cash at beginning of period	508,070	679,640	—
Cash at end of period	$10,381	$508,070	$10,381

Supplemental disclosures of cash flow information:
Cash paid for -Interest	$—	$—	$—
Income taxes	$—	$—	$—

 See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007, and
Period from August 9, 2005 (Inception) to December 31, 2008 (Cumulative)

1. Organization and Business Operations

Organization

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”), completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly-owned subsidiary of SRKP. On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (“Holdings”).  Unless the context indicates otherwise, Lixte and Holdings are hereinafter referred to as the “Company”.

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

The Company is considered a “development stage company” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations. The Company has selected December 31 as its fiscal year end.

The Company’s common stock was listed for trading on the OTC Bulletin Board commencing September 24, 2007.

Operating Plans

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date.  Furthermore, the Company has experienced recurring losses and has a stockholders’ deficiency at December 31, 2008.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2008, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2008 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

The Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company recently initiated a private placement, which generated net proceeds from two closings in February and March 2009 aggregating approximately $382,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009, as described at Note 10. The Company is continuing its efforts in 2009 to raise approximately $500,000 of additional funds under the private placement.  There can be no assurances that the Company will have further success in this regard. The amount and timing of future cash requirements will depend on the market’s evaluation of the Company’s technology and products, if any, and the resources that it devotes to developing and supporting its activities. The Company will need to fund these cash requirements from a combination of additional debt or equity financings, or the sale, licensing or joint venturing of its intellectual properties.

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

Amounts due, pursuant to contractual commitments, on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company accounts for its research and development contracts in accordance with EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal fees, are expensed as incurred. Patent costs were $164,782 and $94,232 for the years ended December 31, 2008 and 2007, respectively, and $325,691 for the period from August 9, 2005 (inception) to December 31, 2008 (cumulative). Patent costs are included in research and development costs in the Company's consolidated statement of operations.

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

For federal income tax purposes, substantially all expenses, except for interest, taxes and research and development, are deemed start-up and organization costs and must be deferred until the Company commences business operations, at which time they may be written off over a 180-month period. The Company has elected to deduct research and development costs on a current basis.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At December 31, 2008 and 2007, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share as their effect would have been anti-dilutive.

	December 31,
	2008	2007

Warrants	546,626	546,626
Stock options	2,540,000	2,090,000
Total	3,086,626	2,636,626

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

Reclassification

During the year ended December 31, 2007, laboratory supplies of $30,894 were reclassified from general and administrative costs to research and development costs. Such reclassification did not have any effect on results of operations.

Adoption of New Accounting Policies in 2008

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, “Share-Based Payment”, and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company adopted SFAS No. 157 on January 1, 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company became subject to the provisions of FSP FAS No. 157-3 on October 10, 2008.

The adoption and/or implementation of the aforementioned accounting pronouncements did not have any effect on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) on January 1, 2009 will affect how the Company accounts for a business combination concluded after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not currently anticipate that the adoption of SFAS No. 160 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not currently anticipate that the adoption of SFAS No. 161 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently anticipate that the adoption of EITF 07-05 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet adopted, accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and/or the Securities and Exchange Commission will have a material impact on the Company's consolidated financial statement presentation or disclosures in future periods.

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

In conjunction with the private placement of common stock, the Company issued a total of 426,626 five-year warrants to WestPark Capital, Inc. exercisable at the per share price of the common stock sold in the private placement ($0.333 per share). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts.  The warrants had no accounting impact on the Company’s consolidated financial statements.

The fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $132,254 ($0.31 per warrant) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%.

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

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability at December 31, 2008 and 2007. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At December 31, 2008, the registration penalty to the investors had not been paid.

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

In conjunction with the second private placement of common stock, the Company issued a total of 120,000 five-year warrants to WestPark Capital, Inc. exercisable at the per share price of the common stock sold in the private placement ($0.65 per share). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts.  The warrants had no accounting impact on the Company’s consolidated financial statements.

The fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $115,200 ($0.96 per warrant) using the following Black-Scholes input variables: stock price on date of grant - $1.10; exercise price - $0.65; expected life - 5 years; expected volatility - 118.6%; expected dividend yield - 0%; risk-free interest rate - 4%.

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

4. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At December 31, 2008 and 2007, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the years ended December 31, 2008 and 2007, and for the period from August 9, 2005 (inception) through December 31, 2008 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

 Dr. Kovach is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

5. Note Payable to Consultant

On October 3, 2008, the Company borrowed $100,000 from Gil Schwartzberg, a consultant to the Company (see Note 7), pursuant to an unsecured demand promissory note with interest at 5% per annum, to fund the Company’s short-term working capital requirements. The note was repaid in full, including accrued interest, on February 7, 2009.

6. Common Stock and Preferred Stock

The Company’s Certificate of Incorporation provides for authorized capital of 110,000,000 shares, of which 100,000,000 shares consist of common stock with a par value of $0.0001 per share and 10,000,000 shares consist of preferred stock with a par value of $0.0001 per share.

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 was charged to operations ratably from July 1, 2006 through June 30, 2008. During the years ended December 31, 2008 and 2007, the Company recorded a charge to operations of $10,332 and $20,668, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations ratably from July 1, 2006 through June 30, 2008. During the years ended December 31, 2008 and 2007, the Company recorded a charge (credit) to operations of $(3,336) and $23,212, respectively, with respect to these options.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the years ended December 31, 2008 and 2007, the Company recorded a charge to operations of $102,085 and $30,655, respectively, with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg, pursuant to which the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2008. On September 12, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $325,000 ($0.65 per share).  During the years ended December 31, 2008 and 2007, the Company recorded a charge to operations of $236,338 and $553,662, respectively, with respect to these options (see Note 5).

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On September 12, 2008 and December 31, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $195,000 ($0.65 per share) and $171,000 ($0.57 per share), respectively, which resulted in a charge to operations of $62,342 and $19,836 during the years ended December 31, 2008 and 2007, respectively.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On September 12, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.65; exercise price - $0.333 to $1.00; expected life - 4 years; expected volatility - 275.7%; expected dividend yield - 0%; risk-free interest rate - 2.48%. On December 31, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.57; exercise price - $0.333; expected life - 4.72 years; expected volatility - 335%; expected dividend yield - 0%; risk-free interest rate – 1.9%. As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading date to generate revised volatility factors at September 12, 2008 and December 31, 2008.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen is being paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the year ended December 31, 2008, the Company recorded a charge to operations of $12,568 with respect to these options.

On October 7, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables:  stock price - $0.50; exercise price - $0.50; expected life - 5 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%.

In August 2008, a member of the Scientific Advisory Committee resigned from his position and waived his right to his vested stock option to purchase 50,000 shares of common stock.

Additional information with respect to common stock warrants and stock options issued is provided at Notes 3, 9 and 10.  Warrants to purchase common stock that were issued in conjunction with the Company’s private placements in 2006, 2007 and 2009 are included in the tables presented below

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity for the years ended December 31, 2007 and 2008 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2006	916,626	$0.333	4.51
Granted	1,720,000	0.743	4.35
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at December 31, 2007	2,636,626	0.600	4.32
Granted	500,000	0.927	4.71
Exercised	—	—	—
Cancelled	(50,000)	0.333	2.75
Options and warrants outstanding at December 31, 2008	3,086,626	$0.658	3.55

Options and warrants exercisable at December 31, 2008	2,286,626	$0.641	3.06

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2008 was $276,490, based on a fair market value of $0.57 per share on December 31, 2008.

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $351,000 at December 31, 2008, which will be recognized subsequent to December 31, 2008 over a weighted-average period of 18.3 months.

Information regarding stock options and warrants outstanding and exercisable at December 31, 2008 is summarized below.

	Warrants and	Warrants and
	Options Outstanding	Options Exercisable
Exercise Prices	(Shares)	(Shares)
$0.333	1,566,626	1,166,626
$0.500	200,000	—
$0.650	120,000	120,000
$1.000	1,000,000	1,000,000
$1.650	200,000	—
	3,086,626	2,286,626

Outstanding options and warrants to acquire 800,000 shares of the Company’s common stock had not vested at December 31, 2008.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2008 and 2007 are summarized below.

	December 31,
	2008	2007
Start-up and organization costs	$411,000	$310,000
Contingent liability	31,000	31,000
Net operating loss carryforwards	333,000	170,000
Total deferred tax assets	775,000	511,000
Valuation allowance	(775,000)	(511,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2008 and 2007, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2008 and 2007 due to the losses incurred during such periods. A reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2008 and 2007 is summarized below.

	Years Ended December 31,
	2008	2007

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible stock-based compensation	15.3%	19.4)%
Adjustment to deferred tax asset	1.7%	—%
Change in valuation allowance	17.0%	14.6%
Effective tax rate	0.0%	0.0%

At December 31, 2008, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $801,000 which, if not utilized earlier, expire in 2027.

9. Commitments and Contingencies

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA was for a term of 42 months from the effective date and could be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. However, for the period from October 1, 2008 through September 30, 2009, the Company has agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively.

On January 5, 2007, the Company entered into a Services Agreement with The Free State of Bavaria (Germany) represented by the University of Regensburg (the “University”) pursuant to which the Company retained the University to provide to it certain samples of primary cancer tissue and related biological fluids to be obtained from patients afflicted with specified types of cancer. The University also agreed to provide certain information relating to such patients. The Company agreed to pay the University 72,000 Euros in two equal installments. The first installment of 36,000 Euros ($48,902) was paid on March 7, 2007. On January 12, 2008, the Company terminated the Services Agreement in accordance with its terms, as a result of which payment of the second installment of 36,000 Euros was cancelled. The University agreed to deliver 50% of the aforementioned samples under the terminated Services Agreement.

On February 5, 2007, the Company entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables:  stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the year ended December 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance.  The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.  On February 5, 2009, provided that the Chem-Master Agreement has not been terminated prior to such date, the Company has agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option is being reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. On September 30, 2008 and December 31, 2008, the fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $50,000 ($0.50 per share) and $57,000 ($0.57 per share), respectively, which resulted in a charge to operations of $40,857 during the year ended December 31, 2008.  The Company granted the second five-year option on February 5, 2009.

On September 30, 2008, the fair value of the aforementioned stock option was initially calculated using the following Black-Scholes input variables:  stock price - $0.50; exercise price - $0.333; expected life – 5.35 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%. On December 31, 2008, the fair value of the aforementioned stock option was calculated (for the stock option revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.57; exercise price - $0.333; expected life – 5.1 years; expected volatility - 335%; expected dividend yield - 0%; risk-free interest rate – 1.9%.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On December 31, 2008, the fair value of the aforementioned stock options was determined to be $114,000 ($0.57 per share) calculated using the following Black-Scholes input variables:  stock price - $0.57; exercise price - $1.65; expected life - 4.09 years; expected volatility - 335%; expected dividend yield - 0%; risk-free interest rate - 1.90%, which resulted in a charge to operations of $34,862 during the year ended December 31, 2008.

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $45,750 and $30,150 during the years ended December 31, 2008 and 2007, respectively.

On September 12, 2007, the Company entered into two consulting agreements for financial and scientific services. Compensation related to these agreements was primarily in the form of stock options (see Note 7).

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

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008.

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins.  The Company agreed to pay a fee not to exceed $50,000 over a four-month period for such services, of which an advance of $12,500 was paid during 2008.

10. Subsequent Events

On February 10, 2009, the Company sold an aggregate of 658,000 common stock units to accredited investors in a first closing of a third private placement at a per unit price of $0.50, resulting in aggregate gross proceeds to the Company of $329,000.

Each unit consists of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock on a cashless exercise basis at an exercise price of $0.50 per common share. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the third private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the third private placement exercisable at $0.50 per share and 10% of the number of shares issuable upon exercise of warrants issued in the third private placement exercisable at $0.50 per share; and (b) an additional 2% of the number of shares sold in the third private placement also exercisable at $0.50 per share and 2% of the number of shares issuable upon exercise of the warrants issued in the third private placement exercisable at $0.50 per share. Net cash proceeds to the Company were $269,790.

In conjunction with the first closing of the third private placement of common stock units, the Company issued a total of 157,920 five-year warrants to WestPark Capital, Inc. exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants will be accounted for as equity and will not be accounted for separately from the common stock and additional paid-in capital accounts.  The warrants will not have any accounting impact on the Company’s consolidated financial statements.

On February 7, 2009, the Company repaid a $100,000 unsecured demand promissory note, including interest at the rate of 5% per annum, to Gil Schwartzberg, a consultant to the Company.

On March 2, 2009, the Company sold an aggregate of 262,000 common stock units to accredited investors in a second closing of the third private placement at a per unit price of $0.50, resulting in aggregate gross proceeds to the Company of $131,000. Net cash proceeds to the Company were $112,460.

In conjunction with the second closing of the third private placement of common stock units, the Company issued a total of 31,440 five-year warrants to WestPark Capital, Inc. exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants will be accounted for as equity and will not be accounted for separately from the common stock and additional paid-in capital accounts.  The warrants will not have any accounting impact on the Company’s consolidated financial statements.

At the request of the holders, the Company has agreed to include any shares sold in the third private placement and any shares issuable upon exercise of the related warrants to be included in any registration statement filed with the Securities and Exchange Commission permitting the resale of such shares, subject to customary cutbacks, at the Company’s sole cost and expense.