Form 10-Q
period 2009-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2009-05-13
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2009, the Company had 29,352,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months Ended March 31, 2009 and 2008, and Period from August 9, 2005 (Inception) to March 31 2009 (Cumulative)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) – August 9, 2005 (Inception) to March 31, 2009	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Three Months Ended March 31, 2009 and 2008, and Period from August 9, 2005 (Inception) to March 31, 2009 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements (Unaudited) -
Three Months Ended September 30, 2009 and 2008, and Period from August 9, 2005 (Inception) to March 31, 2009 (Cumulative)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II - OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

SIGNATURES	36

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
 (a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,809	$10,381
Advances on research and development contract services	6,250	12,500
Prepaid expenses and other current assets	22,064	28,644
Total current assets	115,123	51,525
Office equipment, net of accumulated depreciation of $1,909 and $1,782 at March 31, 2009 and December 31, 2008, respectively	—	128
Total assets	$115,123	$51,653

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$91,897	$108,484
Note payable to consultant	—	100,000
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	258,614	375,201

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 28,852,178 shares and 27,932,178 shares at March 31, 2009 and December 31, 2008, respectively	2,885	2,793
Additional paid-in capital	3,631,411	3,171,877
Deficit accumulated during the development stage	(3,777,787)	(3,498,218)
Total stockholders’ deficiency	(143,491)	(323,548)
Total liabilities and stockholders’ deficiency	$115,123	$51,653

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period from August 9, 2005 (Inception) to March 31, 2009 (Cumulative)

	Three Months Ended March 31,

	2009	2008
Revenues	$—	$—	$—

Costs and expenses:

General and administrative costs, including $37,514, $165,149 and $1,345,831 of stock-based compensation during the three months ended March 31, 2009 and 2008, and the period from August 9, 2005 (inception) to March 31, 2009 (cumulative), respectively	153,119	268,817	2,269,242

Depreciation	127	159	1,909

Research and development costs, including $39,862, $108,933 and $263,897 of stock-based compensation during the three months ended March 31, 2009 and 2008, and the period from August 9, 2005 (inception) to March 31, 2009 (cumulative), respectively	125,878	236,451	1,406,666

Reverse merger costs	—	—	50,000

Total costs and expenses	279,124	505,427	3,727,817
Loss before other income (expense)	(279,124)	(505,427)	(3,727,817)
Interest income	7	2,105	25,719
Interest expense	(452)	—	(1,689)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(279,569)	$(503,322)	$(3,777,787)
Net loss per common share – Basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding - Basic and diluted	28,374,845	27,901,409

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2009

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	531,220	—	531,320
Stock-based compensation	250,000	25	890,669	—	890,694
Stock-based research and development costs	—	—	50,836	—	50,836
Net loss	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	2,600,839	(2,226,696)	376,926
Stock-based compensation	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	213,051	—	213,061
Net loss	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	3,171,877	(3,498,218)	(323,548)
Shares issued in private placement, net of offering costs of $77,750	920,000	92	382,158	—	382,250
Stock-based compensation	—	—	37,514	—	37,514
Stock-based research and development costs	—	—	39,862	—	39,862
Net loss for the three months ended March 31, 2009	—	—	—	(279,569)	(279,569)
Balance, March 31, 2009 (Unaudited)	28,852,178	$2,885	$3,631,411	$(3,777,787)	$(143,491)

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2009 (Cumulative)
	2009	2008
Cash flows from operating activities:
Net loss	$(279,569)	$(503,322)	$(3,777,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127	159	1,909
Stock-based compensation	37,514	165,149	1,383,345
Stock-based research and development	39,862	108,933	303,759
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	6,250	45,038	(6,250)
Prepaid expenses and other current assets	6,580	20,575	(22,064)
Increase (decrease) in -
Accounts payable and accrued expenses	(16,586)	(8,101)	91,897
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	—	(7,335)	—
Net cash used in operating activities	(205,822)	(178,904)	(1,951,191)

Cash flows from investing activities:
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	—	—	(1,909)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from note payable to consultant	—	—	100,000
Repayment of note payable to consultant	(100,000)	—	(100,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock	460,000	—	2,293,889
Payment of private placement offering costs	(77,750)	—	(410,947)
Advances from stockholder	—	—	92,717
Net cash provided by financing activities	282,250	—	2,039,909

Net increase (decrease) in cash	76,428	(178,904)	86,809
Cash at beginning of period	10,381	508,070	—
Cash at end of period	$86,809	$329,166	$86,809

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$834	$—	$834
Income taxes	$—	$—	$—

 See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2009 and 2008, and
Period from August 9, 2005 (Inception) to March 31, 2009 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at March 31, 2009, for the three months ended March 31, 2009 and 2008, and for the period from August 9, 2005 (inception) to March 31, 2009 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and for the period from August 9, 2005 (inception) to March 31, 2009 (cumulative), and its cash flows for the three months ended March 31, 2009 and 2008, and for the period from August 9, 2005 (inception) to March 31, 2009 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with Securities and Exchange Commission.

2. Organization and Business Operations

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

Operating Plans

The Company is concentrating on developing new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as the major types of leukemias. Activity of lead compounds of both types of drugs was recently demonstrated against human pancreatic cancer cells in a mouse model. Because there is a great need for any kind of effective treatment for pancreatic cancer, this cancer will be studied concomitantly with the primary target of the Company’s research program focused on brain cancers.

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

During the three months ended March 31, 2009, the Company filed eight patent applications.  The U.S. Patent Office Examiner began review of the initial patent submitted jointly by the Company and the NINDS.  The chemical formula of one of the Company’s lead compounds, LB-100, was disclosed in that patent, and was found to be novel.  The Company considers this finding a milestone in the development of the Company’s intellectual property.  The specific claims for the structures and methods of synthesis of all compounds in the LB series were filed on the same day in a separate patent application and are the sole property of the Company.  The review of this patent will be the determinant of the validity of the novelty of the LB-100 compounds, and the outcome thereof will therefore have a material impact on the future business prospects of the Company.

The results of studies characterizing the novel and potent anti-cancer activity and mechanism of action of LB-102 alone and in combination with standard chemotherapy drugs have been submitted for publication in a leading scientific journal.  In addition, an abstract of the characterization of the neuroprotective effects of two lead compounds in standard assays of injury to normal embryonic mouse neurons will be submitted in May 2009 for presentation at one of the larger neurological society meetings in the United States.

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

Management’s primary focus in 2009 is securing a strategic partnership with a pharmaceutical company with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures.  The significant diversity of the potential therapeutic value of the Company’s compounds stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi and appear to ameliorate pathologic processes that lead to brain injury, caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gherig’s Disease).  Studies of the potential neuroprotective effects of homologs of each class of the Company’s compounds are continuing under a contract with Southern Research Institute, Birmingham, Alabama.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date.  Furthermore, the Company has experienced recurring losses and has a stockholders’ deficiency at March 31, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 2009, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

As previously disclosed, the Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company recently completed a private placement of its securities, which generated net proceeds from three closings in February, March and April 2009 aggregating approximately $597,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009, as described at Note 6.

Since the Company did not reach its target of $750,000 in its recent private placement, the Company has modified its 2009 budget to reflect the available operating funds.  The Company believes that its current resources are adequate to fund operations through 2009 at a level that will allow the continuation of the Company’s two drug development programs currently in process, but will not allow expansion of its research activities.  Depending on the results of the Company’s efforts to enter into a strategic partnership with a large- or medium-sized pharmaceutical company that would provide adequate financial resources for the Company to continue its research and development activities, the Company may consider a further private placement in the latter part of 2009.  The Company is in various preliminary discussions with regard to a potential strategic partnership.  In view of the Company’s limited cash resources, the failure to accomplish such a strategic partnership or to raise additional capital by the end of 2009 would seriously compromise the Company’s ability to continue to conduct operations in 2010.

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

3. Summary of Significant Accounting Policies

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal fees, are expensed as incurred. Patent costs were $20,766 and $40,000 for the three months ended March 31, 2009 and 2008, respectively, and $346,456 for the period from August 9, 2005 (inception) to March 31, 2009 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statement of operations.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of March 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At March 31, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share as their effect would have been anti-dilutive.

	March 31,
	2009	2008

Warrants	1,687,426	546,626
Stock options	2,540,000	2,290,000
Total	4,227,426	2,836,626

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted SFAS No. 157 on January 1, 2008.  However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157. FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP No. 157-3 became effective immediately, and includes prior period financial statements that have not yet been issued.  In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination in 2009 and beyond.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted SFAS No. 160 on January 1, 2009.  The adoption of SFAS No. 160 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008. The adoption of SFAS No. 162 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 07-05 on January 1, 2009.  The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

4. Share Exchange Agreement and Private Placement

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

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability at December 31, 2008 and 2007. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At March 31, 2009 the registration penalty to the investors had not been paid.

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

In conjunction with the first and second closings of the third private placement of common stock units during the three months ended March 31, 2009, the Company issued to investors a total of 920,000 shares of common stock and 920,000 warrants to acquire common stock. Additionally, the Company issued a total of 220,800 five-year warrants to WestPark Capital, Inc., which are exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). Included in the 220,800 warrants issued to WestPark Capital, Inc. are 110,400 warrants which only exercisable with respect to common shares that are acquired by investors upon their exercise of the warrants acquired as part of the units sold in the third private placement. The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts.  The warrants had no accounting impact on the Company’s consolidated financial statements.

At the request of the holders, the Company has agreed to include any shares sold in the third private placement and any shares issuable upon exercise of the related warrants to be included in any registration statement filed with the Securities and Exchange Commission permitting the resale of such shares, subject to customary cutbacks, at the Company’s sole cost and expense.

5. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At March 31, 2009 and 2008, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the three months ended March 31, 2009 and 2008, and for the period from August 9, 2005 (inception) through March 31, 2009 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

 Dr. Kovach is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

6. Note Payable to Consultant

On October 3, 2008, the Company borrowed $100,000 from Gil Schwartzberg, a consultant to the Company (see Note 8), pursuant to an unsecured demand promissory note with interest at 5% per annum, to fund the Company’s short-term working capital requirements. The note, including accrued interest of $834, was repaid on February 7, 2009. An additional interest payment of $851 was made on April 27, 2009.

7. Common Stock and Preferred Stock

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

8. Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 was charged to operations ratably from July 1, 2006 through June 30, 2008. During the three month ended March 31, 2008, the Company recorded a charge to operations of $5,167 with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations ratably from July 1, 2006 through June 30, 2008. During the three months ended March 31, 2008, the Company recorded a charge to operations of $14,594 with respect to these options.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months ended March 31, 2009 and 2008, the Company recorded a charge to operations of $25,151 and $25,361, respectively, with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg, pursuant to which the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2008. On March 31, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $380,000 ($0.76 per share).  During the three months ended March 31, 2008, the Company recorded a charge to operations of $120,027 with respect to these options (see Note 6).

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On March 31, 2009 and 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $165,000 ($0.55 per share) and $255,000 ($0.85 per share), respectively, which resulted in a charge to operations of $12,959 and $26,844 during the three months ended March 31, 2009 and 2008, respectively.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On March 31, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.95; exercise price - $0.333 to $1.00; expected life – 4.45 years; expected volatility – 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%. On March 31, 2009, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.55; exercise price - $0.333; expected life - 4.48 years; expected volatility – 414.1%; expected dividend yield - 0%; risk-free interest rate – 1.89%. As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors at March 31, 2009 and 2008.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen is being paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the three months ended March 31, 2008, the Company recorded a charge to operations of $12,363 with respect to these options.

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

Additional information with respect to common stock warrants and stock options issued is provided at Notes 4, 9 and 10.  Warrants to purchase common stock that were issued in conjunction with the Company’s private placements in 2006, 2007, 2008 and 2009 are included in the tables presented below.

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity for the years ended December 31, 2007 and 2008, and the three months ended March 31, 2009 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2006	916,626	$0.333	4.51
Granted	1,720,000	0.743	4.35
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at December 31, 2007	2,636,626	0.600	4.32
Granted	500,000	0.927	4.71
Exercised	—	—	—
Cancelled	(50,000)	0.333	2.75
Options and warrants outstanding at December 31, 2008	3,086,626	$0.658	3.55
Granted	1,140,800	0.500	4.88
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at March 31, 2009	4,227,426	$0.615	3.73

Options and warrants exercisable at December 31, 2008	2,286,626	$0.641	3.06
Options and warrants exercisable at March 31, 2009	3,442,026	$0.589	3.51

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at March 31, 2009 was $327,628, based on a fair market value of $0.55 per share on March 31, 2009. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2008 was $276,490, based on a fair market value of $0.57 per share on December 31, 2008.

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $269,000 at March 31, 2009, which will be recognized subsequent to March 31, 2009 over a weighted-average period of 16.7 months. Total deferred compensation expense for the outstanding value of unvested stock options was approximately $351,000 at December 31, 2008, which will be recognized subsequent to December 31, 2008 over a weighted-average period of 18.3 months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at March 31, 2009 and December 31, 2008:

March 31, 2009:
	Warrants and	Warrants and
	Options Outstanding	Options Exercisable
Exercise Prices	(Shares)	(Shares)
$0.333	1,566,626	1,266,626
$0.500	1,340,800	1,055,400
$0.650	120,000	120,000
$1.000	1,000,000	1,000,000
$1.650	200,000	—
	4,227,426	3,442,026

December 31, 2008:
	Warrants and	Warrants and
	Options Outstanding	Options Exercisable
Exercise Prices	(Shares)	(Shares)
$0.333	1,566,626	1,166,626
$0.500	200,000	—
$0.650	120,000	120,000
$1.000	1,000,000	1,000,000
$1.650	200,000	—
	3,086,626	2,286,626

Outstanding options and warrants to acquire 675,000 shares and 800,000 shares of the Company’s common stock had not vested at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, warrants and options exercisable do not include warrants to acquire 110,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

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

On February 5, 2007, the Company entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the year ended December 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option has been reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. On February 5, 2009, the fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.60 per share), which resulted in a charge to operations of $19,143 during the three months ended March 31, 2009. The Company granted the second five-year option on February 5, 2009.

On September 30, 2008, the fair value of the aforementioned stock option was initially calculated using the following Black-Scholes input variables: stock price - $0.50; exercise price - $0.333; expected life – 5.35 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%. On February 5, 2009, the fair value of the aforementioned stock option was calculated (for the stock option revalued pursuant to EITF 98-16) using the following Black-Scholes input variables: stock price - $0.60; exercise price - $0.333; expected life – 5 years; expected volatility – 414.1%; expected dividend yield - 0%; risk-free interest rate – 1.89%.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On March 31, 2009, the fair value of the aforementioned stock options was determined to be $110,000 ($0.55 per share) calculated using the following Black-Scholes input variables: stock price - $0.55; exercise price - $1.65; expected life - 3.84 years; expected volatility – 414.1%; expected dividend yield - 0%; risk-free interest rate - 1.99%, which resulted in a charge to operations of $7,760 during the three months ended March 31, 2009. On March 31, 2008, the fair value of the aforementioned stock options was determined to be $126,000 ($0.63 per share) calculated using the following Black-Scholes input variables: stock price - $0.95; exercise price - $1.65; expected life - 4.84 years; expected volatility – 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%, which resulted in a charge to operations of $7,089 during the three months ended March 31, 2008.

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $9,000 and $8,750 during the three months ended March 31, 2009 and 2008, respectively.

On September 12, 2007, the Company entered into two consulting agreements for financial and scientific services. Compensation related to these agreements was primarily in the form of stock options (see Note 8).

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

10. Subsequent Events

On April 6, 2009, the Company sold an aggregate of 500,000 common stock units to accredited investors in a third closing of the third private placement at a per unit price of $0.50, resulting in aggregate gross proceeds to the Company of $250,000. Net cash proceeds to the Company were $214,800.

In conjunction with the third closing of the third private placement of common stock units, the Company issued a total of 120,000 five-year warrants to WestPark Capital, Inc. exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants will be accounted for as equity and will not be accounted for separately from the common stock and additional paid-in capital accounts. The warrants will not have any accounting impact on the Company’s consolidated financial statements.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and has a stockholders’ deficiency at March 31, 2009. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 2009, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

As previously disclosed, the Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company recently completed a private placement of its securities, which generated net proceeds from three closings in February, March and April 2009 aggregating approximately $597,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009.

Since the Company did not reach its target of $750,000 in its recent private placement, the Company has modified its 2009 budget to reflect the available operating funds. The Company believes that its current resources are adequate to fund operations through 2009 at a level that will allow the continuation of the Company’s two drug development programs currently in process, but will not allow expansion of its research activities. Depending on the results of the Company’s efforts to enter into a strategic partnership with a large- or medium-sized pharmaceutical company that would provide adequate financial resources for the Company to continue its research and development activities, the Company may consider a further private placement in the latter part of 2009. The Company is in various preliminary discussions with regard to a potential strategic partnership. In view of the Company’s limited cash resources, the failure to accomplish such a strategic partnership or to raise additional capital by the end of 2009 would seriously compromise the Company’s ability to continue to conduct operations in 2010.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted SFAS No. 157 on January 1, 2008. However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157. In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination in 2009 and beyond.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008. The adoption of SFAS No. 162 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 07-05 on January 1, 2009. The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Plan of Operation

General Overview of Plans

The Company is concentrating on developing new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as the major types of leukemias. Activity of lead compounds of both types of drugs was recently demonstrated against human pancreatic cancer cells in a mouse model. Because there is a great need for any kind of effective treatment for pancreatic cancer, this cancer will be studied concomitantly with the primary target of the Company’s research program focused on brain cancers.

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

During the three months ended March 31, 2009, the Company filed eight patent applications. The U.S. Patent Office Examiner began review of the initial patent submitted jointly by the Company and the NINDS. The chemical formula of one of the Company’s lead compounds, LB-100, was disclosed in that patent, and was found to be novel. The Company considers this finding a milestone in the development of the Company’s intellectual property. The specific claims for the structures and methods of synthesis of all compounds in the LB series were filed on the same day in a separate patent application and are the sole property of the Company. The review of this patent will be the determinant of the validity of the novelty of the LB-100 compounds, and the outcome thereof will therefore have a material impact on the future business prospects of the Company.

The results of studies characterizing the novel and potent anti-cancer activity and mechanism of action of LB-102 alone and in combination with standard chemotherapy drugs have been submitted for publication in a leading scientific journal. In addition, an abstract of the characterization of the neuroprotective effects of two lead compounds in standard assays of injury to normal embryonic mouse neurons will be submitted in May 2009 for presentation at one of the larger neurological society meetings in the United States.

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

Management’s primary focus in 2009 is securing a strategic partnership with a pharmaceutical company with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures. The significant diversity of the potential therapeutic value of the Company’s compounds stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi and appear to ameliorate pathologic processes that lead to brain injury, caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gherig’s Disease). Studies of the potential neuroprotective effects of homologs of each class of the Company’s compounds are continuing under a contract with Southern Research Institute, Birmingham, Alabama.

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

The second goal is further characterization of the fungal activity of certain homologs of drugs of the LB-200 series. These studies will be done in collaboration with academic partners. Recently, the Company confirmed that its lead compound of the LB-200 series has potential to cure two types of fungi in a guinea pig model that are representative of the most common skin infections of humans and domestic animals. Cure was achieved by topical application of the drug on a daily basis for 14 days, with no evidence of toxicity.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at March 31, 2009.

Three Months Ended March 31, 2009 and 2008

General and Administrative Expenses. For the three months ended March 31, 2009, general and administrative expenses were $153,119, which consisted of stock-based compensation of $37,514, consulting and professional fees of $97,145, insurance expense of $5,955, travel and entertainment costs of $1,401, and other operating costs of $11,104.

For the three months ended March 31, 2008, general and administrative expenses were $268,817, which consisted of stock-based compensation of $165,149, consulting and professional fees of $71,725, insurance expense of $5,955, travel and entertainment costs of $19,112, and other operating costs of $6,876.

Depreciation. For the three months ended March 31, 2009 and 2008, depreciation expense was $127 and $159, respectively.

Research and Development Costs. For the three months ended March 31, 2009, research and development costs were $125,878, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $39,862, patent costs of $20,766, laboratory supplies of $9,000, and other costs of $56,250.

For the three months ended March 31, 2008, research and development costs were $236,451, which consisted of the fair value of restricted common stock issued to a vendor of $75,000, the vested portion of the fair value of stock options issued to a consultant and a vendor of $33,933, patent costs of $40,000, laboratory supplies of $8,750, and other costs of $78,768.

Interest Income. For the three months ended March 31, 2009, interest income was $7, as compared to interest income of $2,105 for the three months ended March 31, 2008.

Interest Expense. For the three months ended March 31, 2009, interest expense relating to a short-term note payable to a consultant, which was repaid on February 7, 2009, was $452. The Company had no interest expense for the three months ended March 31, 2008.

Net Loss. For the three months ended March 31, 2009, the Company incurred a net loss of $279,569, as compared to a net loss of $503,322 for the three months ended March 31, 2008.

Liquidity and Capital Resources - March 31, 2009

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and has a stockholders’ deficiency at March 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties (see “Going Concern” above”).

Operating Activities. For the three months ended March 31, 2009, operating activities utilized cash of $205,822, as compared to utilizing cash of $178,904 for the three months ended March 31, 2008.

The Company had a working capital deficiency of $143,491 at March 31, 2009. At December 31, 2008, the Company had a working capital deficiency of $323,676. The reduction in the working capital deficiency was due primarily as a result of the sale of the Company’s common stock pursuant to a first and second closing of a third private placement in February and March 2009 that generated net proceeds of $382,250.

Investing Activities. There were no investing activities during the three months ended March 31, 2009 and 2008.

Financing Activities. For the three months ended March 31, 2009, financing activities provided net cash of $282,250, consisting of the gross proceeds from the sale of common stock of $460,000, reduced by the payment of private placement offering costs of $77,750, and the repayment of a note payable to a consultant in the amount of $100,000. There were no financing activities during the three months ended March 31, 2008.

Subsequent to March 31, 2009, the Company sold an aggregate of 500,000 common stock units on April 6, 2009 to accredited investors in a third closing of the third private placement at a per unit price of $0.50, resulting in aggregate gross proceeds to the Company of $250,000. Net cash proceeds to the Company were $214,800.

Principal Commitments

At March 31, 2009, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at March 31, 2009 consisted of the liquidated damages payable under the registration rights agreement of $74,000, and the contractual obligations as summarized below.

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

On February 5, 2007, Lixte entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which Lixte engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to Lixte’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, Lixte agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. Lixte has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The Company granted the second five-year option on February 5, 2009.

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

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $9,000 and $8,750 during the three month ended March 31, 2009 and 2008, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 12, 2009	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.