Form 10-Q
period 2009-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2009-08-12
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the Company had 29,352,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months and Six Months Ended June 30, 2009 and 2008, and Period from August 9, 2005 (Inception) to June 30, 2009 (Cumulative)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) – August 9, 2005 (Inception) to June 30, 2009	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Six Months Ended June 30, 2009 and 2008, and Period from August 9, 2005 (Inception) to June 30, 2009 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements (Unaudited) -
Three Months and Six Months Ended June 30, 2009 and 2008, and Period from August 9, 2005 (Inception) to June 30, 2009 (Cumulative)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

SIGNATURES	36

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
 (a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,707	$10,381
Advances on research and development contract services	8,500	12,500
Prepaid expenses and other current assets	15,483	28,644
Total current assets	189,690	51,525
Office equipment, net of accumulated depreciation of $1,909 and $1,782 at June 30, 2009 and December 31, 2008, respectively	—	128
Total assets	$189,690	$51,653

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$48,989	$108,484
Note payable to consultant	—	100,000
Research and development contract liabilities	50,000	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	265,706	375,201

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 29,352,178 shares and 27,932,178 shares at June 30, 2009 and December 31, 2008, respectively	2,935	2,793
Additional paid-in capital	3,941,794	3,171,877
Deficit accumulated during the development stage	(4,020,745)	(3,498,218)
Total stockholders’ deficiency	(76,016)	(323,548)
Total liabilities and stockholders’ deficiency	$189,690	$51,653

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2009
	2009	2008	2009	2008	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative, including $37,896 and $(100,355) of stock-based expense (income) during the three months ended June 30, 2009 and 2008, respectively, $75,410 and $64,794 of stock-based expense during the six months ended June 30, 2009 and 2008, respectively, and $1,421,241 of stock-based expense for the period from August 9, 2005 (inception) to June 30, 2009 (cumulative)	101,776	(50,947)	254,893	217,869	2,371,017
Depreciation	—	159	128	318	1,909
Research and development costs, including $57,737 and $(25,564) of stock-based expense (income) during the three months ended June 30, 2009 and 2008, respectively, $97,599 and $83,369 of stock-based expense during the six months ended June 30, 2009 and 2008, respectively, and $361,496 of stock based expense for the period from August 9, 2005 (inception) to June 30, 2009 (cumulative)	141,228	61,782	267,106	298,233	1,547,895
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	243,004	10,994	522,127	516,420	3,970,821
	(243,004)	(10,994)	(522,127)	(516,420)	(3,970,821)
Interest income	46	733	52	2,838	25,765
Interest expense	—	—	(452)	—	(1,689)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(242,958)	$(10,261)	$(522,527)	$(513,582)	$(4,020,745)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	29,319,211	27,932,178	28,849,637	27,916,793

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to June 30, 2009

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	531,220	—	531,320
Stock-based compensation	250,000	25	890,669	—	890,694
Stock-based research and development costs	—	—	50,836	—	50,836
Net loss	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	2,600,839	(2,226,696)	376,926
Stock-based compensation	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	213,051	—	213,061
Net loss	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	3,171,877	(3,498,218)	(323,548)
Shares issued in private placement, net of offering costs of $112,950	1,420,000	142	596,908	—	597,050
Stock-based compensation	—	—	75,410	—	75,410
Stock-based research and development costs	—	—	97,599	—	97,599
Net loss for the six months ended June 30, 2009	—	—	—	(522,527)	(522,527)
Balance, June 30, 2009 (Unaudited)	29,352,178	$2,935	$3,941,794	$(4,020,745)	$(76,016)

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2009
	2009	2008	(Cumulative)
Cash flows from operating activities:
Net loss	$(522,527)	$(513,582)	$(4,020,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128	318	1,909
Stock-based compensation	75,410	64,794	1,421,241
Stock-based research and development	97,599	83,369	361,496
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	4,000	69,430	(8,500)
Prepaid expenses and other current assets	13,161	26,809	(15,483)
Increase (decrease) in -
Accounts payable and accrued expenses	(59,495)	(25,548)	48,989
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	50,000	(11,725)	50,000
Net cash used in operating activities	(341,724)	(306,135)	(2,087,093)

Cash flows from investing activities:
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	—	—	(1,909)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from note payable to consultant	—	—	100,000
Repayment of note payable to consultant	(100,000)	—	(100,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock	710,000	—	2,543,889
Payment of private placement offering costs	(112,950)	—	(446,147)
Advances from stockholder	—	—	92,717
Net cash provided by financing activities	497,050	—	2,254,709

Net increase (decrease) in cash	155,326	(306,135)	165,707
Cash at beginning of period	10,381	508,070	—
Cash at end of period	$165,707	$201,935	$165,707

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$851	$—	$1,685
Income taxes	$—	$—	$—

 See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Six Months Ended June 30, 2009 and 2008, and
Period from August 9, 2005 (Inception) to June 30, 2009 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at June 30, 2009, for the three months and six months ended June 30, 2009 and 2008, and for the period from August 9, 2005 (inception) to June 30, 2009 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the three months and six months ended June 30, 2009 and 2008, and for the period from August 9, 2005 (inception) to June 30, 2009 (cumulative), and its cash flows for the six months ended June 30, 2009 and 2008, and for the period from August 9, 2005 (inception) to June 30, 2009 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements.

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

The research on brain tumors is proceeding in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006, as amended. The research at NINDS continues to be led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the processes required to gain Food and Drug Administration (“FDA”) approval for clinical trials. The Company has entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011.

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

During the six months ended June 30, 2009, the Company filed eight patent applications.  The U.S. Patent Office Examiner began review of the initial patent submitted jointly by the Company and the NINDS.  The chemical formula of one of the Company’s lead compounds, LB-100, was disclosed in that patent, and was found to be novel.  The Company considers this finding a milestone in the development of the Company’s intellectual property.  The specific claims for the structures and methods of synthesis of all compounds in the LB series were filed on the same day in a separate patent application and are the sole property of the Company.  The review of this patent will be the determinant of the validity of the novelty of the LB-100 compounds, and the outcome thereof will therefore have a material impact on the future business prospects of the Company.

The results of studies characterizing the novel and potent anti-cancer activity and mechanism of action of LB-102 alone and in combination with standard chemotherapy drugs were published in a leading scientific journal, the Proceedings of the National Academy of Sciences (print version dated July 14, 2009).  The primary conclusion was that one of the Company’s lead compounds appears to inhibit cancer cells by stimulating cancer cells to attempt to grow in the presence of a standard cancer drug and interferes with cancer cell defense mechanisms, with the end result being much greater damage to the cancer than occurs when treatment is limited to the standard anti-cancer drug.  The authors concluded that treatment with the Company’s compound LB-1.2 may be a general method for enhancing the therapeutic benefit of a number of standard cancer regimens, not limited to the original targets of brain tumors of adults and children.

In addition, an abstract of the characterization of the neuroprotective effects of two lead compounds in standard assays of injury to normal embryonic mouse neurons supporting their continued development for the possible treatment of chronic neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease has been submitted for presentation at the annual meeting of the Society for Neuroscience in November 2009.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date.  The Company has experienced continuing losses since inception and had a stockholders’ deficiency at December 31, 2008 and June 30, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At June 30, 2009, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

As previously disclosed, the Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company completed a private placement of its securities, which generated net proceeds from three closings in February, March and April 2009 aggregating approximately $597,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009, as described at Note 6.

Since the Company did not reach its target of $750,000 in its recent private placement, the Company has modified its 2009 budget to reflect the available operating funds.  The Company believes that its current resources are adequate to fund operations at most through the end of 2009 at a level that will allow the continuation of the Company’s two drug development programs currently in process, but will not allow proceeding with clinical trials or expansion of its research activities.  Depending on the results of the Company’s efforts to enter into a strategic partnership with a large- or medium-sized pharmaceutical company that would provide adequate financial resources for the Company to continue its research and development activities, the Company may consider a further private placement later in 2009.  The Company is in various preliminary discussions with regard to a potential strategic partnership.  In view of the Company’s limited cash resources, the failure to accomplish such a strategic partnership or to raise additional capital by the end of 2009 would seriously compromise the Company’s ability to continue to conduct operations in 2010.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $13,718 and $34,224 for the three months ended June 30, 2009 and 2008, respectively, $34,484 and $74,224 for the six months ended June 30, 2009 and 2008, respectively, and $360,175 for the period from August 9, 2005 (inception) to June 30, 2009 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statement of operations.

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

For federal income tax purposes, substantially all expenses, except for interest, taxes and research and development, are deemed start-up and organization costs and must be deferred until the Company commences business operations, at which time they may be written off over a 180-month period. The Company has elected to deduct research and development costs on a current basis for federal income tax purposes.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of June 30, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the staff regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The staff indicated that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. SAB 110 was effective January 1, 2008, and did not have any impact on the Company’s consolidated financial statements.

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

At June 30, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share as their effect would have been anti-dilutive.

	June 30,
	2009	2008

Warrants	2,307,426	546,626
Stock options	2,540,000	2,290,000
Total	4,847,426	2,836,626

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted SFAS No. 157 on January 1, 2008.  However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157.  In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The Company adopted FSP No. 157-4 on June 30, 2009. The adoption of SFAS No. 157 and the related FSPs did not have any impact on the Company’s financial statement presentation or disclosures.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination in the future.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted SFAS No. 165 on June 30, 2009.  Accordingly, subsequent events have been evaluated through August 10, 2009.

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP 107-1 on June 30, 2009. The adoption of FSP 107-1 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No.168 establishes the “FASB Accounting Standards Codification” (“Codification”), which will become the source of authoritative generally accepted accounting principles (“GAAP”) to be recognized by the FASB and to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority.  SFAS No. 168 is effective for financial statements issued for interim or annual reporting periods ending after September 15, 2009.  The Company expects to adopt SFAS No. 168 on September 30, 2009.

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

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability at December 31, 2008 and 2007. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At June 30, 2009 the registration penalty to the investors had not been paid.

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

Each unit sold in the third private placement consists of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock on a cashless exercise basis at an exercise price of $0.50 per common share. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the third private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the third private placement exercisable at $0.50 per share and 10% of the number of shares issuable upon exercise of warrants issued in the third private placement exercisable at $0.50 per share; and (b) an additional 2% of the number of shares sold in the third private placement also exercisable at $0.50 per share and 2% of the number of shares issuable upon exercise of the warrants issued in the third private placement exercisable at $0.50 per share.

In conjunction with the closings of the third private placement of common stock units during the six months ended June 30, 2009, the Company issued to investors a total of 1,420,000 shares of common stock and 1,420,000 warrants to acquire common stock. Additionally, the Company issued a total of 340,800 five-year warrants to WestPark Capital, Inc., which are exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). Included in the 340,800 warrants issued to WestPark Capital, Inc. are 170,400 warrants which are only exercisable with respect to common shares that are acquired by investors upon their exercise of the warrants acquired as part of the units sold in the third private placement. The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts.  The warrants had no accounting impact on the Company’s consolidated financial statements.

At the request of the holders, the Company has agreed to include any shares sold in the third private placement and any shares issuable upon exercise of the related warrants to be included in any registration statement filed with the Securities and Exchange Commission permitting the resale of such shares, subject to customary cutbacks, at the Company’s sole cost and expense.

5. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At June 30, 2009 and 2008, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the six months ended June 30, 2009 and 2008, and for the period from August 9, 2005 (inception) through June 30, 2009 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

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

8. Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 was charged to operations ratably from July 1, 2006 through June 30, 2008. During the three month and six months ended June 30, 2008, the Company recorded a charge to operations of $5,165 and $10,332, respectively, with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to certain members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations ratably from July 1, 2006 through June 30, 2008. During the three months and six months ended June 30, 2008, the Company recorded a credit to operations of $17,930 and $3,336, respectively, with respect to these options.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months ended June 30, 2009 and 2008, the Company recorded a charge to operations of $25,430 and $25,361, respectively, with respect to these options. During the six months ended June 30, 2009 and 2008, the Company recorded a charge to operations of $50,581 and $50,722, respectively, with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg, pursuant to which the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2008. On June 30, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $120,000 ($0.24 per share).  During the three months and six months ended June 30, 2008, the Company recorded a charge (credit) to operations of $(112,951) and $7,076, respectively, with respect to these options (see Note 6).

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On June 30, 2009 and 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $225,000 ($0.75 per share) and $81,000 ($0.27 per share), respectively, which resulted in a charge (credit) to operations of $29,658 and $(25,139) during the three months ended June 30, 2009 and 2008, respectively, and $42,617 and $1,705 during the six months ended June 30, 2009 and 2008, respectively, .

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On June 30, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.30; exercise price - $0.333 to $1.00; expected life – 4.20 years; expected volatility – 154.5%; expected dividend yield - 0%; risk-free interest rate - 3.28%. On June 30, 2009, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.75; exercise price - $0.333; expected life - 4.23 years; expected volatility – 413.7%; expected dividend yield - 0%; risk-free interest rate – 2.53%. As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors at June 30, 2009 and 2008.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen is being paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the three months and six months ended June 30, 2008, the Company recorded a charge to operations of $12,486 and $24, 829, respectively, with respect to these options.

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

A summary of stock option and warrant activity for the years ended December 31, 2007 and 2008, and the six months ended June 30, 2009 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2006	916,626	$0.333	4.51
Granted	1,720,000	0.743	4.35
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at December 31, 2007	2,636,626	0.600	4.32
Granted	500,000	0.927	4.71
Exercised	—	—	—
Cancelled	(50,000)	0.333	2.75
Options and warrants outstanding at December 31, 2008	3,086,626	$0.658	3.55
Granted	1,760,800	0.500	4.68
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at June 30, 2009	4,847,426	$0.600	3.65

Options and warrants exercisable at December 31, 2008	2,286,626	$0.641	3.06
Options and warrants exercisable at June 30, 2009	4,027,026	$0.576	3.48

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at June 30, 2009 was $950,283, based on a fair market value of $0.75 per share on June 30, 2009. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2008 was $276,490, based on a fair market value of $0.57 per share on December 31, 2008.

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $253,000 at June 30, 2009, which will be recognized subsequent to June 30, 2009 over a weighted-average period of 15.1 months. Total deferred compensation expense for the outstanding value of unvested stock options was approximately $351,000 at December 31, 2008, which will be recognized subsequent to December 31, 2008 over a weighted-average period of 18.3 months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at June 30, 2009 and December 31, 2008:

		Warrants and	Warrants and
	Exercise	Options Outstanding	Options Exercisable
June 30, 2009:	Prices	(Shares)	(Shares)
	$0.333	1,566,626	1,266,626
	$0.500	1,960,800	1,640,400
	$0.650	120,000	120,000
	$1.000	1,000,000	1,000,000
	$1.650	200,000	—
		4,847,426	4,027,026

		Warrants and	Warrants and
	Exercise	Options Outstanding	Options Exercisable
December 31, 2008:	Prices	(Shares)	(Shares)
	$0.333	1,566,626	1,166,626
	$0.500	200,000	—
	$0.650	120,000	120,000
	$1.000	1,000,000	1,000,000
	$1.650	200,000	—
		3,086,626	2,286,626

Outstanding options and warrants to acquire 650,000 shares and 800,000 shares of the Company’s common stock had not vested at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

9. Commitments and Contingencies

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA was for a term of 42 months from the effective date and could be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively.  During August  2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011.  Pursuant to such amendment, the Company has agreed to aggregate payments of $100,000 in two installments of $50,000 payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments.

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

On February 5, 2007, the Company entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the year ended December 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option has been reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. On February 5, 2009, the fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.60 per share), which resulted in a charge to operations of $19,143 during the six months ended June 30, 2009. The Company granted the second five-year option on February 5, 2009.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On June 30, 2009, the fair value of the aforementioned stock options was determined to be $150,000 ($0.75 per share) calculated using the following Black-Scholes input variables: stock price - $0.75; exercise price - $1.65; expected life - 3.59 years; expected volatility – 413.7%; expected dividend yield - 0%; risk-free interest rate - 2.53%, which resulted in a charge to operations of $28,079 and $35,839 during the three months and six months ended June 30, 2009, respectively. On June 30, 2008, the fair value of the aforementioned stock options was determined to be $48,000 ($0.24 per share) calculated using the following Black-Scholes input variables: stock price - $0.30; exercise price - $1.65; expected life - 4.59 years; expected volatility – 154.5%; expected dividend yield - 0%; risk-free interest rate - 3.28%, which resulted in a charge (credit) to operations of $(425) and $6,664 during the three months and six months ended June 30, 2008.

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $15,500 and $-0- during the three months ended June 30, 2009 and 2008, respectively, and $24,250 and $9,000 during the six months ended June 30, 2009 and 2008, respectively.

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

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins. The Company agreed to pay a fee not to exceed a total of $50,000 for such services. As of June 30, 2009, payments of $22,500 had been made under this agreement.

10. Subsequent Events

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to the Company to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations.  In exchange for such consulting advice, at the initiation of the agreement the Company has agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. The Company has experienced continuing losses since inception and had a stockholders’ deficiency at December 31, 2008 and June 30, 2009. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At June 30, 2009, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

As previously disclosed, the Company estimates that it will require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. Towards that objective, the Company completed a private placement of its securities, which generated net proceeds from three closings in February, March and April 2009 aggregating approximately $597,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009.

Since the Company did not reach its target of $750,000 in its recent private placement, the Company has modified its 2009 budget to reflect the available operating funds. The Company believes that its current resources are adequate to fund operations at most through the end of 2009 at a level that will allow the continuation of the Company’s two drug development programs currently in process, but will not allow proceeding with clinical trials or expansion of its research activities. Depending on the results of the Company’s efforts to enter into a strategic partnership with a large- or medium-sized pharmaceutical company that would provide adequate financial resources for the Company to continue its research and development activities, the Company may consider a further private placement later in 2009. The Company is in various preliminary discussions with regard to a potential strategic partnership. In view of the Company’s limited cash resources, the failure to accomplish such a strategic partnership or to raise additional capital by the end of 2009 would seriously compromise the Company’s ability to continue to conduct operations in 2010.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted SFAS No. 157 on January 1, 2008.  However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157.  In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The Company adopted FSP No. 157-4 on June 30, 2009. The adoption of SFAS No. 157 and the related FSPs did not have any impact on the Company’s financial statement presentation or disclosures.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination in the future.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted SFAS No. 165 on June 30, 2009.  Accordingly, subsequent events have been evaluated through August 10, 2009.

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP 107-1 on June 30, 2009. The adoption of FSP 107-1 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No.168 establishes the “FASB Accounting Standards Codification” (“Codification”), which will become the source of authoritative generally accepted accounting principles (“GAAP”) to be recognized by the FASB and to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority.  SFAS No. 168 is effective for financial statements issued for interim or annual reporting periods ending after September 15, 2009.  The Company expects to adopt SFAS No. 168 on September 30, 2009.

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

The research on brain tumors is proceeding in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006, as amended. The research at NINDS continues to be led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the processes required to gain Food and Drug Administration (“FDA”) approval for clinical trials.  The Company has entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011.

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

During the six months ended June 30, 2009, the Company filed eight patent applications. The U.S. Patent Office Examiner began review of the initial patent submitted jointly by the Company and the NINDS. The chemical formula of one of the Company’s lead compounds, LB-100, was disclosed in that patent, and was found to be novel. The Company considers this finding a milestone in the development of the Company’s intellectual property. The specific claims for the structures and methods of synthesis of all compounds in the LB series were filed on the same day in a separate patent application and are the sole property of the Company. The review of this patent will be the determinant of the validity of the novelty of the LB-100 compounds, and the outcome thereof will therefore have a material impact on the future business prospects of the Company.

The results of studies characterizing the novel and potent anti-cancer activity and mechanism of action of LB-102 alone and in combination with standard chemotherapy drugs were published in a leading scientific journal, the Proceedings of the National Academy of Sciences (print version dated July 14, 2009).  The primary conclusion was that one of the Company’s lead compounds appears to inhibit cancer cells by stimulating cancer cells to attempt to grow in the presence of a standard cancer drug and interferes with cancer cell defense mechanisms, with the end result being much greater damage to the cancer than occurs when treatment is limited to the standard anti-cancer drug.  The authors concluded that treatment with the Company’s compound LB-1.2 may be a general method for enhancing the therapeutic benefit of a number of standard cancer regimens, not limited to the original targets of brain tumors of adults and children.

In addition, an abstract of the characterization of the neuroprotective effects of two lead compounds in standard assays of injury to normal embryonic mouse neurons supporting their continued development for the possible treatment of chronic neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease has been submitted for presentation at the annual meeting of the Society for Neuroscience in November 2009.

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

Plans for 2009 and Beyond

The Company’s primary objective is to raise funds to cover ongoing operations and development of its lead compounds for the treatment of brain cancers of adults and neuroblastoma in children. The Company also wishes to raise sufficient capital to explore, most likely in partnership with a pharmaceutical company, recently discovered activity of some derivatives of its lead drugs for the treatment of fungal diseases and neurodegenerative diseases. In this regard, the Company has made preliminary presentations to several large pharmaceutical companies with respect to one or both of its lead compounds.

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

Given the progress in identifying two lead compounds with activity in animal models of GBM, the Company is devoting its resources to bring the agents to a point at which an Investigational New Drug (“IND”) application can be submitted to the FDA for a Phase I clinical trial. One lead compound (LB-1) is the most advanced in the process and, subject to the availability of capital, the Company plans to be ready for IND submission in mid-2010. The other lead compound (LB-2.5), which inhibits cancer cells by a mechanism distinct from that of LB-1, is anticipated to complete its evaluation by the end of 2010, subject to the availability of capital. If the Company is able to achieve support from and/or partnership with a large pharmaceutical company to co-develop its compounds, this schedule may be accelerated. The drugs are well characterized from the standpoints of activity and mechanism of action. The pre-clinical activity toxicology and pharmacokinetic characterization, which are elements needed for IND submission, could be accomplished quickly with adequate financial resources or by a partner with expertise in characterization of drugs for introduction into the clinic.

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

Existing resources will not permit evaluation of activity of the Company’s lead drugs against all the common cancers with respect to which the Company’s compounds may have anti-cancer activity. Current resources also will not be sufficient to carry out pre-clinical studies necessary to apply to the FDA for approval of drug evaluations in Phase I trials.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at June 30, 2009.

Three Months Ended June 30, 2009 and 2008

General and Administrative Expenses. For the three months ended June 30, 2009, general and administrative expenses were $101,776, which consisted of stock-based compensation of $37,896, consulting and professional fees of $51,845, insurance expense of $5,955, travel and entertainment costs of $1,013, and other operating costs of $5,067.

For the three months ended June 30, 2008, general and administrative expenses were a credit of $50,947, which consisted of a credit to stock-based compensation of $100,355, consulting and professional fees of $34,060, insurance expense of $5,955, travel and entertainment costs of $3,340, and other operating costs of $6,053.

Depreciation. For the three months ended June 30, 2009 and 2008, depreciation expense was $-0- and $159, respectively.

Research and Development Costs. For the three months ended June 30, 2009, research and development costs were $141,228, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $57,737, patent costs of $25,741, and other costs of $57,750.

For the three months ended June 30, 2008, research and development costs were $61,782, which consisted of a credit of $25,563 for the vested portion of the fair value of stock options issued to a consultant and a vendor, patent costs of $34,224, laboratory supplies of $15,500, and other costs of $37,622.

Interest Income. For the three months ended June 30, 2009, interest income was $46, as compared to interest income of $733 for the three months ended June 30, 2008.

Loss. For the three months ended June 30, 2009, the Company incurred a net loss of $242,958, as compared to a net loss of $10,261 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

General and Administrative Expenses. For the six months ended June 30, 2009, general and administrative expenses were $254,893, which consisted of stock-based compensation of $75,410, consulting and professional fees of $148,990, insurance expense of $11,911, travel and entertainment costs of $2,414, and other operating costs of $16,168.

For the six months ended June 30, 2008, general and administrative expenses were $217,869, which consisted of stock-based compensation of $64,794, consulting and professional fees of $105,785, insurance expense of $11,911, travel and entertainment costs of $22,461, and other operating costs of $12,918.

Depreciation. For the six months ended June 30, 2009 and 2008, depreciation expense was $128 and $318, respectively.

Research and Development Costs. For the six months ended June 30, 2009, research and development costs were $267,106 which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $97,599, patent costs of $46,507, laboratory supplies of $9,000, and other costs of $114,000.

For the six months ended June 30, 2008, research and development costs were $298,233, which consisted of the fair value of restricted common stock issued to a vendor of $75,000, the vested portion of the fair value of stock options issued to a consultant and a vendor of $8,369, patent costs of $74,224, laboratory supplies of $24,250, and other costs of $116,390.

Interest Income. For the six months ended June 30, 2009, interest income was $52, as compared to interest income of $2,838 for the six months ended June 30, 2008.

Net Loss. For the six months ended June 30, 2009, the Company incurred a net loss of $522,527, as compared to a net loss of $513,722 for the six months ended June 30, 2008.

Liquidity and Capital Resources – June 30, 2009

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced continuing losses since inception and had a stockholders’ deficiency at December 31, 2008 and June 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties (see “Going Concern” above”).

Operating Activities. For the six months ended June 30, 2009, operating activities utilized cash of $341,724, as compared to utilizing cash of $306,135 for the six months ended June 30, 2008.

The Company had working capital deficiency of $76,016 at June 30, 2009. At December 31, 2008, the Company had working capital deficiency of $323,676. The reduction in the working capital deficiency was due primarily as a result of the sale of the Company’s common stock units pursuant to three closings of a third private placement in February, March, and April 2009 that generated net proceeds of $597,050.

Investing Activities. There were no investing activities during the six months ended June 30, 2009 and 2008

Financing Activities. For the six months ended June 30, 2009, financing activities provided net cash of $497,050, consisting of the gross proceeds from the sale of common stock of $710,000, reduced by the payment of private placement offering costs of $112,950, and the repayment of a note payable to a consultant in the amount of $100,000. There were no financing activities during the six months ended June 30, 2008.

Principal Commitments

At June 30, 2009, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at June 30, 2009 consisted of the liquidated damages payable under the registration rights agreement of $74,000, and the contractual obligations as summarized below.

Effective March 22, 2006, Lixte entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 42 months from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 each commencing on October 1, 2008. The first and second installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively.  During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011.  Pursuant to such amendment, the Company has agreed to aggregate payments of $100,000 in two installments of $50,000 payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments.

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

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $15,500 and $-0- during the three months ended June 30, 2009 and 2008, respectively, and $24,250 and $9,000 during the six months ended June 30, 2009 and 2008, respectively.

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

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins. The Company agreed to pay a fee not to exceed a total of $50,000 for such services. As of June 30, 2009, payments of $22,500 had been made under this agreement.

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

Off-Balance Sheet Arrangements

At June 30, 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer (who is the same individual) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 11, 2009	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)         Filed herewith.