Form 10-Q
period 2009-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2009-11-12
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the Company had 29,502,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months and Nine Months Ended September 30, 2009 and 2008, and Period from August 9, 2005 (Inception) to September 30, 2009 (Cumulative)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) – August 9, 2005 (Inception) to September 30, 2009	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Nine Months Ended September 30, 2009 and 2008, and Period from August 9, 2005 (Inception) to September 30, 2009 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements (Unaudited) -
Three Months and Nine Months Ended September 30, 2009 and 2008, and Period from August 9, 2005 (Inception) to September 30, 2009 (Cumulative)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
 (a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,431	$10,381
Advances on research and development contract services	—	12,500
Prepaid expenses and other current assets	38,479	28,644
Total current assets	148,910	51,525
Office equipment, net of accumulated depreciation of $1,909 and $1,782 at September 30, 2009 and December 31, 2008, respectively	—	128
Total assets	$148,910	$51,653

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$104,245	$108,484
Notes payable to consultant	100,000	100,000
Research and development contract liabilities	56,500	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	427,462	375,201

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 29,502,178 shares and 27,932,178 shares at September 30, 2009 and December 31, 2008, respectively	2,950	2,793
Additional paid-in capital	4,192,297	3,171,877
Deficit accumulated during the development stage	(4,473,799)	(3,498,218)
Total stockholders’ deficiency	(278,552)	(323,548)
Total liabilities and stockholders’ deficiency	$148,910	$51,653

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2009
	2009	2008	2009	2008	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative, including $231,282 and $254,915 of stock-based expense during the three months ended September 30, 2009 and 2008, respectively, $306,692 and $319,709 of stock-based expense during the nine months ended September 30, 2009 and 2008, respectively, and $1,652,523 of stock-based expense for the period from August 9, 2005 (inception) to September 30, 2009 (cumulative)	300,850	348,514	555,743	566,385	2,671,867
Depreciation	—	155	128	473	1,909
Research and development costs, including $19,236 and $61,493 of stock-based expense during the three months ended September 30, 2009 and 2008, respectively, $116,835 and $144,862 of stock-based expense during the nine months ended September 30, 2009 and 2008, respectively, and $380,732 of stock based expense for the period from August 9, 2005 (inception) to September 30, 2009 (cumulative)	152,235	147,818	419,341	446,051	1,700,130
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	453,085	496,487	975,212	1,012,909	4,423,906
	(453,085)	(496,487)	(975,212)	(1,012,909)	(4,423,906)
Interest income	31	342	83	3,181	25,796
Interest expense	—	—	(452)	—	(1,689)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(453,054)	$(496,145)	$(975,581)	$(1,009,728)	$(4,473,799)
Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average common shares outstanding - basic and diluted	29,458,156	27,932,178	29,054,705	27,921,959

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to September 30, 2009

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	(402)	—	1,500
Net loss	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	969,017	—	969,372
Stock-based compensation	—	—	97,400	—	97,400
Net loss	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	531,220	—	531,320
Stock-based compensation	250,000	25	890,669	—	890,694
Stock-based research and development Costs	—	—	50,836	—	50,836
Net loss	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	2,600,839	(2,226,696)	376,926
Stock-based compensation	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	213,051	—	213,061
Net loss	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	3,171,877	(3,498,218)	(323,548)
Shares issued in private placement, net of offering costs of $112,950	1,420,000	142	596,908	—	597,050
Stock-based compensation	150,000	15	306,677	—	306,692
Stock-based research and development costs	—	—	116,835	—	116,835
Net loss for the nine months ended September 30, 2009	—	—	—	(975,581)	(975,581)
Balance, September 30, 2009 (Unaudited)	29,502,178	$2,950	$4,192,297	$(4,473,799)	$(278,552)

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2009
	2009	2008	(Cumulative)
Cash flows from operating activities:
Net loss	$(975,581)	$(1,009,728)	$(4,473,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128	473	1,909
Stock-based compensation	306,692	319,709	1,652,523
Stock-based research and development	116,835	144,862	380,732
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	12,500	38,180	—
Prepaid expenses and other current assets	(9,835)	6,663	(38,479)
Increase (decrease) in -
Accounts payable and accrued expenses	(4,239)	27,280	104,245
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	56,500	(11,725)	56,500
Net cash used in operating activities	(497,000)	(484,286)	(2,242,369)

Cash flows from investing activities:
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	—	—	(1,909)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from note payable to consultant	100,000	—	200,000
Repayment of note payable to consultant	(100,000)	—	(100,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock	710,000	—	2,543,889
Payment of private placement offering costs	(112,950)	—	(446,147)
Advances from stockholder	—	—	92,717
Net cash provided by financing activities	597,050	—	2,354,709

Net increase (decrease) in cash	100,050	(484,286)	110,431
Cash at beginning of period	10,381	508,070	—
Cash at end of period	$110,431	$23,784	$110,431

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$851	$—	$1,685
Income taxes	$—	$—	$—

 See accompanying notes to condensed consolidated financial statements.

‘
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2009 and 2008, and
Period from August 9, 2005 (Inception) to September 30, 2009 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at September 30, 2009, for the three months and nine months ended September 30, 2009 and 2008, and for the period from August 9, 2005 (inception) to September 30, 2009 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the three months and nine months ended September 30, 2009 and 2008, and for the period from August 9, 2005 (inception) to September 30, 2009 (cumulative), and its cash flows for the nine months ended September 30, 2009 and 2008, and for the period from August 9, 2005 (inception) to September 30, 2009 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements.

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

The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations. The Company has selected December 31 as its fiscal year end.

The Company’s common stock was listed for trading on the OTC Bulletin Board commencing September 24, 2007.

Operating Plans

The Company is concentrating on developing new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as the major types of leukemias. Activity of lead compounds of both types of drugs was recently demonstrated against human pancreatic cancer cells in a mouse model. Because there is a great need for any kind of effective treatment for pancreatic cancer, this cancer will be studied concomitantly with the primary target of the Company’s research program focused on brain cancers. More recently, studies in animal models of human melanoma, lymphoma, sarcoma, and the rare neuroendocrine cancer, pheochromocytoma, have demonstrated potent anti-tumor activity of the Lixte LB-100 series of compounds in conjunction with standard chemotherapeutic drugs, which on their own have only modest activity. These new studies confirm that the LB-100 compounds combined with any of several “standard anti-cancer drugs” have broad activity, affecting many different cell types of cancer. This is unusual and important because these compounds may be useful for treatment of cancer in general.

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

During the nine months ended September 30, 2009, the Company filed eight patent applications.  The U.S. Patent Office Examiner began review of the initial patent submitted jointly by the Company and the NINDS.  The chemical formula of one of the Company’s lead compounds, LB-100, was disclosed in that patent, and was found to be novel.  The Company considers this finding a milestone in the development of the Company’s intellectual property.  The specific claims for the structures and methods of synthesis of all compounds in the LB series were filed on the same day in a separate patent application and are the sole property of the Company.  The review of this patent will be the determinant of the validity of the novelty of the LB-100 compounds, and the outcome thereof will therefore have a material impact on the future business prospects of the Company.

The results of studies characterizing the novel and potent anti-cancer activity and mechanism of action of LB-102 alone and in combination with standard chemotherapy drugs were published in a leading scientific journal, the Proceedings of the National Academy of Sciences (print version dated July 14, 2009).  The primary conclusion was that one of the Company’s lead compounds appears to inhibit cancer cells by stimulating cancer cells to attempt to grow in the presence of a standard cancer drug and interferes with cancer cell defense mechanisms, with the end result being much greater damage to the cancer than occurs when treatment is limited to the standard anti-cancer drug.  The authors concluded that treatment with the Company’s compound LB-1.2 may be a general method for enhancing the therapeutic benefit of a number of standard cancer regimens, not limited to the original targets of brain tumors of adults and children. On the basis of this article, the authors were invited to discuss this new approach to drug treatment of cancer in a leading journal focused largely on understanding how to more efficiently attack the cancer cell and published another article expanding on the mechanisms underlying how the LB-100 series of compounds enhances the benefits of common anticancer drugs (Cell Cycle, October 15, 2009).

In addition, an abstract of the characterization of the neuroprotective effects of two lead compounds in standard assays of injury to normal embryonic mouse neurons supporting their continued development for the possible treatment of chronic neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease was presented at the annual meeting of the Society for Neuroscience in Chicago, Illinois on October 17, 2009.

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

Management’s goal is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures. The immediate focus has shifted to obtaining approval from the FDA to carry a lead compound of the LB-100 series into clinical trial. The Company believes the potent activity of these drugs in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children merits bringing this treatment to patients as rapidly as possible. In addition, the demonstration of clinical benefit would be very important to potential investors and to large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug pipelines.

The significant diversity of the potential therapeutic value of the Company’s compounds stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi and appear to ameliorate pathologic processes that lead to brain injury, caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases, including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gherig’s Disease).  Studies of the potential neuroprotective effects of homologs of each class of the Company’s compounds are continuing under a contract with Southern Research Institute, Birmingham, Alabama. However, the majority of the Company’s resources will be directed to the clinical study of LB-100 for cancer therapy.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date.  The Company has experienced continuing losses since inception and had a stockholders’ deficiency at December 31, 2008 and September 30, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At September 30, 2009, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

As previously disclosed, the Company estimated that it would require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. In February, March and April 2009, the Company completed three closings from a private placement of its securities, which generated net proceeds aggregating approximately $597,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009, as described at Note 6. Additionally, on September 30, 2009, the Company borrowed $100,000 from one of its consultants on an unsecured demand promissory note bearing interest at the rate of 5% per annum.

Effective November 6, 2009, the Company raised $500,000 through the sale of 1,000,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  As a result, the Company believes that its current resources are adequate to fund operations only through the first quarter of 2010 at a level that will allow the continuation of the Company’s two drug development programs currently in process and initiation of the pre-clinical studies of LB-100.  The Company is considering attempting to raise additional equity capital during the remainder of 2009 and 2010 to fund its research and development activities.

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

The funds paid to NINDS of the NIH, pursuant to the CRADA effective March 22, 2006, as amended, represented an advance on research and development costs and therefore had future economic benefit. Accordingly, such costs have been charged to expense when they are actually expended by the provider, which is, effectively, as they perform the research activities that they were contractually committed to provide. Absent information that would indicate that a different expensing schedule was more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances have been expensed over the contractual service term on a straight-line basis, which reflects a reasonable estimate of when the underlying research and development costs were being incurred.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $107,999 and $53,075 for the three months ended September 30, 2009 and 2008, respectively, $154,506 and $127,299 for the nine months ended September 30, 2009 and 2008, respectively, and $480,197 for the period from August 9, 2005 (inception) to September 30, 2009 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

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

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the new accounting rules did not have a material effect on the Company’s financial statements. As of September 30, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered.  Options vest and expire according to terms established at the grant date.

The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options granted to Scientific Advisory Board committee members and outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

At September 30, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share as their effect would have been anti-dilutive.

	September 30,
	2009	2008

Warrants	2,457,426	546,626
Stock options	2,540,000	2,340,000
Total	4,997,426	2,886,626

Equipment

Equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, notes payable to consultant and due to stockholder approximate their respective fair values due to the short-term nature of these items.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.  The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009.  Accordingly, beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its consolidated financial statements now use the new Codification numbering system.  The Codification does not change or alter existing GAAP.  The adoption of the Codification by the Company did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events.  These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required. The FASB authoritative guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively.  Accordingly, the Company adopted the new requirements for reporting subsequent events on June 30, 2009.

 In December 2007, the FASB issued authoritative guidance on business combinations.  The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations.  It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  The Company adopted this new guidance on January 1, 2009, and will apply this guidance to business combinations completed in the future.

In December 2007, the FASB issued authoritative guidance that changes the accounting and reporting for noncontrolling interests.  Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions.  In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. The Company adopted this new guidance on January 1, 2009, and will apply this guidance to noncontrolling interests acquired in the future.  Adoption of the new guidance did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statement presentation or disclosures.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability for all periods presented. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At September 30, 2009, the registration penalty to the investors had not been paid.

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

In conjunction with the closings of the third private placement of common stock units during the nine months ended September 30, 2009, the Company issued to investors a total of 1,420,000 shares of common stock and 1,420,000 warrants to acquire common stock. Additionally, the Company issued a total of 340,800 five-year warrants to WestPark Capital, Inc., which are exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). Included in the 340,800 warrants issued to WestPark Capital, Inc. are 170,400 warrants which are only exercisable with respect to common shares that are acquired by investors upon their exercise of the warrants acquired as part of the units sold in the third private placement. The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts.  The warrants had no accounting impact on the Company’s consolidated financial statements.

At the request of the holders, the Company has agreed to include any shares sold in the third private placement and any shares issuable upon exercise of the related warrants to be included in any registration statement filed with the Securities and Exchange Commission permitting the resale of such shares, subject to customary cutbacks, at the Company’s sole cost and expense.

5. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2009 and 2008, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the nine months ended September 30, 2009 and 2008, and for the period from August 9, 2005 (inception) through September 30, 2009 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

 Dr. Kovach is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

6. Notes Payable to Consultant

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

On September 30, 2009, the Company borrowed $100,000 from Gil Schwartzberg, a consultant to the Company (see Note 8), pursuant to an unsecured demand promissory note with interest at 5% per annum, to fund the Company’s short-term working capital requirements.

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

8. Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 was charged to operations ratably from July 1, 2006 through June 30, 2008. During the nine months ended September 30, 2008, the Company recorded a charge to operations of $10,332 with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to two members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations ratably from July 1, 2006 through June 30, 2008. During the nine months ended September 30, 2008, the Company recorded a credit to operations of  $3,336 with respect to these options. In August 2008, one of the members resigned from his position and waived his right to his vested stock option to purchase 50,000 shares of common stock.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months ended September 30, 2009 and 2008, the Company recorded a charge to operations of $20,679 and $25,653, respectively, with respect to these options. During the nine months ended September 30, 2009 and 2008, the Company recorded a charge to operations of $71,260 and $76,375, respectively, with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg, pursuant to which the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2008. On September 12, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $325,000 ($0.65 per share).  During the three months and nine months ended September 30, 2008, the Company recorded a charge to operations of $229,262 and $236,338, respectively, with respect to these options (see Note 6).

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On September 30, 2009 and 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $225,000 ($0.75 per share) and $150,000 ($0.50 per share), respectively, which resulted in a charge to operations of $13,904 and $45,925 during the three months ended September 30, 2009 and 2008, respectively, and $56,721 and $47,630 during the nine months ended September 30, 2009 and 2008, respectively, .

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On September 30, 2008, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.50; exercise price - $0.333 to $1.00; expected life – 4.98 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate - 2.48%. On September 30, 2009, the fair value of the aforementioned stock options was calculated (for stock options revalued pursuant to EITF 98-16) using the following Black-Scholes input variables:  stock price - $0.75; exercise price - $0.333 to $1.00; expected life - 4.98 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 1.91%. As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors at September 30, 2009 and 2008.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the three months and nine months ended September 30, 2008, the Company recorded a charge to operations of $12,603 and $37,432, respectively, with respect to these options.

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

A summary of stock option and warrant activity for the years ended December 31, 2007 and 2008, and the nine months ended September 30, 2009 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2006	916,626	$0.333	4.51
Granted	1,720,000	0.743	4.35
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at December 31, 2007	2,636,626	0.600	4.32
Granted	500,000	0.927	4.71
Exercised	—	—	—
Cancelled	(50,000)	0.333	2.75
Options and warrants outstanding at December 31, 2008	3,086,626	$0.658	3.55
Granted	1,910,800	0.539	4.30
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at September 30, 2009	4,997,426	$0.612	3.38

Options and warrants exercisable at December 31, 2008	2,286,626	$0.641	3.06
Options and warrants exercisable at September 30, 2009	4,502,026	$0.603	3.24

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at September 30, 2009 was $1,114,933, based on a fair market value of $0.75 per share on September 30, 2009. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2008 was $276,490, based on a fair market value of $0.57 per share on December 31, 2008.

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $186,000 at September 30, 2009, which will be recognized subsequent to September 30, 2009 over a weighted-average period of 13.2 months. Total deferred compensation expense for the outstanding value of unvested stock options was approximately $351,000 at December 31, 2008, which will be recognized subsequent to December 31, 2008 over a weighted-average period of 18.3 months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at September 30, 2009 and December 31, 2008:

		Warrants and	Warrants and
	Exercise	Options Outstanding	Options Exercisable
September 30, 2009:	Prices	(Shares)	(Shares)
	$0.333	1,566,626	1,466,626
	$0.500	1,960,800	1,665,400
	$0.650	120,000	120,000
	$0.750	50,000	50,000
	$1.000	1,050,000	1,050,000
	$1.250	50,000	50,000
	$1.650	200,000	100,000
		4,997,426	4,502,026

		Warrants and	Warrants and
	Exercise	Options Outstanding	Options Exercisable
December 31, 2008:	Prices	(Shares)	(Shares)
	$0.333	1,566,626	1,166,626
	$0.500	200,000	—
	$0.650	120,000	120,000
	$1.000	1,000,000	1,000,000
	$1.650	200,000	—
		3,086,626	2,286,626

Outstanding options and warrants to acquire 325,000 shares and 800,000 shares of the Company’s common stock had not vested at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

9. Commitments and Contingencies

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 66 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively.  During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011.  Pursuant to such amendment, the Company has agreed to aggregate payments of $100,000 in two installments of $50,000 payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments.

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

On February 5, 2007, the Company entered into a two-year agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the year ended December 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option has been reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. On February 5, 2009, the fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.60 per share), which resulted in a charge to operations of $19,143 during the nine months ended September 30, 2009. The Company granted the second five-year option on February 5, 2009.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On September 30, 2009, the fair value of the aforementioned stock options was determined to be $150,000 ($0.75 per share) calculated using the following Black-Scholes input variables: stock price - $0.75; exercise price - $1.65; expected life - 3.34 years; expected volatility – 259.07%; expected dividend yield - 0%; risk-free interest rate - 1.91%, which resulted in a charge to operations of $5,332 and $41,171 during the three months and nine months ended September 30, 2009, respectively. On September 30, 2008, the fair value of the aforementioned stock options was determined to be $100,000 ($0.50 per share) calculated using the following Black-Scholes input variables: stock price - $0.50; exercise price - $1.65; expected life - 4.34 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate - 2.48%, which resulted in a charge to operations of $15,568 and $22,232 during the three months and nine months ended September 30, 2008.

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $9,000 and $8,750 during the three months ended September 30, 2009 and 2008, respectively, and $9,000 and $37,750 during the nine months ended September 30, 2009 and 2008, respectively.

On September 12, 2007, the Company entered into two consulting agreements for financial and scientific services. Compensation related to these agreements was primarily in the form of stock options (see Note 8).

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Mirador Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador was to provide the Company with various financial services. Pursuant to the Mirador Agreement, the Company agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share). The fair value of this transaction was determined to be in excess of the purchase price by $262,250 ($1.049 per share), reflecting the difference between the $0.001 purchase price and the $1.05 price per share as quoted on the OTC Bulletin Board on the transaction date, and was charged to operations as stock-based compensation during the year ended December 31, 2007, being that the shares were fully vested and non-forfeitable on the date of issuance. The Company made payments under the Mirador Agreement aggregating $10,000 during 2007. The Mirador Agreement was amended in February 2008, pursuant to which Mirador agreed to forgive all accrued but unpaid monthly fees through February 29, 2008, and the Company agreed to pay Mirador a fee of $2,000 per month for the remaining six months of the Mirador Agreement.

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

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins. The Company agreed to pay a fee not to exceed a total of $50,000 for such services. As of September 30, 2009, expenditures of $39,000 had been incurred under this agreement.

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to the Company to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations.  In exchange for such consulting advice, at the initiation of the agreement the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The fair value of the 150,000 shares issued was determined to be $100,500 ($0.67 per share), reflecting the price per share of the Company’s common stock, as quoted on the OTC Bulletin Board, on the transaction date. The fair value of the three-year warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.65 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.67; exercise price - $0.75 to $1.25; expected life - 3 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate - 1.91%. The $198,000 aggregate fair value of the shares and warrants issued was charged to operations as stock-based compensation on July 27, 2009, since the shares and warrants were fully vested and non-forfeitable on the date of issuance.

10. Subsequent Event

The Company has evaluated subsequent events occurring from October 1, 2009 through November 12, 2009, the date that the Board of Directors approved the filing of the Company’s September 30, 2009 interim consolidated financial statements.

Effective November 6, 2009, the Company raised $500,000 through the sale to an accredited investor of 1,000,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The warrants do not have any reset provisions.  The closing price of the Company’s common stock on November 6, 2009 was $0.50 per share.  There were no commissions paid with respect to the private placement.  Upon request by the holder, the Company has agreed to include the shares issued and those shares issuable upon exercise of the warrants in any registration statement filed by the Company with the Securities and Exchange Commission permitting the resale of such securities, subject to customary cutbacks. The units sold were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Company intends to use the net proceeds from the private placement to pursue development of proprietary compounds for the submission of an IND to the FDA for a Phase I clinical trial and for working capital.  The Company expects to account for the issuance of the units as a capital transaction.

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

The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations. The Company has selected December 31 as its fiscal year end.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date.  The Company has experienced continuing losses since inception and had a stockholders’ deficiency at December 31, 2008 and September 30, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At September 30, 2009, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

As previously disclosed, the Company estimated that it would require minimum funding in calendar 2009 of approximately $750,000 in order to fund operations and continuing drug discovery and to attempt to bring two drugs through the pre-clinical evaluation process needed for submission of an Investigational New Drug (“IND”) application. In February, March and April 2009, the Company completed three closings from a private placement of its securities, which generated net proceeds aggregating approximately $597,000. The Company utilized a portion of such net proceeds to repay a $100,000 short-term note in February 2009. Additionally, on September 30, 2009, the Company borrowed $100,000 from one of its consultants on an unsecured demand promissory note bearing interest at the rate of 5% per annum.

Effective November 6, 2009, the Company raised $500,000 through the sale of 1,000,000 units at a purchase price of $0.50 per unit. Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share. As a result, the Company believes that its current resources are adequate to fund operations only through the first quarter of 2010 at a level that will allow the continuation of the Company’s two drug development programs currently in process and initiation of the pre-clinical studies of LB-100. The Company is considering attempting to raise additional equity capital during the remainder of 2009 and 2010 to fund its research and development activities.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Accordingly, beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP. The adoption of the Codification by the Company did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required. The FASB authoritative guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively.  Accordingly, the Company adopted the new requirements for reporting subsequent events on June 30, 2009.

 In December 2007, the FASB issued authoritative guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company adopted this new guidance on January 1, 2009, and will apply this guidance to business combinations completed in the future.

In December 2007, the FASB issued authoritative guidance that changes the accounting and reporting for noncontrolling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. The Company adopted this new guidance on January 1, 2009, and will apply this guidance to noncontrolling interests acquired in the future. Adoption of the new guidance did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statement presentation or disclosures.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.

The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options granted to Scientific Advisory Board committee members and outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of stock-based compensation is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the security as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

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

Plan of Operation

General Overview of Plans

The Company is concentrating on developing new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company inhibits the growth of cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as the major types of leukemias. Activity of lead compounds of both types of drugs was recently demonstrated against human pancreatic cancer cells in a mouse model. Because there is a great need for any kind of effective treatment for pancreatic cancer, this cancer will be studied concomitantly with the primary target of the Company’s research program focused on brain cancers. More recently, studies in animal models of human melanoma, lymphoma, sarcoma, and the rare neuroendocrine cancer, pheochromocytoma, have demonstrated potent anti-tumor activity of the Lixte LB-100 series compounds in conjunction with standard chemotherapeutic drugs, which on their own have only modest activity. These new studies confirm that the LB-100 compounds combined with any of several “standard anti-cancer drugs” have broad activity, affecting many different cell types of cancer. This is unusual and important because these compounds may be useful for treatment of cancer in general.

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

During the nine months ended September 30, 2009, the Company filed eight patent applications. The U.S. Patent Office Examiner began review of the initial patent submitted jointly by the Company and the NINDS. The chemical formula of one of the Company’s lead compounds, LB-100, was disclosed in that patent, and was found to be novel. The Company considers this finding a milestone in the development of the Company’s intellectual property. The specific claims for the structures and methods of synthesis of all compounds in the LB series were filed on the same day in a separate patent application and are the sole property of the Company. The review of this patent will be the determinant of the validity of the novelty of the LB-100 compounds, and the outcome thereof will therefore have a material impact on the future business prospects of the Company.

The results of studies characterizing the novel and potent anti-cancer activity and mechanism of action of LB-102 alone and in combination with standard chemotherapy drugs were published in a leading scientific journal, the Proceedings of the National Academy of Sciences (print version dated July 14, 2009).  The primary conclusion was that one of the Company’s lead compounds appears to inhibit cancer cells by stimulating cancer cells to attempt to grow in the presence of a standard cancer drug and interferes with cancer cell defense mechanisms, with the end result being much greater damage to the cancer than occurs when treatment is limited to the standard anti-cancer drug.  The authors concluded that treatment with the Company’s compound LB-1.2 may be a general method for enhancing the therapeutic benefit of a number of standard cancer regimens, not limited to the original targets of brain tumors of adults and children. On the basis of this article, the authors were invited to discuss this new approach to drug treatment of cancer in a leading journal focused largely on understanding how to more efficiently attack the cancer cell and published another article expanding on the mechanisms underlying how the LB-100 series of compounds enhances the benefits of common anticancer drugs (Cell Cycle, October 15, 2009).

In addition, an abstract of the characterization of the neuroprotective effects of two lead compounds in standard assays of injury to normal embryonic mouse neurons supporting their continued development for the possible treatment of chronic neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease was presented at the annual meeting of the Society for Neuroscience in Chicago, Illinois on October 17, 2009.

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

Management’s goal is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures. The immediate focus has shifted to obtaining approval from the FDA to carry a lead compound of the LB-100 series into clinical trail. The Company believes the potent activity of these drugs in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children merits bringing this treatment to patients as rapidly as possible. In addition, of course, the demonstration of clinicacl benefit would be very important to investors and to large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug pipelines.

The significant diversity of the potential therapeutic value of the Company’s compounds stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi and appear to ameliorate pathologic processes that lead to brain injury, caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gherig’s Disease).  Studies of the potential neuroprotective effects of homologs of each class of the Company’s compounds are continuing under a contract with Southern Research Institute, Birmingham, Alabama. However, the majority of resources will be directed to the clinical study of LB-100 for cancer therapy.

Plans for the Remainder of 2009 and Beyond

The Company’s primary objective is to support the clinical development of a lead compound from the LB-100 series, which would require approximately $3,000,000 of additional operating capital. Subject to the availability of such operating capital, the Company expects that it would be able to pursue its primary objective of bringing LB-100 to and potentially through a clinical trial, as well as maintain its other research studies developing the LB-200 series of compounds to the point of pursuing a clinical trial.

The Company’s initial goal is to take its lead phosphatase inhibitor, LB-100, up to and possibly through initial evaluation in humans, which would include: (1) determination of the maximum tolerable dose of the drug that can be given on a schedule deemed optimal for combination with other cytotoxic drugs, such as temozolomide for the treatment of patients with cancers unresponsive to known chemotherapy regimens in so called Phase I trials; (2) determination of the behavior of the drug in humans (what concentrations are achieved and how long the drug remains in the blood after oral and intravenous administration (pharmacokinetic studies); and (3) demonstration that at tolerable doses in humans the drug inhibits its target enzyme (pharmacodynanic studies) ..

The critical need for the next step in the clinical development of LB-100 is to obtain investigational new drug approval (IND) from the FDA to administer the drug to patients. In order to do this, the Company must demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. As discussed earlier, a compound that has a mechanism of action similar to that of LB-100 has been given with safety and benefit to cancer patients outside the United States in the past. This compound has a chemical feature which appears to be responsible for most of its toxicity. This feature has been removed from LB-100, making it likely that the Company’s compound will be less toxic and, therefore, safer for human use.

The FDA requires that before any new drug is given to human beings, its behavior and potential toxicity must be determined in at least one and possible two species of animals, whichever are the most sensitive among rats, rabbits and dogs. The determination of toxicity requires formal evaluations by experts in animal toxicology to obtain the required data while minimizing the number of animals needed for study.

The FDA also requires that LB-100, although already used in a purified state in studies done by the Company to date, be prepared under strict laboratory conditions by a certified chemical company to assure the purity of the compound and the reproducibility of its method of synthesis so that a supply adequate for future clinical studies is assured.

With the approval of the FDA, the Company will also conduct an initial Phase I clinical trial. A typical Phase I study involves up to 30 patients at an average cost of $25,000 per patient, for a total expense of approximately $750,000. These funds cover the non-standard expenses of the academic institution doing the study, such as laboratory studies of patients needed because they are in a study, pharmacologic studies during the study, and monitoring and analysis of the trial results.

The Company has had discussions with several leading organizations in the United States that have extensive experience in preparing pharmaceuticals for human use, including the conduct of pre-clinical toxicology and pharmacology studies, preparation of an appropriate application to the FDA, and planning and monitoring early drug trials with the National Cancer Institute. The Company intends to work with leaders in each of these disciplines to assure that all FDA regulatory and safety issues are addressed during development of its drugs.

Subject to the extent of the resources available to fund future activities, the Company may commence animal toxicology studies of LB-100 and complete some of the pharmacologic studies in rodents in anticipation of subsequent studies in larger animals, necessary for FDA approval of the drug in the future. With these data in hand, the Company would then pursue a strategic partnership with a large pharmaceutical company to jointly bring LB-1 through FDA approval or attempt to raise additional capital.

With sufficient resources, a second goal of the Company is further characterization of the fungal activity of certain homologs of drugs of the LB-200 series. These studies would be done in collaboration with academic partners. Recently, the Company confirmed that its lead compound of the LB-200 series has potential to cure two types of fungi in a guinea pig model that are representative of the most common skin infections of humans and domestic animals. Cure was achieved by topical application of the drug on a daily basis for 14 days, with no evidence of toxicity.

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

Given the progress in identifying two lead compounds with activity in animal models of GBM, the Company is devoting its resources to bring the agents to a point at which an Investigational New Drug (“IND”) application can be submitted to the FDA for a Phase I clinical trial. One lead compound (LB-100) is the most advanced in the process and, subject to the availability of capital, the Company plans to be ready for IND submission 2010. The other lead compound (LB-205 or LB-201), which inhibits cancer cells by a mechanism distinct from that of LB-1, is anticipated to complete its laboratory evaluation of anti-cancer activity by the end of 2010, and, resources permitting, would be placed into pre-clinical evaluation aiming toward approval for clinical testing.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at September 30, 2009.

Three Months Ended September 30, 2009 and 2008

General and Administrative Expenses. For the three months ended September 30, 2009, general and administrative expenses were $300,850, which consisted of the fair value of restricted common stock and common stock warrants issued to a vendor of $198,000, the vested portion of the fair value of stock options issued to directors and consultants of $33,282, consulting and professional fees of $55,968, insurance expense of $5,983, travel and entertainment costs of $893, and other operating costs of $6,724.

 For the three months ended September 30, 2008, general and administrative expenses were $348,514, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $254,915, consulting and professional fees of $42,811, insurance expense of $5,955, travel and entertainment costs of $6,764, licensing and royalty fees of $25,000, and other operating costs of $13,069.

Depreciation. For the three months ended September 30, 2009 and 2008, depreciation expense was $-0- and $155, respectively.

Research and Development Costs. For the three months ended September 30, 2009, research and development costs were $152,235, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $19,236, patent costs of $107,999, and other costs of $25,000.

For the three months ended September 30, 2008, research and development costs were $147,818, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $61,493, patent costs of $53,075, and other costs of $33,250.

Interest Income. For the three months ended September 30, 2009, interest income was $31, as compared to interest income of $342 for the three months ended September 30, 2008.

Net loss. For the three months ended September 30, 2009, the Company incurred a net loss of $453,054, as compared to a net loss of $496,145 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 and 2008

General and Administrative Expenses. For the nine months ended September 30, 2009, general and administrative expenses were $555,743, which consisted of the fair value of restricted common stock and common stock warrants issued to a vendor of $198,000, the vested portion of the fair value of stock options issued to directors and consultants of $108,692, consulting and professional fees of $204,958, insurance expense of $17,894, travel and entertainment costs of $3,307, and other operating costs of $22,892.

For the nine months ended September 30, 2008, general and administrative expenses were $566,385, which consisted of stock-based compensation of $319,709, consulting and professional fees of $148,596, insurance expense of $17,866, travel and entertainment costs of $29,216, licensing and royalty fees of $25,000, and other operating costs of $25,998.

Depreciation. For the nine months ended September 30, 2009 and 2008, depreciation expense was $128 and $473, respectively.

Research and Development Costs. For the nine months ended September 30, 2009, research and development costs were $419,341, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $116,835, patent costs of $154,506, laboratory supplies of $9,000, and other costs of $139,000.

For the nine months ended September 30, 2008, research and development costs were $446,051, which consisted of the fair value of restricted common stock issued to a vendor of $75,000, the vested portion of the fair value of stock options issued to a consultant and a vendor of $69,862, patent costs of $127,299, laboratory supplies of $38,750, and other costs of $135,140.

Interest Income. For the nine months ended September 30, 2009, interest income was $83, as compared to interest income of $3,181 for the nine months ended September 30, 2008.

Net Loss. For the nine months ended September 30, 2009, the Company incurred a net loss of $975,581, as compared to a net loss of $1,009,728 for the nine months ended September 30, 2008.

Liquidity and Capital Resources – September 30, 2009

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced continuing losses since inception and had a stockholders’ deficiency at December 31, 2008 and September 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties (see “Going Concern” above”).

Operating Activities. For the nine months ended September 30, 2009, operating activities utilized cash of $497,000, as compared to utilizing cash of $484,286 for the nine months ended September 30, 2008.

The Company had working capital deficiency of $278,552 at September 30, 2009. At December 31, 2008, the Company had working capital deficiency of $323,676. The reduction in the working capital deficiency was due primarily as a result of the sale of the Company’s common stock units pursuant to three closings of a third private placement in February, March, and April 2009 that generated net proceeds of $597,050.

Investing Activities. There were no investing activities during the nine months ended September 30, 2009 and 2008

Financing Activities. For the nine months ended September 30, 2009, financing activities provided net cash of $597,050, consisting of the gross proceeds from the sale of common stock of $710,000, reduced by the payment of private placement offering costs of $112,950, the repayment of a note payable to a consultant in the amount of $100,000, and the $100,000 proceeds of a new borrowing from the consultant. There were no financing activities during the nine months ended September 30, 2008.

Principal Commitments

At September 30, 2009, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments at September 30, 2009 consisted of $100,000 due on a note payable to a consultant, the liquidated damages payable under the registration rights agreement of $74,000, and the contractual obligations as summarized below.

Effective March 22, 2006, Lixte entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 66 months from the effective date and may be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and Lixte will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, Lixte agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000 each commencing on October 1, 2008. The first and second installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively.  During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011.  Pursuant to such amendment, the Company has agreed to aggregate payments of $100,000 in two installments of $50,000 payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments.

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

Pursuant to the Chem-Master Agreement, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $9,000 and $8,750 during the three months ended September 30, 2009 and 2008, respectively, and $9,000 and $37,750 during the nine months ended September 30, 2009 and 2008, respectively.

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

During October 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins. The Company agreed to pay a fee not to exceed a total of $50,000 for such services. As of September 30, 2009, expenditures of $39,000 had been incurred under this agreement.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one-year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested.

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to the Company to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations.  In exchange for such consulting advice, at the initiation of the agreement the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The shares and warrants issued were fully vested and non-forfeitable on the date of issuance.

 Off-Balance Sheet Arrangements

At September 30, 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer (who is the same individual), of the effectiveness of the Company’s disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

In addition, the Company’s management, with the participation of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending or threatened legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to the Company to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations.  In exchange for such consulting advice, at the initiation of the agreement the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The shares and warrants issued were fully vested and non-forfeitable on the date of issuance.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 12, 2009	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1
Amendment No. 6 to Cooperative Research and Development Agreement, effective August 10, 2009, filed as Exhibit 10.1 to Current Report on Form 8-K dated August 10, 2009, and incorporated herein by reference.

10.2	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Pro-Active Capital Group, LLC, effective July 27, 2009. (1)

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)         Filed herewith.