Form 10-K
period 2009-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2010-03-29
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  000-51476

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

248 Route 25A, No. 2 East Setauket, New York	11733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (631) 942-7959

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a “large accelerated filer, “accelerated filer,” non-accelerated filer” or “smaller reporting company reporting company” as such terms are defined  in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Issuer’s revenues for its fiscal year ended December 31, 2009:  $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $7,987,794.

There were 35,077,189 shares of the Company’s common stock outstanding on March 22, 2010.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results.

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

PART I

ITEM 1.    BUSINESS

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

Lixte was created to capitalize on opportunities for the Company to develop low cost, specific and sensitive tests for the early detection of cancers to better estimate prognosis, to monitor treatment response, and to reveal targets for development of more effective treatments. Over the past three and one-half years, however, the Company has evolved into what is now primarily a cancer drug discovery company, using biomarker technology to develop new potentially more effective anti-cancer drugs for life-threatening diseases.

DESCRIPTION OF BUSINESS

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The drug discovery process of Lixte is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. Lixte has assembled a small but intellectually diverse group which uses information about the regulatory pathways altered in cancer cells. Lixte selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. Lixte seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway.

This approach has led to the development of two classes of drugs, phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. The LB-100 series consists of novel structures, which have the potential to be first in their class and the latter group contains compounds, which have the potential to be the most effective of this class. The Company has demonstrated that that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and, against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma and to the most common cancer of children, neuroblastoma. Because of the propensity of malignant melanoma to metastasize to the brain, recent studies have encompassed studying the effectiveness of drugs developed for the treatment of primary brain tumors to the treatment of melanoma as well.

Initial encouraging results of the use of PTase-I (LB-100) against human GBM in a mouse model were published in the Proceedings of the National Academy of Science (Lu et al, June 17, 2009). This report attracted considerable attention including an invitation to submit an article on the novel mechanisms by which this group of compounds increased markedly the anti-cancer activity of standard widely used non-specific chemotherapy drugs, without enhancing toxicity to normal cells. A second article was published in a well regarded journal, Cell Cycle (Zhuang et al, Oct 15, 2009). Following this publication, several leading cancer research centers in the United States and elsewhere have initiated studies of Lixte compounds against a variety of other human cancer types, most notably breast cancer and sarcomas. These studies are being done with Lixte compounds provided under agreements, which protect the proprietary nature of the compounds, while allowing significant expansion of the Company’s research by academic experts at no additional expense.

The second class of drugs (LB-200) under development by the Company are the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and two companies have an HDACi approved for clinical use, in both cases for the treatment a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have very low toxicity making them attractive candidates for development. It may be surprising that one type of molecule has such diverse effects but these compounds affect biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of Lixte’s HDACi have been demonstrated in the test tube in model systems mimicking injury to brain cells such as occurs in stroke and Alzheimer’s disease. Potentially, this type of protective activity may have application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease). The results of the Company’s studies done in conjunction with a neuroscientist carrying out the work under contract were presented at the annual meeting of the Society for Neuroscience, Chicago, Illinois, on October 17, 2009.

The Company’s primary goal is to bring one of its lead compounds of the LB-100 series to clinical trial. In late 2009 and early 2010, the Company raised sufficient financial resources to carry out the preclinical studies needed for a successful application to the FDA to carry out a Phase I trial. The Company has engaged a leading pharmaceutical company, a clinical research organization, and a drug development company specializing in pharmacologic and toxocologic characterization of new anticancer drugs, to oversee and carry out all studies necessary for FDA approval to take the compounds into an initial clinical trial.

In addition, the Company is pursuing its collaborative work with the National Institute of Disorders and Stroke (NINDS), National Institutes of Health (NIH) under its ongoing Cooperative Research and Development Agreement (CRADA). This work is focused upon increasing understanding of the mechanisms underlying the effectiveness of the LB-100 series in enhancing the anticancer activity of commonly used standard anticancer drugs. This work has in the past and continues to provide insights not only as to how to use Lixte’s compounds most effectively but also potential clues regarding possible new targets for drug discovery and development.

Finally, funds on hand should allow the Company to continue to grow its patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series and to continue operations without raising additional funds, at least, until the third quarter of 2011.

Intellectual Property

The Company has patent applications in seven major areas. Three of these are joint applications with NIH and include the use of PTase-1 (LB-100 series) in the treatment of glioblastoma multiforme (GBM), the most common and most aggressive brain tumor of adults; the treatment of medulloblastoma, the most common brain tumor of children; the treatment of neuroblastoma, the most common cancer of children; and, on the mechanisms by which the PTase-1 exerts its anticancer effects. The other four areas covered by the applications were filed solely by the Company. These areas cover the structure, synthesis, and utility of the Ptase-1 (LB-100) compounds and separately, for HDACi (LB-200) compounds; the use of Lixte’ compounds as neuroprotective agents; and, the use of certain Lixte compounds as tools in the development of human pluripotent (stem cell like) cells for potential use as therapeutic agents.

The Market

Anti-Cancer Drugs

The Company has developed two series of pharmacologically active drugs, the LB-100 series and the LB-200 series. The mechanism by which compounds of the LB-100 series affect cancer cell growth is different from all cancer agents currently approved for clinical use. Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in these model systems. The enhancement of anti-cancer activity of these anti-cancer drugs does not increase discernable toxicity in animals. It is therefore hoped that when combined with standard anti-cancer regimens against many tumor types, the Company’s compounds will improve therapeutic benefit without enhancing toxicity in humans.

If compounds of either series are active against glioblastoma multiforme in the clinic, the potential market for such a drug is estimated to be approximately $800 million annually. This estimate is based on the current use and pricing of the drug, Temozolomide. This drug is given to almost every patient with a diagnosis of glioblastoma multiforme, some 40,000 individuals in the United States and Europe annually. The Company’s compounds may be used in conjunction with Temozolomide and/or following relapse after treatment with Temozolomide, since unfortunately almost all patients with this disease relapse regardless of therapy with current drugs. If, however, as the experimental data in model systems suggests, the Company’s compounds are active against other tumor types and enhance the therapeutic benefit of other standard cancer regimens for common cancers, the Company believes that their potential market could be substantially larger.

Diagnostic Biomarkers

The Company has filed patents on two biomarkers, one associated primarily with cancers of neural tissue such as glioblastoma multiforme, and a second biomarker that is present not only in brain cancers but also in the more common human cancers.

Discovery of the biomarker associated with GBMs provided the insight to the Company’s team that led to the synthesis and development of the LB-100 and LB-200 series. Apart from therapeutic considerations, a biomarker for GBMs reflecting the presence of the disease in biopsies and in cerebrospinal fluid may be valuable for confirming diagnosis and/or documenting effectiveness of treatment and recurrence of disease. The second biomarker may be useful as a tool for screening new compounds for anti-cancer activity in general because it appears to be present in many human cancers.

Marketing Plan

The primary goal of the Company is to take LB-100 through Phase I clinical trials. Because of the novelty and spectrum of activity of LB-100, the Company believes it is reasonably likely it will find a partner in the pharmaceutical industry with interest in this compound. The Company, however, would prefer to delay partnering/licensing until the potential value of its products is augmented by demonstrating there is no impediment to clinical evaluation and a therapeutic dose level is determined in clinical trials. With present funding, the Company believes it can accomplish this goal. Demonstration of clinical usefulness would be expected to substantially increase the value of the Company’s product.

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

Research and Development

Further development of lead compounds from each series (LB-100 and LB-200) now requires pharmacokinetic/pharmacodynamic characterization (how long a drug persists in the blood and how long the drug is active at the intended target) and large animal toxicologic evaluation under conditions meeting FDA requirements. Most anti-cancer drugs fail in development because of unacceptable toxicity. By analogy with mechanistically related compounds, there is good reason to believe, however, that lead compounds of both series of drugs will be able to be given to humans safely by routes and at doses resulting in concentration of drug producing anti-cancer activity in animal model systems. The Company has demonstrated that lead compounds of both types affect their intended targets at doses that produce anti-cancer activity without discernable toxicity in animal models.

The Company’s most valuable resource is its scientific team, a coalition of various experts brought together through contracts and other collaborative arrangements. The team has expertise in cancer biology, proteomics (cancer biomarkers), medicinal and synthetic chemistry, pharmacology, clinical oncology, and drug evaluation. In a short period of time and at very low cost, this group has developed lead compounds of two different classes of drugs that are poised for development as new treatments for several types of cancer. The initial cancer target(s) is expected to be melanoma or glioblastoma multiforme. The choice will depend in part upon pre-IND discussions with the FDA.

Product Overview

The Company’s products will derive directly from its intellectual property, consisting of patent applications. These patents now cover sole rights to the composition and synthesis of the LB-100 and LB-200 series of drugs. Joint patent applications with NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma. The Company has also filed claims for the use of certain homologs of both series of drugs for the potential treatment on neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease), stroke, and traumatic brain injury and of homologs of the LB-200 series for treatment of serious systemic fungal infections and for the treatment of common fungal infections of the skin and nails. Other claims cover biomarkers uniquely associated with specific types of cancer that may provide the bases for assays suitable for cancer detection and patents for development of a tool for screening new compounds for anti-cancer activity.

The Company believes that there are four main markets for potential products that it may develop.

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

3.    Treatments for Neurodegenerative Diseases. Most experts believe that at present there are no significantly effective drugs available for the delay of progression as well as prevention of the common neurodegenerative diseases, including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis Disease (ALS, or Lou Gehrig’s Disease), among a host of rarer chronic diseases of the brain. The Company is exploring mechanisms to evaluate its compounds for these activities with experts in the field, in academic or other not-for–profit settings.

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

Product Development

The Company will become subject to FDA regulations at such time as it pursues development of clinical trials. Additionally, any product for which the Company obtains marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with the Company’s products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

Competition

The life sciences industry is highly competitive and subject to rapid and profound technological change. The Company believes that several companies are investigating biomarkers for every human cancer. These companies include firms seeking a better understanding of molecular variability in human brain tumors with the objective to be able to use such information to design better treatments. The Company’s present and potential competitors include major pharmaceutical companies, as well as specialized biotechnology and life sciences firms in the United States and in other countries. Most of these companies have considerably greater financial, technical and marketing resources than the Company does. Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in the Company’s competitors. The Company’s existing or prospective competitors may develop processes or products that are more effective than the Company’s or be more effective at implementing their technologies to develop commercial products faster. The Company’s competitors may succeed in obtaining patent protection and/or receiving regulatory approval for commercializing products before the Company does. Developments by the Company’s competitors may render the Company’s product candidates obsolete or non-competitive.

The Company also experiences competition from universities and other research institutions, and the Company is likely to compete with others in acquiring technology from those sources. There can be no assurance that others will not develop technologies with significant advantages over those that the Company is seeking to develop. Any such development could harm the Company’s business.

The Company faces competition from other companies seeking to identify and commercialize cancer biomarkers. The Company also competes with universities and other research institutions engaged in research in these areas. Many of the Company’s competitors have greater technical and financial resources than the Company does.

The Company’s ability to compete successfully is based on numerous factors, including:

•	the cost-effectiveness of any product that the Company ultimately commercializes relative to competing products;

•	the ease of use and ready availability of any product that the Company brings to market;

•	the accuracy of a diagnostic test designed by the Company in detecting cancers, including overcoming the propensity for “false positive” results; and

•	the relative speed with which the Company is able to bring any product resulting from its research to market in its target markets.

If the Company is unable to distinguish its products from competing products, or if competing products reach the market first, the Company may be unable to compete successfully with current or future competitors.

Employees

As of December 31, 2009, the Company had no full-time employees. Dr. Kovach is a Professor (part-time) in the Department of Preventive Medicine at SUNY, in Stony Brook, New York. He received approvals from the School of Medicine of Stony Brook University and from the New York State Ethics Commission to operate the Company and to hold greater than 5% of the Company’s outstanding shares.

The Company’s investment commitments in the research efforts pursuant to the CRADA fund two full-time technical assistants who work under the supervision of Dr. Zhuang on the aims of the CRADA. Dr. Kovach devotes approximately 20% of his efforts per year to research planning and design and monitoring the research progress under the CRADA. Dr. Kovach’s contributions are made outside of his academic responsibilities. He directs, coordinates and manages scientific and business development with the advice of the Company’s Board, the advisory committee, and a consultant with expertise in corporate development. The Company is considering adding another board member with specific expertise in cancer biotechnology development and a Chief Operating Officer, at least part-time, to assist in management once an IND is approved.

Government Regulation

At its present stage of development, the Company’s business is not subject to any specific government regulation with respect to its ongoing research and plan service agreement. The Company’s only collaborator at present is National Institute of Neurological Diseases and Stroke (NINDS), National Institutes of Health. This collaboration is defined in CRADA 2165 under which NINDS evaluates compounds for their ability to inhibit the growth of brain tumor cells. The NINDS laboratory that is carrying out this activity is a research laboratory that operates in compliance with various federal and state's statutes and regulations, including OSHA. All activities of this laboratory are monitored by the compliance office of NINDS. There are no other regulations affecting the pursuit of the goals of the business.

Studies done under the CRADA are carried out in compliance with applicable Statutes, Executive Capital Orders, HHS regulations and all FDA, CDC, and NIH policies as specified in Article 13, 13.1 and 13.2, of the PHS CRADA agreement.

The Company’s business will become subject to the regulations of the FDA when it begins to pursue development of clinical trials. Clinical trials are research studies to answer specific questions about new therapies or new ways of using known treatments. Clinical trials determine whether new drugs or treatments are both safe and effective and the FDA has determined that carefully conducted clinical trials are the fastest and safest way to find treatment that work in people.

The ultimate objective of the CRADA is to identify, characterize, and bring to clinical trial regimens for the treatment of human brain tumors (GBMs). The Company estimates that it is at least one year from beginning a clinical trial. The first clinical trial would be sponsored by the Company at a U.S. cancer center experienced in such studies. The Company will file and obtain approval from the FDA of an Investigational New Drug Application (IND). At this point, the Company would become subject to FDA regulation as it sought to obtain an IND for clinical evaluation of a therapeutic regimen with the long-range goal of receiving FDA approval of the drug for commercial use. Approval of an IND from the FDA is the process that triggers FDA review and oversight, as federal law requires that a drug be the subject of an approved marketing application before it is transported to clinical investigations, unless exempted. The IND is the means through which the Company would obtain such exemption. During a new drug's early preclinical development, the Company’s primary goal is to determine if the product is reasonably safe for initial use in humans, and if the compound exhibits pharmacological activity that justifies commercial development. When a product is identified as a viable candidate for further development, the Company would then focus on collecting the data and information necessary to establish that the product will not expose humans to unreasonable risks when used in limited, early-stage clinical studies. The FDA's role in the development of a new drug begins when the Company, having screened the new molecule for pharmacological activity and acute toxicity potential in animals, tests the drug’s diagnostic or therapeutic potential in humans. The legal status of the molecule changes under the Federal Food, Drug, and Cosmetic Act and becomes a new drug subject to specific requirements of the drug regulatory system. Once the IND is submitted, the Company must wait 30 calendar days before initiating any clinical trials. During this time, the FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk.

The first phase of clinical trials, Phase I trials, are the initial studies to determine the metabolism and pharmacologic action of drugs in humans and side effects associated with increasing doses, and to gain early evidence of effectiveness. Patients entering such trials are those for whom no means of therapy is known to be associated with benefit. Such studies, including a proposal for the conduct of the clinical trial, require approval by the FDA.

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

In addition to regulations imposed by the FDA, depending on the Company’s future activities, the Company may become subject to regulation under various federal and state statutes and regulations, such as the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, national restrictions on technology transfer, and import, export and customs regulations. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. The Company is not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to the Company’s business, or whether the Company or its collaborators would be able to comply with any applicable regulations.

In addition, as the Company intends to market its products in international markets, the Company may be required to obtain separate regulatory approvals from the European Union and many other foreign jurisdictions. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The Company may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize its products in any market. As the Company is currently in the development stage, the Company cannot predict the impact on it from any such regulations.

ITEM 1A    RISK FACTORS

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs and diagnostic tests. We are seeking to do so through our internal research programs. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for any of the following reasons:

•
the research methodology used may not be successful in identifying potential product candidates. However, the Company has identified two promising lead candidate compounds which have activity in animal models, one of which, LB-100, is proceeding through pre-clinical evaluation needed for submission of a request (IND) to the FDA to conduct a clinical trial;

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2009 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern. The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities. As a result, the Company believes that its current resources are adequate to fund operations during 2010 and at a minimum through mid-2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase 1 study of LB-100, including initiation of a Phase I clinical trial if no unexpected delays occur in obtaining FDA approval in late 2010 or early 2011.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues, and even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit.

The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in 2011 to satisfy its future working capital requirements.

Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create uncertainty about the Company’s ability to fully implement its operating plan beyond July 2011. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Our success depends on the continued availability and contributions of our Chief Executive Officer and founder, Dr. John S. Kovach, as well as the continued availability and contributions of Dr. Zhengping Zhuang at the NIH. In particular, Dr. Kovach is 73 years old, and, because of his arrangement with the State University of New York, does not devote his full time to us, although Dr. Kovach generally devotes a minimum of twenty hours a week to our business. The loss of services of any of these persons could delay or reduce our product development and commercialization efforts. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significant weaken our management, harm our ability to compete effectively and harm our business.

Our key personnel are involved in other business activities and may face a conflict in selecting between their other business interests and our business.

Dr. John Kovach, our Chief Executive Officer, also is a Professor (part-time) in the Department of Preventive Medicine at Stony Brook University, New York. He may also become involved in the future with other business opportunities, which may become available. Accordingly, our key personnel may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts. Dr. Zhengping Zhuang is a full-time employee of NIH. He participates with the Company under a CRADA with NIH that defines the scope of his collaboration, and he does not face a conflict of interest.

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

We cannot be certain that any patent or patents will be issued. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

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

Dr. John Kovach, our current Chief Executive Officer, was the former stockholder of Lixte, our operating subsidiary, and received shares of our stock in the Reverse Merger. He is currently eligible to sell some of his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply. In this connection, we have sold an aggregate of 3,555,220 shares of Common Stock in private placements occurring in June and July 2006, and 999,995 shares in a December 2007 private placement, all of which are currently eligible to be sold under Rule 144. Additionally, we sold an aggregate of 4,575,000 shares of our Common Stock in private placements in November and December 2009 and February 2010. Such shares will be eligible to be resold under Rule 144 six months from the date of the respective placements.

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

As a result of the Reverse Merger, Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns approximately 48.5% of our outstanding voting stock at the current time. As a result, Dr. Kovach possesses significant influence, giving him the practical ability, among other things, to elect all of the members of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B   UNRESOLVED STAFF COMMENTS

 None

ITEM 2.     PROPERTIES

At present, we conduct all laboratory activities at NIH under the CRADA agreement. The Company maintains a single office in a designated area of Dr. Kovach's residence and receives mail at the post office depot, 248 Route 25A, No. 2, East Setauket, New York 11733. No additional facilities are needed until the Company develops its independent laboratory.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth the range of reported closing prices of the Company’s Common Stock during the periods presented.  Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown or commissions, and may not necessarily represent actual transactions

	High	Low
Year Ended December 31, 2009:
First Quarter	$0.60	$0.16
Second Quarter	$0.75	$0.24
Third Quarter	$1.01	$0.19
Fourth Quarter	$0.75	$0.30

Year Ended December 31, 2008:
First Quarter	$1.10	$0.74
Second Quarter	$1.10	$0.30
Third Quarter	$0.80	$0.22
Fourth Quarter	$1.10	$0.15

Holders

As of March 22, 2010, 35,077,178 shares of our common stock were outstanding, held by approximately 80 stockholders of record.  This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

Our dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2009, the most recently completed fiscal year.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	400,000	$0.42	2,100,000

ITEM 6	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On June 30, 2006, Lixte Biotechnology, Inc., a privately held Delaware corporation (“Lixte”) incorporated on August 9, 2005, completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly-owned subsidiary of SRKP. On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (“Holdings”).  Unless the context indicates otherwise, Lixte and Holdings are hereinafter referred to as the “Company”.

For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte. The stockholders’ equity section of SRKP has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred.

The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

The Company’s common stock was listed for trading on the OTC Bulletin Board commencing September 24, 2007 under the symbol “LIXT”.

Recent Developments

In January 2010, the Company raised $1,787,500 through the sale of its securities, of which $1,200,000 had been advanced at December 31, 2009 (which has been included in the Company’s balance sheet at December 31, 2009 in cash and money market funds and as advances under equity financing), and in February 2010, the Company raised an additional $500,000 through the sale of its securities.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2009, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit.

The Company’s activities in 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal will be to take the Company’s LB-100 compound through a Phase I clinical trial by July 1, 2011.  The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities.  As a result, the Company believes that its current resources are adequate to fund operations during 2010 and at a minimum through mid-2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval, in late 2010 or early 2011.

The amount and timing of future cash requirements will depend on the pace of these programs, in particular, completion of the Phase I trial of LB-100.  After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds in 2011 from a combination of additional debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties.  Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond July 2011, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

Recently Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established a framework for measuring fair value in accordance with generally accepted accounting principles, clarified the definition of fair value within that framework and expanded disclosures about fair value measurements. These new requirements apply whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted these new standards effective January 1, 2008.  In addition, since the issuance of these standards, the FASB has issued several interpretations to clarify the application of these standards.  Additional disclosures required as a result of the Company’s implementation of these new standards are presented in Note 4 to the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for reporting subsequent events.  These new requirements set forth the period after the balance sheet date during which management of an SEC filer should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  These new requirements were effective for interim or annual financial periods ending after June 15, 2009, and are to be applied prospectively.  The adoption of these new requirements by the Company on June 30, 2009 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.  The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with general accepted accounting principles (“GAAP”).  All existing accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification will not be considered authoritative.  However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The FASB authoritative guidance was effective for interim and annual reporting periods ending after September 15, 2009.  Accordingly, all references made by the Company to GAAP in its consolidated financial statements now use the new Codification numbering system.  The Codification does not change or alter existing GAAP.  The adoption of the Codification by the Company on September 30, 2009 did not have any impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material effect on the Company’s consolidated financial statement presentation or disclosures.

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

Plan of Operation

General Overview of Plans

The Company’s original focus was the development of new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company has activity against cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as against the major types of leukemias. LB-100 has now been shown to have activity in animal models of brain tumors of adults and children, and also against melanomas and sarcomas.  Studies in animal models of human melanoma, lymphoma, sarcoma, brain tumors, and the rare neuroendocrine cancer, pheochromocytoma, have demonstrated marked potentiation by LB-100 of the anti-tumor activity of the widely used standard chemotherapeutic drugs. These studies confirm that the LB-100 compounds, combined with any of several “standard anti-cancer drugs”, have broad activity, affecting many different cell types of cancer. This is unusual and important because these compounds may be useful for treatment of cancer in general.

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

During 2009, the Company signed material transfer agreements with academic investigators at major cancer centers in the United States, as well as with one investigator in China with a unique animal model of a sarcoma, to expand molecular and applied studies of the anti-cancer activity of the Company’s compounds.  The Company retained the right to all discoveries made in these studies.

The Company’s longer-term goal is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures. The Company’s immediate focus has shifted to obtaining approval from the FDA to carry a lead compound of the LB-100 series into clinical trial. The Company believes the potent activity of these drugs in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children merits bringing this treatment to patients as rapidly as possible. In addition, the demonstration of clinical benefit would be very important to potential investors and to large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug pipelines.

The significant diversity of the potential therapeutic value of the Company’s compounds stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi and appear to ameliorate pathologic processes that lead to brain injury caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases, including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).  Studies of the potential neuroprotective effects of homologs of each class of the Company’s compounds are continuing under a contract with Southern Research Institute, Birmingham, Alabama.

Plans for 2010 and Beyond

The Company’s primary objective is to complete studies needed for a successful application to the FDA for an Investigational New Drug (“IND”) for the clinical evaluation of LB-100 by the end of the first quarter of 2011. The estimated cost for drug synthesis formulation, pharmacokinetic, and toxicologic studies needed for an IND application has been revised downward to approximately $1,200,000 Accordingly, the Company believes that it currently has sufficient capital to fund its operations, including the continued development of the LB-200 series and the sponsorship of a Phase I clinical trial of LB-100.

The critical need for the next step in the clinical development of LB-100 is to obtain IND approval from the FDA to administer the drug to patients. In order to do this, the Company must demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. A compound that has a mechanism of action similar to that of LB-100 has been given with safety and benefit to cancer patients outside the United States in the past. This compound has a chemical feature which appears to be responsible for most of its toxicity. This feature has been removed from LB-100, making it likely that the Company’s compound will be less toxic and, therefore, safer for human use.

With current resources, the Company will further characterize of the anti-cancer and anti-fungal activity of certain homologs of drugs of the LB-200 series. These studies would be done in collaboration with academic partners.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at December 31, 2009.

Years Ended December 31, 2009 and 2008

General and Administrative Expenses.  For the year ended December 31, 2009, general and administrative expenses were $1,053,611, which consisted of the fair value of restricted common stock and common stock warrants issued to a vendor of $198,000, the vested portion of the fair value of stock options issued to directors and consultants of $547,980, consulting and professional fees of $245,247, insurance expense of $24,019, travel and entertainment costs of $4,742, and other operating costs of $33,623.

For the year ended December 31, 2008, general and administrative expenses were $664,202, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $357,987, consulting and professional fees of $192,473, insurance expense of $23,821, travel and entertainment costs of $31,221, licensing and royalty fees of $25,000, and other operating costs of $33,700.

Depreciation.  For the years ended December 31, 2009 and 2008, depreciation expense was $128 and $615, respectively.

Research and Development Costs.  For the year ended December 31, 2009, research and development costs were $496,517, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $132,933, patent costs of $199,459, laboratory supplies of $11,000, and other costs of $153,125.

For the year ended December 31, 2008, research and development costs were $608,733, which consisted of the fair value of restricted common stock issued to a vendor of $75,000, the vested portion of the fair value of stock options issued to a consultant and a vendor of $138,061, patent costs of $164,782, laboratory supplies of $45,750, and other costs of $185,140.

Interest Income.  For the years ended December 31, 2009 and 2008, interest income was $155 and $3,261, respectively.

Net loss.  For the year ended December 31, 2009, the Company incurred a net loss of $1,551,333, as compared to a net loss of $1,271,522 for the year ended December 31, 2008.

Liquidity and Capital Resources – December 31, 2009

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above”).

The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities.  As a result, the Company believes that its current resources are adequate to fund operations during 2010 and at a minimum through mid-2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I study of LB-100, if no unexpected delays occur in obtaining FDA approval in late 2010 or early 2011.

Operating Activities.  For the year ended December 31, 2009, operating activities utilized cash of $638,440, as compared to utilizing cash of $597,689 for the year ended December 31, 2008.

At December 31, 2008, the Company had a working capital deficiency of $323,676, as compared to a working capital surplus of $1,301,082 at December 31, 2009. The elimination of the working capital deficiency at December 31, 2009 was due primarily to the sale of the Company’s securities pursuant to three closings of a third private placement in February, March and April 2009 that generated net proceeds of $597,050, a fourth private placement in November 2009 that generated net proceeds of $500,000, and $1,200,000 of proceeds advanced under a private placement pending at December 31, 2009 that closed in January 2010.

Investing Activities.  For the year ended December 31, 2009, investing activities consisted of $25,000 placed into a money market fund. There were no investing activities during the year ended December 31, 2008.

Financing Activities.  For the year ended December 31, 2009, financing activities provided net cash of $2,197,050, consisting of the gross proceeds from the sale of securities of $1,210,000, the proceeds advanced under the private placement pending at December 31, 2009 of $1,200,000, and the proceeds from the issuance of a note payable to a consultant of $100,000, reduced by the payment of private placement offering costs of $112,950 and the repayment of notes payable to a consultant of $200,000. For the year ended December 31, 2008, financing activities consisted of the proceeds from a note payable to a consultant of $100,000.

Principal Commitments

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

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”.

Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $11,000 and $45,750 during the years ended December 31, 2009 and 2008, respectively.

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

On October 9, 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins. The Company agreed to pay a fee not to exceed a total of $50,000 for such services, all of which had been paid as of December 31, 2009.

On December 23, 2009, the October 9, 2008 agreement with Southern Research Institute was amended to include certain additional studies of neurodegenerative diseases at an additional estimated cost of $21,200.

On November 17, 2009, the Company entered into an agreement with Johnson Matthey Pharma Services for the preparation of drug materials at a total estimated cost of $45,500, of which $8,125 was paid prior to December 31, 2009.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2009.

		Payments Due By Year
	Total	2010	2011
CRADA (1)	$100,000	$50,000	$50,000
Research and development contracts	58,575	58,575	—
Liquidated damages payable under registration rights agreement (2)	74,000	74,000	—
Due to stockholder (2)	92,717	92,717	—
Total	$325,292	$275,292	$50,000

(1)	Of such amount, $50,000 is included in current liabilities in the Company’s consolidated balance sheet at December 31, 2009.

(2)	Included in current liabilities in the Company’s consolidated balance sheet at December 31, 2009.

On January 5, 2010, the Company engaged Southern Research Institute to perform several of the pre-clinical studies of LB-100 needed for an IND application at a total estimated cost of $109,800.

On March 17, 2010, the Company engaged Theradex to assist the Company in bring LB-100 through the FDA approval process at a total estimated cost of $105,064.

Off-Balance Sheet Arrangements

At December 31, 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related report of our independent registered public accounting firm are attached to this Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 17, 2008, AJ Robbins, P.C. (“Robbins”) was dismissed as the independent accountant of the Company.  The Board of Directors acting in the capacity of an audit committee approved the dismissal of Robbins.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2009 that materially affected or are reasonably likely to affect our internal controls over financial reports.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of our Company as of December 31, 2009.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers.  The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.  Also provided are the biographies of the members of the Scientific Advisory Committee.

Our directors and executive officer are as follows:

Name	Age	Position Held with the Registrant
Dr. John S. Kovach	73	Chief Executive Officer, Director
Dr. Philip F. Palmedo	75	Director
Dr. Stephen K. Carter	72	Director
Dr. Mel Sorensen	52	Director

Biographies of Directors and Executive Officer:

Dr. John S. Kovach

Dr. John S. Kovach founded Lixte in August 2005 and is its President and a member of the Board of Directors.  He received a BA (cum laude) from Princeton University and an MD (AOA) from the College of Physicians & Surgeons, Columbia University.  Dr. Kovach trained in Internal Medicine and Hematology at Presbyterian Hospital, Columbia University and spent six years in the laboratory of Chemical Biology, National Institute of Arthritis and Metabolic diseases studying control of gene expression in bacterial systems.

Dr. Kovach was recruited to Stony Brook University in 2000 to found the Long Island Cancer Center (now named the Stony Brook University Cancer Center).  He is presently a professor (part-time) in the Department of Preventive Medicine at Stony Brook University in Stony Brook, New York.  From 1994 to 2000, Dr. Kovach was Executive Vice President for Medical and Scientific Affairs, City of Hope National Medical Center in Los Angeles, California.  His responsibilities included oversight of all basic and clinical research initiatives at the City of Hope.  During that time he was also Director of the Beckman Research Center at City of Hope and a member of the Arnold and Mabel Beckman Scientific Advisory Board in Newport Beach, California.

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

In 1979, Dr. Palmedo founded the International Resources Group, an international professional services firm in energy, environment and natural resources.  He served as Chairman and CEO until 1988 and continued as Chairman until the company’s sale in 2008.  In 1985, the company was recognized by Inc. Magazine as one of the 500 fastest growing private companies in the U.S.

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

SCIENTIFIC ADVISORY COMMITTEE

The Scientific Advisory Committee (the “Committee”), which is not part of management, advises us in three areas: human molecular pathology; the clinical management of human brain tumors; and medicinal chemistry.  It is planned that the Committee meet as a group annually, with some members participating via telephone conference.  Thus far, the Committee has been apprised of our general objectives and several of the specific challenges and leads for developing improved therapies for human brain tumors.  The Committee members have not provided specific advice thus far that has modified strategy nor do they serve in any management capacity.  The Committee was formalized on June 30, 2006.  The members of our Committee are:

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

Audit Committee

We do not presently have an audit committee.  The board of directors acts in that capacity and has determined that we do not currently have a person qualifying as an audit committee financial expert serving on our board.

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2009.

ITEM 11.	EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2009 and 2008, no individual, including Dr. John Kovach, our current Chief Executive Officer, received any compensation.  Dr. Kovach is reimbursed for any out-of-pocket expenses.  Any future compensation arrangements will be subject to the approval of the board of directors.

Option Grants in 2008 and 2009

None.

Aggregated Option Exercises in 2008 and 2009 Option Values at December 31, 2008 and at 2009

None.

Employment Agreements; Compensation

We have not entered into any employment agreements.  As of December 31, 2009, we had no full-time employees.  For the current fiscal year, Dr. Kovach does not anticipate receiving any compensation from us in view of our early stage status.  He is reimbursed for any out-of-pocket expenses.  Any future compensation arrangements will be subject to the approval of the board of directors.  Dr. Phillip Palmedo, one of our outside directors, has received options to purchase 200,000 shares of common stock at $0.333 per share with one third of the options (66,666 shares) vesting immediately upon joining the board and one third vesting annually for two years on the anniversary of that date.  Dr. Palmedo has also received options to purchase 190,000 shares of common stock at $0.333 per share for services rendered in developing the business plan for Lixte.  Stephen Carter, one of our other outside directors, has received options to purchase 200,000 shares of common stock at $0.333 per share with one half vesting annually on each of September 12, 2008 and 2009.

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

Consulting Agreements

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 share) vesting on September 12, 2008.  The consulting agreement was amended in October 2009 to extend the term to October 2013.  In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 1,000,000 shares at $1.00 per share, 50% of which vested immediately and 50% will vest in October 2010.

In September 2007, the Company entered into a consulting agreement with Francis Johnson and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010.

In July 2009, the Company entered into a consulting agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to provide consulting services for the Company for a period of 12 months and granted to Pro-Active 150,000 shares of restricted stock and three-year warrants to purchase an aggregate of 150,000 shares with exercise prices as follows: 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; and 50,000 shares at $1.25 per share.

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

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Philip F. Palmedo Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 10,332 20,668	0 0 0	0 0 0	0 0 0	0 10,332 20,668

Stephen Carter Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 102,085 30,655	0 0 0	0 0 0	0 0 0	0 102,085 30,655

Mel Sorensen Director	2009 2008	0 0	0 0	0 0	0 12,568	0 0	0 0	30,000 10,000	30,000 22,568

(1)	Consists of grant date fair value calculated pursuant to Black-Scholes option-pricing model recognized as compensation expense in each fiscal year.

Members of the Scientific Advisory Committee

On June 30, 2006, Iwao Ojima, a member of the Scientific Advisory Committee, received options to purchase 50,000 shares of common stock at the initial private placement price of $0.333 per share with one-half of the options (25,000 shares) vesting on the first anniversary of joining the Scientific Advisory Committee and one-half vesting on the second anniversary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2010, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group.  As of March 22, 2010, there were 35,077,189 shares of our common stock issued and outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 22, 2010, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.  Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733.  This table is based upon information supplied by directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers, Directors and 5% stockholders

Dr. John S. Kovach 248 Route 25A, No. 2 East Setauket, New York 11733	17,021,786		48.5%

Dr. Philip F. Palmedo 248 Route 25A, No. 2 East Setauket, New York 11733	1,390,000	(1)	3.9%

Dr. Stephen K. Carter 248 Route 25A, No. 2 East Setauket, New York 11733	200,000	(2)	0.6%

Dr. Mel Sorensen 248 Route 25A, No. 2 East Setauket, New York 11733	150,000	(3)	0.4%

All officers and directors as a group (four persons)	18,761,786	(1)(2)(3)	51.5%

Gil Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	6,640,572	(4)	16.9%

Debbie Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	6,838,845	(5)	17.5%

(1)	Includes options to purchase 390,000 shares of common stock and warrants to purchase 600,000 shares of common stock, which are immediately exercisable.

(2)	Consists of options to purchase 200,000 shares of common stock, which are immediately exercisable or within 60 days.

(3)	Consists of options to purchase 150,000 shares of common stock, which are immediately exercisable.

(4)
Includes 790,000 shares of common stock, options to purchase 1,311,872 shares of common stock, and warrants to purchase 1,000,000 shares of common stock owned directly by Mr. Schwartzberg.  Also includes 204,700 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control; 684,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Mr. Schwartzberg is the co-trustee; and 650,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the David N. Sterling Trust, as to which Mr. Schwartzberg is the co-trustee.  Excludes 1,504,845 shares of common stock and warrants to purchase 2,000,000 shares of common stock owned directly by Debbie Schwartzberg, the wife of Mr. Schwartzberg, as to which Mr. Schwartzberg disclaims beneficial ownership or control.  Options and warrants are immediately exercisable or within 60 days.

(5)
Includes 1,504,845 shares of common stock and warrants to purchase 2,000,000 shares of common stock owned directly by Ms. Schwartzberg.  Also includes 684,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Ms. Schwartzberg is the co-trustee; and 650,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the David N. Sterling Trust, as to which Ms. Schwartzberg is the co-trustee.  Excludes 204,700 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg, the husband of Ms. Schwartzberg, has sole voting, disposition and investment control; and 790,000 shares of common stock, options to purchase 1,311,872 shares of common stock, and warrants to purchase 1,000,000 shares of common stock owned directly by Mr. Schwartzberg, as to which Ms. Schwartzberg disclaims beneficial ownership or control.  The warrants are immediately exercisable.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)           Related Party Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2009.

Most office services are provided without charge by Dr. Kovach, our president.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  Dr. Kovach is involved in other business activities and may, in the future, become involved in other business opportunities that become available, as a result of which he may face a conflict in selecting between us and his other business interests.  We have not formulated a policy for the resolution of such conflicts.

Also, Dr. Kovach has advanced to us an aggregate of $92,717 through December 31, 2009 to meet operating expenses.  Such advances are non-interest bearing and are due on demand.

See “ITEM 11. EXECUTIVE COMPENSATION - Directors Compensation” for disclosure with respect to payments to certain of our directors for services rendered.

(b)           Director Independence

The Company considers Drs. Palmedo, Sorensen and Carter to be “independent directors” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AJ. Robbins, P.C. acted as our independent registered public accounting firm for the fiscal year ended December 31, 2007 and through the interim period ended September 30, 2008.  Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2009 and for the interim periods in 2009.  The following table shows the fees that were incurred by us for audit and other services provided by AJ. Robbins, P.C. in fiscal 2008 through the interim period ended September 30, 2008, and by Weinberg & Company, P.C. in fiscal 2009.  As Weinberg & Company, P.C. was retained as the Company’s independent registered public accounting firm effective December 17, 2008, such firm did not incur any professional fees in fiscal 2008.

	2008	2009
AJ Robbins, P.C.
Audit Fees (1)	$38,760	$-
Audit-Related Fees (2)	-	-
Tax Fees (3)	6,000	-
All Other Fees	-	-
Total	$44,760	$-

	2008	2009
Weinberg & Company, P.C.
Audit Fees (1)	$-	$41,401
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	2,275
All Other Fees (4)	-	2,373
Total	$-	$46,049

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

All audit related services, tax services and other services rendered by AJ. Robbins, P.C. and Weinberg & Company, P.C. were pre-approved by our Board of Directors.  The Board has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits -

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]

3.2	Certificate of Amendment of Certificate of Incorporation[3]

3.2	Bylaws[2]

10.1
Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.[4]

10.2	Amendment No. 6 to CRADA[5]

10.3	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated as of February 5, 2007.[6]

10.4	Amendment dated January 28, 2008 to Agreement with Chem-Master International, Inc.[7]

10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007.[8]

10.6	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]

10.7	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]

10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]

10.9	Amendment to Consulting Agreement with Gil Schwartzberg dated October 15, 2009.[12]

10.10	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]

10.11	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Pro-Active Capital Group, LLC dated July 27, 2009[9]

Exhibit No.	Description
10.12	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.[10]

10.13	Stock Option Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]

10.14	Consulting Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]

31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[12]

32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[12]

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Registration on Form SB-2 as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2007 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2008 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference.

12	Filed herewith.

Financial Statement Schedules – None

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 24, 2010	LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ John S. Kovach
Name: John S. Kovach
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John S. Kovach	Chief Executive Officer, Principal Financial Officer,	March 24, 2010
John S. Kovach	Principal Accounting Officer and Director

/s/ Philip F. Palmedo	Director	March 24, 2010
Philip F. Palmedo

	Director	March __, 2010
Stephen K. Carter

/s/ Mel Sorensen	Director	March 24, 2010
Mel Sorensen

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2009 and 2008, and
 Period from August 9, 2005 (Inception) to December 31, 2009 (Cumulative)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2009 and 2008	F-3

Consolidated Statements of Operations - Years Ended December 31, 2009 and 2008, and Period from August 9, 2005 (Inception) to December 31, 2009 (Cumulative)	F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) - Period from August 9, 2005 (Inception) to December 31, 2009	F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2009 and 2008, and Period from August 9, 2005 (Inception) to December 31, 2009 (Cumulative)	F-6

Notes to Consolidated Financial Statements – Years Ended December 31, 2009 and 2008, and Period from August 9, 2005 (Inception) to December 31, 2009 (Cumulative)	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lixte Biotechnology Holdings, Inc.
East Setauket, New York

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2009 (cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2009 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 24, 2010

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
 (a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash, including $1,175,000 of advances under equity financing	$1,543,991	$10,381
Money market funds, consisting of advance under equity financing	25,000	—
Advances on research and development contract services	5,000	12,500
Prepaid expenses and other current assets	27,354	28,644
Total current assets	1,601,345	51,525
Office equipment, net of accumulated depreciation of $1,782 at December 31, 2008	—	128
Total assets	$1,601,345	$51,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$83,546	$108,484
Notes payable to consultant	—	100,000
Research and development contract liabilities	50,000	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	300,263	375,201

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 30,502,178 shares and 27,932,178 shares at December 31, 2009 and 2008, respectively	3,050	2,793
Advances under equity financing	1,200,000	—
Additional paid-in capital	5,147,583	3,171,877
Deficit accumulated during the development stage	(5,049,551)	(3,498,218)
Total stockholders’ equity (deficiency)	1,301,082	(323,548)
Total liabilities and stockholders’ equity (deficiency)	$1,601,345	$51,653

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2009
	2009	2008	(Cumulative)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $745,980, $357,987 and $2,091,811of stock-based compensation costs for the years ended December 31, 2009 and 2008, and the period from August 9, 2005 (inception) to December 31, 2009 (cumulative), respectively	1,053,611	664,202	3,169,734
Depreciation	128	615	1,910
Research and development costs, including $132,933, $213,061 and $396,830 of stock-based costs for the years ended December 31, 2009 and 2008, and the period from August 9, 2005 (inception) to December 31, 2009 (cumulative), respectively	496,517	608,733	1,777,305
Reverse merger costs	—	—	50,000
Total costs and expenses	1,550,256	1,273,550	4,998,949
Loss from operations	(1,550,256)	(1,273,550)	(4,998,949)
Interest income	155	3,261	25,867
Interest expense	(1,232)	(1,233)	(2,469)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(1,551,333)	$(1,271,522)	$(5,049,551
Net loss per common share – Basic and diluted	$(0.05)	$(0.05)
Weighted average common shares outstanding – Basic and diluted	29,318,178	27,924,528

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to December 31, 2009

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	4,01	—	62,099	—	62,500
Shares issued in private placement, net of offering costs of $214,517	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs of $118,680	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs of $112,950	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	$3,050	$1,200,000	$5,147,583	$(5,049,551)	$1,301,082

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2009
	2009	2008	(Cumulative)
Cash flows from operating activities:
Net loss	$(1,551,333)	$(1,271,522)	$(5,049,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128	615	1,909
Stock-based compensation costs	745,980	357,987	2,091,811
Stock-based research and development costs	132,933	213,061	396,830
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	7,500	75,680	(5,000)
Prepaid expenses and other current assets	1,290	3,473	(27,354)
Increase (decrease) in -
Accounts payable and accrued expenses	(24,938)	34,742	83,546
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	50,000	(11,725)	50,000
Net cash used in operating activities	(638,440)	(597,689)	(2,383,809)

Cash flows from investing activities:
Increase in money market funds	(25,000)	—	(25,000)
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	(25,000)	—	(26,909)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of note payable to consultant	100,000	100,000	200,000
Proceeds advanced under equity financing	1,200,000	—	1,200,000
Repayment of note payable to consultant	(200,000)	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of common stock and common stock units	1,210,000	—	3,043,889
Payment of private placement offering costs	(112,950)	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	2,197,050	100,000	3,954,709

Cash:
Net increase (decrease)	1,533,610	(497,689)	1,543,991
Balance at beginning of period	10,381	508,070	—
Balance at end of period	$1,543,991	$10,381	$1,543,991

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,465	$—	$2,465
Income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008, and
Period from August 9, 2005 (Inception) to December 31, 2009 (Cumulative)

1.  Organization and Business Operations

Organization

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”) incorporated on August 9, 2005, completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly-owned subsidiary of SRKP. On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (“Holdings”).  Unless the context indicates otherwise, Lixte and Holdings are hereinafter referred to as the “Company”.

For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte. The stockholders’ equity section of SRKP has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred.

The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

The Company’s common stock was listed for trading on the OTC Bulletin Board commencing September 24, 2007 under the symbol “LIXT”.

Operating Plans

The Company’s original focus was the development of new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company has activity against cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as against the major types of leukemias. LB-100 has now been shown to have activity in animal models of brain tumors of adults and children, and also against melanomas and sarcomas.  Studies in animal models of human melanoma, lymphoma, sarcoma, brain tumors, and the rare neuroendocrine cancer, pheochromocytoma, have demonstrated marked potentiation by LB-100 of the anti-tumor activity of the widely used standard chemotherapeutic drugs. These studies confirm that the LB-100 compounds, combined with any of several “standard anti-cancer drugs”, have broad activity, affecting many different cell types of cancer. This is unusual and important because these compounds may be useful for treatment of cancer in general.

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

During 2009, the Company signed material transfer agreements with academic investigators at major cancer centers in the United States, as well as with one investigator in China with a unique animal model of a sarcoma, to expand molecular and applied studies of the anti-cancer activity of the Company’s compounds.  The Company retained the right to all discoveries made in these studies.

The Company’s longer-term goal is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures. The Company’s immediate focus has shifted to obtaining approval from the FDA to carry a lead compound of the LB-100 series into clinical trial. The Company believes the potent activity of these drugs in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children merits bringing this treatment to patients as rapidly as possible. In addition, the demonstration of clinical benefit would be very important to potential investors and to large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug pipelines.

The significant diversity of the potential therapeutic value of the Company’s compounds stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi and appear to ameliorate pathologic processes that lead to brain injury caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases, including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).  Studies of the potential neuroprotective effects of homologs of each class of the Company’s compounds are continuing under a contract with Southern Research Institute, Birmingham, Alabama. However, the majority of the Company’s resources will be directed to the clinical study of LB-100 for cancer therapy.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2009, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2009 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit.

The Company’s activities in 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal will be to take the Company’s LB-100 compound through a Phase I clinical trial by July 1, 2011. The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities, to fund its business activities (see Notes 3 and 11). As a result, the Company believes that its current resources are adequate to fund operations during 2010 and at a minimum through mid-2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval, in late 2010 or early 2011.

The amount and timing of future cash requirements will depend on the pace of these programs, in particular, completion of the Phase I trial of LB-100. After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds in 2011 from a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond July 2011, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Holdings and its wholly-owned subsidiary, Lixte. All intercompany balances and transactions have been eliminated in consolidation.

Cash Concentrations

The Company’s cash balances may periodically exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $199,459 and $164,782 for the years ended December 31, 2009 and 2008, respectively, and $525,149 for the period from August 9, 2005 (inception) to December 31, 2009 (cumulative). Patent costs are included in research and development costs in the Company's consolidated statements of operations.

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

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the new accounting rules did not have a material effect on the Company’s financial statements. As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At December 31, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2009	2008

Warrants	4,457,426	546,626
Stock options	3,540,000	2,540,000
Total	7,997,426	3,086,626

Equipment

Equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Fair Value of Financial Instruments

The carrying amounts of cash, money market funds, advances on research and development contracts services, prepaid expenses and other current assets, accounts payable and accrued expenses, notes payable to consultant, research and development contract liabilities, liquidated damages payable under registration rights agreement and due to stockholder approximate their respective fair values due to the short-term nature of these items.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established a framework for measuring fair value in accordance with generally accepted accounting principles, clarified the definition of fair value within that framework and expanded disclosures about fair value measurements. These new requirements apply whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted these new standards effective January 1, 2008.  In addition, since the issuance of these standards, the FASB has issued several interpretations to clarify the application of these standards.  Additional disclosures required as a result of the Company’s implementation of these new standards are presented in Note 4.

In May 2009, the FASB issued authoritative guidance for reporting subsequent events.  These new requirements set forth the period after the balance sheet date during which management of an SEC filer should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  These new requirements were effective for interim or annual financial periods ending after June 15, 2009, and are to be applied prospectively.  The adoption of these new requirements by the Company on June 30, 2009 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.  The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with general accepted accounting principles (“GAAP”).  All existing accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification will not be considered authoritative.  However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The FASB authoritative guidance was effective for interim and annual reporting periods ending after September 15, 2009.  Accordingly, all references made by the Company to GAAP in its consolidated financial statements now use the new Codification numbering system.  The Codification does not change or alter existing GAAP, and therefore the adoption of the Codification by the Company on September 30, 2009 did not have any impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material effect on the Company’s consolidated financial statement presentation or disclosures.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability for all periods presented. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At December 31, 2009, the registration penalty to the investors had not been paid.

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

During the year ended December 31, 2009, the Company completed three closings of a third private placement of common stock units, consisting of a total of 1,420,000 shares of common stock and 1,420,000 warrants to acquire common stock, as follows:

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

Each unit sold in the third private placement consisted of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock on a cashless exercise basis at an exercise price of $0.50 per common share. The Company paid to WestPark Capital, Inc., as placement agent, a commission of 10% and a non-accountable fee of 4% of the gross proceeds of the third private placement and issued five-year warrants to purchase common stock equal to (a) 10% of the number of shares sold in the third private placement exercisable at $0.50 per share and 10% of the number of shares issuable upon exercise of warrants issued in the third private placement exercisable at $0.50 per share; and (b) an additional 2% of the number of shares sold in the third private placement also exercisable at $0.50 per share and 2% of the number of shares issuable upon exercise of the warrants issued in the third private placement exercisable at $0.50 per share.

In conjunction with the closings of the third private placement of common stock units during the year ended December 31, 2009, the Company issued a total of 340,800 five-year warrants to WestPark Capital, Inc., which are exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). Included in the 340,800 warrants issued to WestPark Capital, Inc. are 170,400 warrants which are only exercisable with respect to common shares that are acquired by investors upon their exercise of the warrants acquired as part of the units sold in the third private placement. The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts.  The warrants had no accounting impact on the Company’s consolidated financial statements.

At the request of the holders, the Company has agreed to include any shares sold in the third private placement and any shares issuable upon exercise of the related warrants to be included in any registration statement filed with the Securities and Exchange Commission permitting the resale of such shares, subject to customary cutbacks, at the Company’s sole cost and expense.

Effective November 6, 2009, the Company sold 1,000,000 common stock units to an accredited investor in a fourth private placement at a per unit price of $0.50, resulting in proceeds to the Company of $500,000. There were no commissions paid with respect to the fourth private placement. The closing price of the Company’s common stock on November 6, 2009 was $0.50 per share.

Each unit sold in the fourth private placement consisted of one share of the Company’s common stock, one three-year warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.50 per share, and one three-year warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.75 per share. The warrants do not have any reset provisions.

At the request of the holder, the Company has agreed to include the shares sold in the fourth private placement and any shares issuable upon exercise of the related warrants in any registration statement filed by the Company with the Securities and Exchange Commission permitting the resale of such securities, subject to customary cutbacks. The units sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts.  The warrants had no accounting impact on the Company’s consolidated financial statements.

In January 2010, the Company raised $1,787,500 through the sale of its securities, of which $1,200,000 had been advanced at December 31, 2009 (which has been included in the accompanying balance sheet at December 31, 2009 in cash and money market funds and as advances under equity financing), and in February 2010, the Company raised an additional $500,000 through the sale of its securities (see Note 11).

4.  Money Market Funds — Fair Value

           Money market funds at December 31, 2009 consisted of an investment in the Class A Shares of Western Asset New York Municipal Money Market Fund with a market value of $25,000.  The stated purpose of this money market fund is to provide income exempt from both regular federal income tax and New York State and New York City personal income tax from a portfolio of high quality short-term municipal obligations selected for liquidity and stability of principal.  The Company did not have any investment in money market funds at December 31, 2008.

Effective January 1, 2008, the Company adopted new standards which established a framework for measuring fair value, clarified the definition of fair value within that framework, and expanded disclosures about fair value measurements.  These new standards established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:  quoted prices (unadjusted) in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.  Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2:  inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3:  unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.  Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with new standards, the Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety.  In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to the new standards at each reporting period end.

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.  The following table presents money market funds at their level within the fair value hierarchy at December 31, 2009.

	Total	Level 1	Level 2	Level 3

December 31, 2009:
Money market funds	$25,000	$25,000	$—	$—

5.  Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At December 31, 2009 and 2008, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the years ended December 31, 2009 and 2008, and for the period from August 9, 2005 (inception) through December 31, 2009 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

 Dr. Kovach is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

6.  Notes Payable to Consultant

On October 3, 2008, the Company borrowed $100,000 from Gil Schwartzberg, a consultant to the Company, pursuant to an unsecured demand promissory note with interest at 5% per annum, to fund the Company’s short-term working capital requirements. The note, including accrued interest of $834, was repaid on February 7, 2009. An additional interest payment of $851 was made on April 27, 2009.

On September 30, 2009, the Company borrowed $100,000 from Gil Schwartzberg, a consultant to the Company, pursuant to an unsecured demand promissory note with interest at 5% per annum, to fund the Company’s short-term working capital requirements. The note, including accrued interest of $780, was repaid on November 26, 2009.

Additional transactions between the Company and Gil Schwartzberg are described in Note 8.

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

8.  Stock Options and Warrants

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 was charged to operations ratably from July 1, 2006 through June 30, 2008. During the year ended December 31, 2008, the Company recorded a charge to operations of $10,332 with respect to these options.

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

On June 30, 2006, effective with the closing of the Exchange, the Company granted to two members of its Scientific Advisory Committee stock options to purchase an aggregate of 100,000 shares of common stock exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations ratably from July 1, 2006 through June 30, 2008. During the year ended December 31, 2008, the Company recorded a credit to operations of  $3,336 with respect to these options. In August 2008, one of the members resigned from his position and waived his right to his vested stock option to purchase 50,000 shares of common stock.

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

On February 5, 2007, the Company entered into an agreement (the “Chem-Master Agreement”)  with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs during the year ended December 31, 2007, since the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option has been reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. On February 5, 2009, the fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.60 per share), which resulted in a charge to operations of $19,143 and $40,857 during the years ended December 31, 2009 and 2008. The Company granted the second five-year option on February 5, 2009.

On September 30, 2008, the fair value of the aforementioned stock option was initially calculated using the following Black-Scholes input variables: stock price - $0.50; exercise price - $0.333; expected life – 5.35 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%. On February 5, 2009, the fair value of the aforementioned stock option was calculated for the stock option revaluation purposes using the following Black-Scholes input variables: stock price - $0.60; exercise price - $0.333; expected life – 5 years; expected volatility – 414.1%; expected dividend yield - 0%; risk-free interest rate – 1.89%.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock, valued at $75,000, and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $96,000 ($0.48 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.75; exercise price - $1.65; expected life - 5 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%.

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On December 31, 2009, the fair value of the aforementioned stock options was determined to be $94,000 ($0.47 per share) calculated using the following Black-Scholes input variables: stock price - $0.49; exercise price - $1.65; expected life - 3.09 years; expected volatility – 251.0%; expected dividend yield - 0%; risk-free interest rate - 1.40%, which resulted in a charge to operations of $46,201 during the year ended December 31, 2009. On December 31, 2008, the fair value of the aforementioned stock options was determined to be $114,000 ($0.57 per share) calculated using the following Black-Scholes input variables: stock price - $0.57; exercise price - $1.65; expected life - 4.09 years; expected volatility – 335.0%; expected dividend yield - 0%; risk-free interest rate - 1.90%, which resulted in a charge to operations of $34,862 during the year ended December 31, 2008.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2009. During the years ended December 31, 2009 and 2008, the Company recorded a charge to operations of $102,085 and $71,260, respectively, with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg, pursuant to which the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining unvested portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2008. On September 12, 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $325,000 ($0.65 per share).  During the year ended December 31, 2008, the Company recorded a charge to operations of $236,338, with respect to these options.

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2010. The remaining unvested portion of the fair value of the options is being charged to operations ratably from October 15, 2009 through October 15, 2010. On December 31, 2009, the fair value of the unvested portion of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $245,000 ($0.49 per share) , which resulted in a charge to operations of $51,685 during the year ended December 31, 2009.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On December 31, 2009 and 2008, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $147,000 ($0.49 per share) and $171,000 ($0.57 per share), respectively, which resulted in a charge to operations of $67,589 and $62,342 during the years ended December 31, 2009 and 2008, respectively.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On December 31, 2008, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables:  stock price - $0.57; exercise price - $0.333 to $1.00; expected life – 4.72 years; expected volatility – 335.0%; expected dividend yield - 0%; risk-free interest rate - 1.90%. On December 31, 2009, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables:  stock price - $0.48; exercise price - $0.333 to $1.00; expected life - 4.72 to 4.79 years; expected volatility – 251.0%; expected dividend yield - 0%; risk-free interest rate – 1.40%. As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors at December 31, 2009 and 2008.

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

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and CEO of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the years ended December 31, 2009 and 2008, the Company recorded a charge to operations of $50,035 and $12,568, respectively, with respect to these options.

On October 7, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables:  stock price - $0.50; exercise price - $0.50; expected life - 5 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%.

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to the Company to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations.  In exchange for such consulting advice, at the initiation of the agreement, the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The fair value of the 150,000 shares issued was determined to be $100,500 ($0.67 per share), reflecting the price per share of the Company’s common stock, as quoted on the OTC Bulletin Board, on the transaction date. The fair value of the three-year warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.65 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.67; exercise price - $0.75 to $1.25; expected life - 3 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate - 1.91%. The $198,000 aggregate fair value of the shares and warrants issued was charged to operations as stock-based compensation on July 27, 2009, since the shares and warrants were fully vested and non-forfeitable on the date of issuance.

Additional information with respect to common stock warrants and stock options issued is provided at Notes 3, 10 and 11.

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2006	916,626	$0.333	4.51
Granted	1,720,000	0.743	4.35
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at December 31, 2007	2,636,626	0.600	4.32
Granted	500,000	0.927	4.71
Exercised	—	—	—
Cancelled	(50,000)	0.333	2.75
Options and warrants outstanding at December 31, 2008	3,086,626	$0.658	3.55
Granted	4,910,800	0.668	3.61
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664	3.20

Options and warrants exercisable at December 31, 2008	2,286,626	$0.641	3.06
Options and warrants exercisable at December 31, 2009	7,027,026	$0.637	3.02

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2009 was $230,260, based on a fair market value of $0.49 per share on December 31, 2009. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2008 was $276,490, based on a fair market value of $0.57 per share on December 31, 2008.

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $298,900 at December 31, 2009, which is being recognized subsequent to December 31, 2009 over a weighted-average period of 9.7 months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at December 31, 2009:

	Warrants And	Warrants And
Exercise	Options Outstanding	Options Exercisable
Prices	(Shares)	(Shares)
$0.333	1,566,626	1,466,626
$0.500	2,960,800	2,690,400
$0.650	120,000	120,000
$0.750	1,050,000	1,050,000
$1.000	2,050,000	1,550,000
$1.250	50,000	50,000
$1.650	200,000	100,000
	7,997,426	7,027,026

Outstanding options and warrants to acquire 800,000 shares of the Company’s common stock had not vested at December 31, 2009. At December 31, 2009, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 3).

9.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2009 and 2008 are summarized below.

	December 31,
	2009	2008
Start-up and organization costs	$104,000	$411,000
Contingent liability	31,000	31,000
Net operating loss carryforwards	951,000	333,000
Total deferred tax assets	1,086,000	775,000
Valuation allowance	(1,086,000)	(775,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2009 and 2008, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2009 and 2008 due to the losses incurred during such periods. A reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2009 and 2008 is summarized below.

	Years Ended December 31,
	2009	2008

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible stock-based compensation	19.3%	15.3)%
Adjustment to deferred tax asset	(1.7)%	1.7%
Change in valuation allowance	16.4%	17.0%
Effective tax rate	0.0%	0.0%

At December 31, 2009, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $2,291,000 which, if not utilized earlier, expire in 2028.

10.  Commitments and Contingencies

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

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as “LB-1”, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”.

Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $11,000 and $45,750 during the years ended December 31, 2009 and 2008, respectively.

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

On October 9, 2008, the Company engaged Southern Research Institute, Birmingham, Alabama, to assess one lead compound from each of two classes of its proprietary pharmacological agents for effects on normal neuronal cells and to determine if the compounds protect normal brain cells from injury in several different models of chemical and traumatic brain injury. The goal is to determine if these agents have promise as potentially useful for the prevention, amelioration or delay of progression of neurodegenerative diseases such as Alzheimer’s disease and other neurological diseases or impairments resulting from trauma and/or other diverse or unknown origins. The Company agreed to pay a fee not to exceed a total of $50,000 for such services, all of which had been paid as of December 31, 2009.

On December 23, 2009, the Company’s agreement with Southern Research Institute was amended to include certain additional studies of neurodegenerative diseases at an additional estimated cost of $21,200.

On November 17, 2009, the Company entered into an agreement with Johnson Matthey Pharma Services for the preparation of drug materials at a total estimated cost of $45,500, of which $8,125 was paid prior to December 31, 2009.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2009.

		Payments Due By Year
	Total	2010	2011
CRADA (1)	$100,000	$50,000	$50,000
Research and development contracts	58,575	58,575	—
Liquidated damages payable under registration rights agreement (2)	74,000	74,000	—
Due to stockholder (2)	92,717	92,717	—
Total	$325,292	$275,292	$50,000

(1)	Of such amount, $50,000 is included in current liabilities in the accompanying consolidated balance sheet at December 31, 2009.

(2)	Included in current liabilities in the accompanying consolidated balance sheet at December 31, 2009.

11.  Subsequent Events

Effective January 20, 2010, the Company raised $1,787,500 in a private placement of units sold to certain of its existing stockholders or their designees, all of whom were accredited investors, consisting of an aggregate of 3,575,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The warrants do not have any reset provisions.  The closing price of the Company’s common stock on January 20, 2010 was $0.49 per share.  There were no commissions paid with respect to the private placement.  Upon request by the holder, the Company has agreed to include the shares issued and those shares issuable upon exercise of the warrants in any registration statement filed by the Company with the Securities and Exchange Commission permitting the resale of such securities, subject to customary cutbacks. The units sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Company expects to account for the issuance of the units as a capital transaction. As of December 31, 2009, $1,200,000 had been advanced to the Company under this private placement.

Effective February 22, 2010, the Company raised $500,000 through the sale to an accredited investor of 1,000,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The warrants do not have any reset provisions.  The closing price of the Company’s common stock on February 22, 2010 was $0.50 per share.  There were no commissions paid with respect to the private placement.  Upon request by the holder, the Company has agreed to include the shares issued and those shares issuable upon exercise of the warrants in any registration statement filed by the Company with the Securities and Exchange Commission permitting the resale of such securities, subject to customary cutbacks. The units sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Company expects to account for the issuance of the units as a capital transaction.

On January 5, 2010, the Company engaged Southern Research Institute to perform several of the pre-clinical studies of LB-100 needed for an Investigational New Drug (“IND”) application at a total estimated cost of $109,800.

On March 17, 2010, the Company engaged Theradex to assist the Company in bring LB-100 through the FDA approval process at a total estimated cost of $105,064.