Form 10-Q
period 2010-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2010-05-04
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the Company had 35,077,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
 (a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash	$329,123	$1,543,991
Money market funds	2,075,042	25,000
Advances on research and development contract services	32,530	5,000
Prepaid expenses and other current assets	21,229	27,354
Total current assets	$2,457,924	$1,601,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,202	$83,546
Research and development contract liabilities	56,031	50,000
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	326,950	300,263

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued – None	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 35,077,178 shares and 30,502,178 shares at March 31, 2010 and December 31, 2009, respectively	3,508	3,050
Advances under equity financing	—	1,200,000
Additional paid-in capital	7,527,253	5,147,583
Deficit accumulated during the development stage	(5,399,787)	(5,049,551)
Total stockholders’ equity	2,130,974	1,301,082
Total liabilities and stockholders’ equity	$2,457,924	$1,601,345

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2010
	2010	2009	(Cumulative)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $72,740, $37,514 and $2,164,551 of stock-based compensation costs for the three months ended March 31, 2010 and 2009, and the period from August 9, 2005 (inception) to March 31, 2010 (cumulative), respectively	188,579	153,119	3,358,313
Depreciation	—	127	1,910
Research and development costs, including $19,888, $39,862 and $416,718 of stock-based costs for the three months ended March 31, 2010 and 2009, and the period from August 9, 2005 (inception) to March 31, 2010 (cumulative), respectively	161,872	125,878	1,939,177
Reverse merger costs	—	—	50,000
Total costs and expenses	350,451	279,124	5,349,400
Loss from operations	(350,451)	(279,124)	(5,349,400)
Interest income	215	7	26,082
Interest expense	—	(452)	(2,469)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(350,236)	$(279,569)	$(5,399,787
Net loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	33,693,845	28,374,845

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2010

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding Stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	72,740	—	72,740
Stock-based research and development costs	—	—	—	19,888	—	19,888
Net loss	—	—	—	—	(350,236)	(350,236)
Balance, March 31, 2010 (Unaudited)	35,077,178	$3,508	$—	$7,527,253	$(5,399,787)	$2,130,974

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2010
	2010	2009	(Cumulative)
Cash flows from operating activities:
Net loss	$(350,236)	$(279,569)	$(5,399,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	127	1,909
Stock-based compensation costs	72,740	37,514	2,164,551
Stock-based research and development costs	19,888	39,862	416,718
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(27,530)	6,250	(32,530)
Prepaid expenses and other current assets	6,125	6,580	(21,229)
Increase (decrease) in -
Accounts payable and accrued expenses	20,656	(16,586)	104,202
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	6,031	—	56,031
Net cash used in operating activities	(252,326)	(205,822)	(2,636,135)

Cash flows from investing activities:
Increase in money market funds	(2,050,042)	—	(2,075,042)
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	(2,050,042)	—	(2,076,951)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	(100,000)	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	1,087,500	460,000	5,331,389
Payment of private placement offering costs	—	(77,750)	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	1,087,500	282,250	5,042,209

Cash:
Net increase (decrease)	(1,214,868)	76,428	329,123
Balance at beginning of period	1,543,991	10,381	—
Balance at end of period	$329,123	$86,809	$329,123

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$834	$2,465
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$1,200,000	$—	$1,200,000

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2010 and 2009, and
Period from August 9, 2005 (Inception) to March 31, 2010 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at March 31, 2010, for the three months ended March 31, 2010 and 2009, and for the period from August 9, 2005 (inception) to March 31, 2010 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and for the period from August 9, 2005 (inception) to March 31, 2010 (cumulative), and its cash flows for the three months ended March 31, 2010 and 2009, and for the period from August 9, 2005 (inception) to March 31, 2009 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with Securities and Exchange Commission.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 2010, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2010 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities in 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal will be to take the Company’s LB-100 compound through a Phase I clinical trial by July 1, 2011. As a result of the recent sale of its securities in November 2009, January 2010 and February 2010, the Company believes that its current resources are adequate to fund operations during the remainder of 2010 and at a minimum through mid-2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval, in late 2010 or early 2011.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $88,689 and $20,766 for the three months ended March 31, 2010 and 2009, respectively, and $613,838 for the period from August 9, 2005 (inception) to March 31, 2009 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company has elected to deduct research and development costs on a current basis for federal income tax purposes.  Start-up and organization costs are being deferred until the Company commences revenue-generating operations, at which time such costs will be written off over a 180-month period.

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

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the new accounting rules did not have a material effect on the Company’s financial statements. As of March 31, 2010, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At March 31, 2010 and 2009, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2010	2009

Warrants	13,607,426	1,687,426
Stock options	3,540,000	2,540,000
Total	17,147,426	4,227,426

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability for all periods presented. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At March 31, 2010, the registration penalty to the investors had not been paid.

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

Effective January 20, 2010, the Company raised $1,787,500 in a fifth private placement of units sold to certain of its existing stockholders or their designees, all of whom were accredited investors, consisting of an aggregate of 3,575,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The warrants do not have any reset provisions.  The closing price of the Company’s common stock on January 20, 2010 was $0.49 per share.  There were no commissions paid with respect to the private placement.  Upon request by the holder, the Company has agreed to include the shares issued and those shares issuable upon exercise of the warrants in any registration statement filed by the Company with the Securities and Exchange Commission permitting the resale of such securities, subject to customary cutbacks. The units sold were not registered under the Act, in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Company accounted for the issuance of the units as a capital transaction. As of December 31, 2009, $1,200,000 had been advanced to the Company under this private placement.

Effective February 22, 2010, the Company raised $500,000 through the sale to an accredited investor of 1,000,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The warrants do not have any reset provisions.  The closing price of the Company’s common stock on February 22, 2010 was $0.50 per share.  There were no commissions paid with respect to the private placement.  Upon request by the holder, the Company has agreed to include the shares issued and those shares issuable upon exercise of the warrants in any registration statement filed by the Company with the Securities and Exchange Commission permitting the resale of such securities, subject to customary cutbacks. The units sold were not registered under the Act, in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Company accounted for the issuance of the units as a capital transaction

5.  Money Market Funds — Fair Value

Money market funds at March 31, 2010 and December 31, 2009 consisted of an investment in the Class A Shares of Western Asset New York Municipal Money Market Fund with a market value of $2,075,042 and $25,000, respectively.  The stated purpose of this money market fund is to provide income exempt from both regular federal income tax and New York State and New York City personal income tax from a portfolio of high quality short-term municipal obligations selected for liquidity and stability of principal.

Effective January 1, 2008, the Company adopted new standards which established a framework for measuring fair value, clarified the definition of fair value within that framework, and expanded disclosures about fair value measurements.  These new standards established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value are classified and disclosed in one of three categories, as presented below.  These new standards also require disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.  The following table presents money market funds at their level within the fair value hierarchy at March 31, 2010 and December 31, 2009.

	Total	Level 1	Level 2	Level 3

March 31, 2010:
Money market funds	$2,075,042	$2,075,042	$—	$—

December 31, 2009:
Money market funds	$25,000	$25,000	$—	$—

6.  Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At March 31, 2010 and December 31, 2009, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the three months ended March 31, 2010 and 2009, and for the period from August 9, 2005 (inception) through March 31, 2010 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

Dr. Kovach is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

7.  Notes Payable to Consultant

On October 3, 2008, the Company borrowed $100,000 from Gil Schwartzberg, a consultant to the Company, pursuant to an unsecured demand promissory note with interest at 5% per annum, to fund the Company’s short-term working capital requirements. The note, including accrued interest of $834, was repaid on February 7, 2009. An additional interest payment of $851 was made on April 27, 2009.

On September 30, 2009, the Company borrowed $100,000 from Gil Schwartzberg pursuant to an unsecured demand promissory note with interest at 5% per annum, to fund the Company’s short-term working capital requirements. The note, including accrued interest of $780, was repaid on November 26, 2009.

Additional transactions between the Company and Gil Schwartzberg are described in Note 9.

8.  Common Stock and Preferred Stock

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

9.  Stock Options and Warrants

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

On February 5, 2007, the Company entered into an agreement (the “Chem-Master Agreement”)  with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs on February 5, 2007 as the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option has been reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. On February 5, 2009, the fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.60 per share), which resulted in a charge to operations of $19,143 during the three months ended March 31, 2009. The Company granted the second five-year option on February 5, 2009.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On March 31, 2010, the fair value of the aforementioned stock options was determined to be $92,000 ($0.46 per share) calculated using the following Black-Scholes input variables: stock price - $0.50; exercise price - $1.65; expected life - 2.84 years; expected volatility – 238.6%; expected dividend yield - 0%; risk-free interest rate - 1.60%, which resulted in a charge to operations of $7,258 during the three months ended March 31, 2010. On March 31, 2009, the fair value of the aforementioned stock options was determined to be $110,000 ($0.55 per share) calculated using the following Black-Scholes input variables: stock price - $0.55; exercise price - $1.65; expected life - 3.84 years; expected volatility – 414.1%; expected dividend yield - 0%; risk-free interest rate - 1.89%, which resulted in a charge to operations of $7,760 during the three months ended March 31, 2009.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and was charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months ended March 31, 2009, the Company recorded a charge to operations of $25,151 with respect to these options. Effective April 20, 2010, Dr. Carter resigned as a director for personal reasons.  Consequently, pursuant to the stock option agreement, Dr. Carter has twelve months from April 20, 2010 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

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

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options is being charged to operations ratably from October 15, 2009 through October 15, 2010. On March 31, 2010, the fair value of the unvested portion of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $245,000 ($0.49 per share) , which resulted in a charge to operations of $60,411 during the three months ended March 31, 2010.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On March 31, 2010 and 2009, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $150,000 ($0.50 per share) and $165,000 ($0.55 per share), respectively, which resulted in a charge to operations of $12,630 and $12,959 during the three months ended March 31, 2010 and 2009, respectively.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On October 15, 2009, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.75; exercise price - $1.00; expected life - 5 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 1.91%. On March 31, 2010, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables:  stock price - $0.50; exercise price - $0.333 to $1.00; expected life – 4.48 to 4.54 years; expected volatility – 238.6%; expected dividend yield - 0%; risk-free interest rate - 1.60%. On March 31, 2009, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables:  stock price - $0.55; exercise price - $0.333; expected life - 4.48; expected volatility – 414.1%; expected dividend yield - 0%; risk-free interest rate – 1.89%. As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors at March 31, 2010 and 2009.

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Mirador Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador was to provide the Company with various financial services. Pursuant to the Mirador Agreement, the Company agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share). The fair value of this transaction was determined to be in excess of the purchase price by $262,250 ($1.049 per share), reflecting the difference between the $0.001 purchase price and the $1.05 price per share as quoted on the OTC Bulletin Board on the transaction date, and was charged to operations as stock-based compensation on September 20, 2007, being that the shares were fully vested and non-forfeitable on the date of issuance.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and Chief Executive Officer of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the three months ended March 31, 2010 and 2009, the Company recorded a charge to operations of $12,329 and $12,363, respectively, with respect to these options. On April 7, 2010, a new agreement was established with Dr. Sorensen providing for consultation and advice over the ensuing twelve month period regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series for an annual fee of $25,000, payable in two installments of $12,500 each due on April 15, 2010 and October 15, 2011.

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

Additional information with respect to common stock warrants and stock options issued is provided at Notes 4 and 10.

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2007	2,636,626	$0.600	4.32
Granted	500,000	0.927	4.71
Exercised	—	—	—
Cancelled	(50,000)	0.333	2.75
Options and warrants outstanding at December 31, 2008	3,086,626	0.658	3.55
Granted	4,910,800	0.668	3.61
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664	3.30
Granted	9,150,000	0.625	2.83
Exercised	—	—	—
Cancelled	—	—	—
Options and warrants outstanding at March 31, 2010	17,147,426	$0.643	2.89

Options and warrants exercisable at December 31, 2009	7,027,026	$0.637	3.02
Options and warrants exercisable at March 31, 2010	16,202,026	$0.630	2.81

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at March 31, 2010 was $244,930, based on a fair market value of $0.50 per share on March 31, 2010. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2009 was $230,260, based on a fair market value of $0.49 per share on December 31, 2009.

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $206,275 at March 31, 2010, which is being recognized subsequent to March 31, 2010 over a weighted-average period of 6.8 months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at March 31, 2010:

	Warrants And	Warrants And
Exercise	Options Outstanding	Options Exercisable
Prices	(Shares)	(Shares)
$0.333	1,566,626	1,466,626
$0.500	7,535,800	7,290,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$1.000	2,050,000	1,550,000
$1.250	50,000	50,000
$1.650	200,000	100,000
	17,147,426	16,202,026

Outstanding options and warrants to acquire 775,000 shares of the Company’s common stock had not vested at March 31, 2010. At March 31, 2010, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $13,000 and $9,000 during the three months ended March 31, 2010 and 2009, respectively.

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

On November 17, 2009, the Company entered into an agreement with Johnson Matthey Pharma Services for the preparation of drug materials at a total estimated cost of $45,500, of which $8,125 had been paid as of March 31, 2010.

On December 23, 2009, the Company’s agreement with Southern Research Institute was amended to include certain additional studies of neurodegenerative diseases at an additional estimated cost of $21,200.

On January 5, 2010, the Company engaged Southern Research Institute to perform several of the pre-clinical studies of LB-100 needed for an Investigational New Drug (“IND”) application at a total estimated cost of $109,800, of which $48,045 had been paid as of March 31, 2010.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064.

On April 15, 2010, the Company entered into an agreement with Ascentage Pharma Group to assist in the pharmacological characterization of the Company’s proprietary compounds at a total estimated cost of $30,000. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director.  Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders.  However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2010 aggregating $492,111, of which $222,748 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2010.

		Payments Due By Year
	Total	2010	2011
CRADA	$100,000	$50,000	$50,000
Research and development contracts	225,394	225,394	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$492,111	$442,111	$50,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

In January and February 2010, the Company raised $1,787,500 and $500,000, respectively, through the sale of its securities.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 2010, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2010 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities in 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal will be to take the Company’s LB-100 compound through a Phase I clinical trial by July 1, 2011. As a result of the recent sale of its securities in November 2009, January 2010 and February 2010, the Company believes that its current resources are adequate to fund operations during the remainder of 2010 and at a minimum through mid-2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval, in late 2010 or early 2011.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at March 31, 2010.

Three Months Ended March 31, 2010 and 2009

General and Administrative Expenses.  For the three months ended March 31, 2010, general and administrative expenses were $188,579, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $72,740, consulting and professional fees of $103,652, insurance expense of $6,125, stock transfer fees of $2,278, travel and entertainment costs of $610, and other operating costs of $3,174.

For the three months ended March 31, 2009, general and administrative expenses were $153,119, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $37,514, consulting and professional fees of $97,145, insurance expense of $5,955, stock transfer fees of $3,170, travel and entertainment costs of $1,401, and other operating costs of $7,934.

Depreciation.  For the three months ended March 31, 2010 and 2009, depreciation expense was
 $-0- and $127, respectively.

Research and Development Costs.  For the three months ended March 31, 2010, research and development costs were $161,872, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $19,888, patent costs of $88,688, laboratory supplies of $13,000, and other costs of $40,296.

For the three months ended March 31, 2009, research and development costs were $125,878, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $39,862, patent costs of $20,766, laboratory supplies of $9,000, and other costs of $56,250.

Interest Income.  For the three months ended March 31, 2010 and 2009, interest income was $215 and $7, respectively.

Net loss.  For the three months ended March 31, 2010, the Company incurred a net loss of $350,236, as compared to a net loss of $279,569 for the three months ended March 31, 2009.

Liquidity and Capital Resources – March 31, 2010

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above”).

The Company’s activities in 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal will be to take the Company’s LB-100 compound through a Phase I clinical trial by July 1, 2011. As a result of the recent sale of its securities in November 2009, January 2010 and February 2010, the Company believes that its current resources are adequate to fund operations during the remainder of 2010 and at a minimum through mid-2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval, in late 2010 or early 2011.

Operating Activities.  For the three months ended March 31, 2010, operating activities utilized cash of $252,326, as compared to utilizing cash of $205,822 for the three months ended March 31, 2009.

At March 31, 2010, the Company had a working capital surplus of $2,130,974, as compared to a working capital surplus of $1,301,082 at December 31, 2009. The increase in working capital at March 31, 2010 was due primarily to the sale of the Company’s securities pursuant to two private placements occurring in January and February 2010 that generated net proceeds of $1,087,501 reduced by $1,200,000 of advances on such financing received in December 2009.

Investing Activities.  For the three months ended March 31, 2010, investing activities consisted of $2,050,042 placed into a money market fund. There were no investing activities during the three months ended March 31, 2009.

Financing Activities.  For the three months ended March 31, 2010, financing activities provided net cash of $1,087,500, consisting of the gross proceeds from the sale of securities of $2,287,500, less $1,200,000 of advances received through December 31, 2009. For the three months ended March 31, 2009, financing activities provided net cash of $282,250, consisting of the gross proceeds from the sale of common stock of $460,000, reduced by the payment of private placement offering costs of $77,750 and the repayment of a note payable to a consultant of $100,000.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor, and expenses aggregating $13,000 and $9,000 during the three months ended March 31, 2010 and 2009, respectively.

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

On January 5, 2010, the Company engaged Southern Research Institute to perform several of the pre-clinical studies of LB-100 needed for an Investigational New Drug (“IND”) application at a total estimated cost of $109,800, of which $48,045 had been paid as of March 31, 2010.

On November 17, 2009, the Company entered into an agreement with Johnson Matthey Pharma Services for the preparation of drug materials at a total estimated cost of $45,500, of which $8,125 had been paid as of March 31, 2010.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064.

On April 15, 2010, the Company entered into an agreement with Ascentage Pharma Group to assist in the pharmacological characterization of the Company’s proprietary compounds at a total estimated cost of $30,000. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director.  Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders.  However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2010 aggregating $492,111, of which $222,748 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2010.

		Payments Due By Year
	Total	2010	2011
CRADA	$100,000	$50,000	$50,000
Research and development contracts	225,394	225,394	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$492,111	$442,111	$50,000

Off-Balance Sheet Arrangements

At March 31, 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls Over Financial Reporting

In addition, the Company’s management, with the participation of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending or threatened legal proceedings.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 20, 2010, the Company raised $1,787,500 in a fifth private placement of units sold to certain of its existing stockholders or their designees, all of whom were accredited investors, consisting of an aggregate of 3,575,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The units sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder.

Effective February 22, 2010, the Company raised $500,000 through the sale to an accredited investor of 1,000,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three year-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The units sold were not registered under the Act, in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective April 20, 2010, Stephen Carter resigned from the Company’s Board of Directors for personal reasons.

ITEM 6.	EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 3, 2010	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.