Form 10-Q
period 2010-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2010-11-04
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, the Company had 35,077,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2010 (Unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months End September 30, 2010 and 2009, Nine Months Ended September 30, 2010 and 2009, and Period from August 9, 2005 (Inception) to September 30, 2010 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited) - August 9, 2005 (Inception) to September 30, 2010	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Nine Months Ended September 30, 2010 and 2009, and Period from August 9, 2005 (Inception) to September 30, 2010 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements (Unaudited) -
Three Months Ended September 30, 2010 and 2009, Nine Months Ended September 30, 2010 and 2009, and Period from August 9, 2005 (Inception) to September 30, 2010 (Cumulative)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Reserved	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash	$123,089	$1,543,991
Money market funds	1,800,822	25,000
Advances on research and development contract services	—	5,000
Prepaid expenses and other current assets	35,966	27,354
Total current assets	$1,959,877	$1,601,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,383	$83,546
Research and development contract liabilities	51,679	50,000
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	239,779	300,263

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – None	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 35,077,178 shares and 30,502,178 shares at September 30, 2010 and December 31, 2009, respectively	3,508	3,050
Advances under equity financing	—	1,200,000
Additional paid-in capital	7,804,032	5,147,583
Deficit accumulated during the development stage	(6,087,442)	(5,049,551)
Total stockholders’ equity	1,720,098	1,301,082
Total liabilities and stockholders’ equity	$1,959,877	$1,601,345

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2010
	2010	2009	2010	2009	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $194,493 and $231,282 of stock-based compensation costs for the three months ended September 30, 2010 and 2009, respectively, $287,767 and $306,692 of stock-based compensation costs for the nine months ended September 30, 2010 and 2009, respectively, and $2,379,578 of stock-based compensation costs for the period from August 9, 2005 (inception) to September 30, 2010 (cumulative)	246,037	300,850	511,506	555,743	3,681,241
Depreciation	—	—	—	128	1,909
Research and development costs, including $63,513 and $19,236 of stock-based costs for the three months ended September 30, 2010 and 2009, respectively, $81,640 and $116,835 of stock-based costs for the nine months ended September 30, 2010 and 2009, respectively, and $478,470 of stock-based costs for the period from August 9, 2005 (inception) to September 30, 2010 (cumulative) (stock-based research and development costs include $6,250, $11,458 and $11,458 to a related party for the three months ended September 30, 2010, the nine months ended September 30, 2010, and for the period from August 9, 2005 (inception) to September 30, 2010 (cumulative), respectively)
	132,656	152,235	527,634	419,341	2,304,939
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	378,693	435,085	1,039,140	975,212	6,038,089
Loss from operations	(378,693)	(435,085)	(1,039,140)	(975,212)	(6,038,089)
Interest income	700	31	1,249	83	27,116
Interest expense	—	—	—	(452)	(2,469)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(377,993)	$(453,054)	$(1,037,891)	$(975,581)	$(6,087,442)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted average common shares outstanding - basic and diluted	35,077,178	29,458,156	34,621,134	29,054,705

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to September 30, 2010

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	287,767	—	287,767
Stock-based research and development costs	—	—	—	81,640	—	81,640
Net loss	—	—	—	—	(1,037,891)	(1,037,891)
Balance, September 30, 2010 (Unaudited)	35,077,178	$3,508	$—	$7,804,032	$(6,087,442)	$1,720,098

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2010
	2010	2009	(Cumulative)
Cash flows from operating activities:
Net loss	$(1,037,891)	$(975,581)	$(6,087,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	128	1,909
Stock-based compensation costs	287,767	306,692	2,379,578
Stock-based research and development costs	81,640	116,835	478,470
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	5,000	12,500	—
Prepaid expenses and other current assets	(8,612)	(9,835)	(35,966)
Increase (decrease) in -
Accounts payable and accrued expenses	(62,163)	(4,239)	21,383
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	1,679	56,500	51,679
Net cash used in operating activities	(732,580)	(497,000)	(3,116,389)

Cash flows from investing activities:
Increase in money market funds	(1,775,822)	—	(1,800,822)
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	(1,775,822)	—	(1,802,731)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	100,000	200,000
Repayment of notes payable to consultant	—	(100,000)	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	1,087,500	710,000	5,331,389
Payment of private placement offering costs	—	(112,950)	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	1,087,500	597,050	5,042,209

Cash:
Net increase (decrease)	(1,420,902)	100,050	123,089
Balance at beginning of period	1,543,991	10,381	—
Balance at end of period	$123,089	$110,431	$123,089

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$851	$2,465
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$1,200,000	$—	$1,200,000

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2010 and 2009, and
Period from August 9, 2005 (Inception) to September 30, 2010 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at September 30, 2010, for the three months and nine months ended September 30, 2010 and 2009, and for the period from August 9, 2005 (inception) to September 30, 2010 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operations for the three months and nine months ended September 30, 2010 and 2009, and for the period from August 9, 2005 (inception) to September 30, 2010 (cumulative), and its cash flows for the nine months ended September 30, 2010 and 2009, and for the period from August 9, 2005 (inception) to September 30, 2010 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC.

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

At September 30, 2010, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2010 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities for the remainder of 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal is to take the Company’s LB-100 compound through a Phase I clinical trial by December 31, 2011. The Company believes that its current resources are adequate to fund operations through 2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $22,806 and $107,999 for the three months ended September 30, 2010 and 2009, respectively, $193,586 and $154,506 for the nine months ended September 30, 2010 and 2009, respectively, and $718,735 for the period from August 9, 2005 (inception) to September 30, 2010 (cumulative). Patent costs are included in research and development costs in the Company's consolidated statements of operations.

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

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the new accounting rules did not have a material effect on the Company’s financial statements. As of September 30, 2010, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2007 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At September 30, 2010 and 2009, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2010	2009

Warrants	13,607,426	2,457,426
Stock options	3,540,000	2,540,000
Total	17,147,426	4,997,426

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all of the criteria within the guidance to be considered substantive. The new guidance is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 would require the Company to apply this guidance retrospectively effective as of January 1, 2010, and would require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this guidance prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect that adoption of this guidance will have any impact on its financial position or results of operations, as the Company does not have or currently expect to have any research and development arrangements which will be accounted for under the milestone method.

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

In April 2010, FASB issued new accounting guidance which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  The new guidance clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.   Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The guidance will be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the guidance is initially applied.  The Company does not expect that the adoption of this guidance will have any impact on its results of operations or financial position.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability for all periods presented. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At September 30, 2010, the registration penalty to the investors had not been paid.

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

Effective January 20, 2010, the Company raised $1,787,500 in a fifth private placement of units sold to certain of its existing stockholders or their designees, all of whom were accredited investors, consisting of an aggregate of 3,575,000 units at a purchase price of $0.50 per unit.  Each unit consisted of one share of common stock, one three-year warrant to purchase a share of common stock at an exercise price of $0.50 per share, and one three-year warrant to purchase a share of common stock at an exercise price of $0.75 per share.  The warrants do not have any reset provisions.  The closing price of the Company’s common stock on January 20, 2010 was $0.49 per share.  There were no commissions paid with respect to the private placement.  Upon request by the holder, the Company has agreed to include the shares issued and those shares issuable upon exercise of the warrants in any registration statement filed by the Company with the Securities and Exchange Commission permitting the resale of such securities, subject to customary cutbacks. The units sold were not registered under the Act, in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Company accounted for the issuance of the units as a capital transaction. As of December 31, 2009, $1,200,000 had been advanced to the Company under this private placement, with the balance of $587,500 being received by the Company in January 2010.

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

5.  Money Market Funds — Fair Value

Money market funds at September 30, 2010 and December 31, 2009 consisted of an investment in the Class A Shares of Western Asset New York Municipal Money Market Fund with a market value of $1,800,822 and $25,000, respectively.  The stated purpose of this money market fund is to provide income exempt from both regular federal income tax and New York State and New York City personal income tax from a portfolio of high quality short-term municipal obligations selected for liquidity and stability of principal.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.  The following table presents money market funds at their level within the fair value hierarchy at September 30, 2010 and December 31, 2009.

	Total	Level 1	Level 2	Level 3

September 30, 2010:
Money market funds	$1,800,822	$1,800,822	$—	$—

December 31, 2009:
Money market funds	$25,000	$25,000	$—	$—

6.  Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2010 and December 31, 2009, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the three months and nine months ended September 30, 2010 and 2009, and for the period from August 9, 2005 (inception) through September 30, 2010 (cumulative), in view of the Company’s development stage status and limited resources. Any future compensation arrangements will be subject to the approval of the Board of Directors.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On September 30, 2010, the fair value of the aforementioned stock options was determined to be $120,000 ($0.60 per share) calculated using the following Black-Scholes input variables: stock price - $0.63; exercise price - $1.65; expected life - 2.34 years; expected volatility – 290.6%; expected dividend yield - 0%; risk-free interest rate - 0.52%, which resulted in a charge to operations of $27,620 and $33,406 during the three months and nine months ended September 30, 2010, respectively. On Sptember 30, 2009, the fair value of the aforementioned stock options was determined to be $136,000 ($0.68 per share) calculated using the following Black-Scholes input variables: stock price - $0.70; exercise price - $1.65; expected life - 3.5 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate - 1.91%, which resulted in a charge to operations of $5,332 and $41,171 during the three months and nine months ended September 30, 2009..

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and was charged to operations ratably from September 12, 2007 through September 12, 2009. During the three months and nine months ended September 30, 2009, the Company recorded a charge to operations of $20,679 and $71,260, respectively, with respect to these options. Effective April 20, 2010, Dr. Carter resigned as a director for personal reasons.  Consequently, pursuant to the stock option agreement, Dr. Carter has twelve months from April 20, 2010 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

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

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options is being charged to operations ratably from October 15, 2009 through October 15, 2010. On September 30, 2010, the fair value of the aforementioned stock options was determined to be $315,000 ($0.63 per share) calculated using the following Black-Scholes input variables: stock price - $0.63; exercise price - $1.00; expected life - 4.04 years; expected volatility – 290.6%; expected dividend yield - 0%; risk-free interest rate - 0.52%, which resulted in a charge to operations of $181,890 and $250,369 during the three months and nine months ended September 30, 2010, respectively.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On September 12, 2010, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,000 ($0.63 per share) which resulted in a charge to operations of $35,893 and $48,233 during the three months and nine months ended September 30, 2010.  On September 30, 2009, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $150,000 ($0.50 per share) which resulted in a charge to operations of $13,904 and $56,521 during the three months and nine months ended September 30, 2009
.
On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On October 15, 2009, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.75; exercise price - $1.00; expected life - 5 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 1.91%. On September 12, 2010 and September 30, 2010, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables:  stock price - $0.63; exercise price - $0.333; expected life – 4.02 years; expected volatility – 209.6%; expected dividend yield - 0%; risk-free interest rate - 0.52%. On September 30, 2009, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables:  stock price - $0.75; exercise price - $0.333; expected life - 4.98; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 0.52%.

As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors at September 30, 2010 and 2009.

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

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and Chief Executive Officer of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the three months ended September 30, 2010 and 2009, the Company recorded a charge to operations of $12,603 and $12,603, respectively, with respect to these options. During the nine months ended September 30, 2010 and 2009, the Company recorded a charge to operations of $37,398 and $37,432, respectively, with respect to these options. On April 7, 2010, a new agreement was established with Dr. Sorensen providing for consultation and advice over the ensuing twelve month period regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series for an annual fee of $25,000, payable in two installments of $12,500 each due on April 15, 2010 and October 15, 2011.

On October 7, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables:  stock price - $0.50; exercise price - $0.50; expected life - 5 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%.

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to the Company to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations.  In exchange for such consulting advice, at the initiation of the agreement, the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The fair value of the 150,000 shares issued was determined to be $100,500 ($0.67 per share), reflecting the price per share of the Company’s common stock, as quoted on the OTC Bulletin Board, on the transaction date. The fair value of the three-year warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.65 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.67; exercise price - $0.75 to $1.25; expected life - 3 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate - 1.91%. The $198,000 aggregate fair value of the shares and warrants issued was charged to operations as stock-based compensation on July 27, 2009, as the shares and warrants were fully vested and non-forfeitable on the date of issuance.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2007	2,636,626	$0.600
Granted	500,000	0.927
Exercised	—	—
Cancelled	(50,000)	0.333
Options and warrants outstanding at December 31, 2008	3,086,626	0.658
Granted	4,910,800	0.668
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664
Granted	9,150,000	0.625
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at September 30, 2010	17,147,426	$0.643	2.39

Options and warrants exercisable at December 31, 2009	7,027,026	$0.637
Options and warrants exercisable at September 30, 2010	16,352,026	$0.628	2.32

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at September 30, 2010 was $1,419,540, based on a fair market value of $0.63 per share on September 30, 2010. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2009 was $230,260, based on a fair market value of $0.49 per share on December 31, 2009.

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $26,485 at September 30, 2010, which is being recognized subsequent to September 30, 2010 over a weighted-average period of 2.3 months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at September 30, 2010:

	Warrants	Warrants
	And	And
	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)
$0.333	1,566,626	1,566,626
$0.500	7,535,800	7,340,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$1.000	2,050,000	1,550,000
$1.250	50,000	50,000
$1.650	200,000	100,000
	17,147,426	16,352,026

Outstanding options and warrants to acquire 625,000 shares of the Company’s common stock had not vested at September 30, 2010. At September 30, 2010, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

10.  Commitments and Contingencies

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 66 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company has agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $9,000 and $13,000 during the nine months ended September 30, 2009 and 2010, respectively.  There were no expenditures to Chem-Master under this agreement during the three months ended September 30, 2009 and 2010.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of September 30, 2010, no additional amounts were due pursuant to this agreement.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $12,529 had been incurred as of September 30, 2010. As of September 30, 2010, work was proceeding under this contract.

On April 15, 2010, the Company entered into an agreement with Ascentage Pharma Group to assist in the pharmacological characterization of the Company’s proprietary compounds at a total estimated cost of $30,000. As of September 30, 2010, $27,000 of this amount had been incurred and work was proceeding. During the quarter ended September 30, 2010, the Company entered into a second agreement with Ascentage Pharma Group at a total estimated cost of $35,000. As of September 30, 2010, $14,500 of this amount had been incurred and work was proceeding. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director.  Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders.  However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2010 aggregating $408,931, of which $218,396 is included in current liabilities in the consolidated balance sheet at September 30, 2010.  Amounts included in the 2010 column represent amounts due at September 30, 2010 for the remainder of the 2010 fiscal year ending December 31, 2010.

		Payments Due By Year
	Total	2010	2011
CRADA	$50,000	$—	$50,000
Research and development contracts	179,714	179,714	—
Consulting agreement with related party	12,500	12,500	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$408,931	$358,931	$50,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In September 2010, the National Cancer Institute (NCI), National Institutes of Health (NIH), National Cancer Institute Experimental Therapeutics (NExT) Program Senior Advisory Committee (SAC), Division of Cancer Treatment and Diagnosis (DCTD), signed a Next Material Transfer Agreement formalizing a collaboration with the Company for clinical evaluation of LB-100, one of the Company’s lead anti-cancer compounds.

This collaboration is a milestone-based approach in which NCI will first confirm studies of the LB-100 compound in an animal model of glioblastoma multiforme, the most common brain tumor of adults, and conduct an initial exploratory toxicology study in an animal model.  At milestone intervals, the SAC will re-evaluate project progress before considering assignment of additional support and resources to this project.

The mission of the NCI NExT Program is to advance clinical practice and bring improved therapies to patients with cancer by supporting the most promising new drug discovery and development projects.  The NCI partners with successful applicants to facilitate the milestone-driven progression of new anticancer drugs (small molecules, biologics) and imaging agents towards clinical evaluation and registration.

The advice and practical assistance of the NCI and its collaborators have the potential to expedite evaluation of the clinical potential of LB-100.  The research under the NExT Program will focus on the pre-clinical evaluation of LB-100 that is needed for submission of an application to the FDA for approval to assess LB-100 in a Phase I clinical trial.

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

At September 30, 2010, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2010 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities for the remainder of 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal is to take the Company’s LB-100 compound through a Phase I clinical trial by December 31, 2011. The Company believes that its current resources are adequate to fund operations through 2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all of the criteria within the guidance to be considered substantive. The new guidance is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 would require the Company to apply this guidance retrospectively effective as of January 1, 2010, and would require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this guidance prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect that adoption of this guidance will have any impact on its financial position or results of operations, as the Company does not have or currently expect to have any research and development arrangements which will be accounted for under the milestone method.

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

In April 2010, FASB issued new accounting guidance which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  The new guidance clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.   Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The guidance will be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the guidance is initially applied.  The Company does not expect that the adoption of this guidance will have any impact on its results of operations or financial position.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at September 30, 2010.

Three Months Ended September 30, 2010 and 2009

General and Administrative Costs.  For the three months ended September 30, 2010, general and administrative costs were $246,037, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $194,493, consulting and professional fees of $36,601, insurance expense of $6,125, stock transfer fees of $2,149, travel and entertainment costs of $4,065, and other operating costs of $2,604.

For the three months ended September 30, 2009, general and administrative costs were $300,850, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $231,282, consulting and professional fees of $55,968, insurance expense of $5,984, stock transfer fees of $2,231, travel and entertainment costs of $893, and other operating costs of $4,492.

Depreciation.  There was no depreciation expense for the three months ended September 30, 2010 and 2009.

Research and Development Costs.  For the three months ended September 30, 2010, research and development costs were $132,656, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $63,513, patent costs of $22,806, third-party contractor costs of $40,087, and consulting fees to a related party of $6,250.

For the three months ended September 30, 2009, research and development costs were $152,235, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $19,236, patent costs of $107,999, and third-party contractor costs of $25,000.

Interest Income.  For the three months ended September 30, 2010 and 2009, interest income was $700 and $31, respectively.

Net loss.  For the three months ended September 30, 2010, the Company incurred a net loss of $377,993, as compared to a net loss of $453,054 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

General and Administrative Costs.  For the nine months ended September 30, 2010, general and administrative costs were $511,506, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $287,767, consulting and professional fees of $172,437, insurance expense of $18,375, stock transfer fees of $6,860, travel and entertainment costs of $13,326, and other operating costs of $12,741.

For the nine months ended September 30, 2009, general and administrative costs were $555,743, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $306,692, consulting and professional fees of $204,958, insurance expense of $17,894, stock transfer fees of $7,104, travel and entertainment costs of $3,307, and other operating costs of $15,788.

Depreciation.  For the nine months ended September 30, 2009, depreciation expense was $128.  There was no depreciation expense for the nine months ended September 30, 2010.

Research and Development Costs.  For the nine months ended September 30, 2010, research and development costs were $527,634, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $81,640, patent costs of $193,586, third-party contractor costs of $227,951, laboratory supplies of $13,000, and consulting fees to a related party of $11,457.

For the nine months ended September 30, 2009, research and development costs were $419,341, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $116,835, patent costs of $154,506, third-party contractor costs of $139,000, and laboratory supplies of $9,000.

Interest Income.  For the nine months ended September 30, 2010 and 2009, interest income was $1,249 and $83, respectively.

Net loss.  For the nine months ended September 30, 2010, the Company incurred a net loss of $1,037,891, as compared to a net loss of $975,581 for the nine months ended September 30, 2009.

Liquidity and Capital Resources – September 30, 2010

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

The Company’s activities for the remainder of 2010 will consist of continuing drug discovery and development efforts. The Company’s primary goal is to take the Company’s LB-100 compound through a Phase I clinical trial by December 31, 2011. The Company believes that its current resources are adequate to fund operations through 2011, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval.

Operating Activities.  For the nine months ended September 30, 2010, operating activities utilized cash of $732,580, as compared to utilizing cash of $497,000 for the nine months ended September 30, 2009.

At September 30, 2010, the Company had working capital of $1,720,098, as compared to working capital of $1,301,082 at December 31, 2009. The increase in working capital at September 30, 2010 as compared to December 31, 2009 was due primarily to the sale of the Company’s securities pursuant to two private placements occurring in January and February 2010 that generated net proceeds of $1,087,500, net of $1,200,000 of advances on such financing being received in December 2009.

Investing Activities.  For the nine months ended September 30, 2010, investing activities consisted of $1,775,822 of cash placed into a money market fund. There were no investing activities during the nine months ended September 30, 2009.

Financing Activities.  For the nine months ended September 30, 2010, financing activities provided net cash of $1,087,500, consisting of the gross proceeds from the sale of securities of $2,287,500, less $1,200,000 of advances received through December 31, 2009. For the nine months ended September 30, 2009, financing activities provided net cash of $597,050, consisting of the gross proceeds from the sale of common stock of $710,000, reduced by the payment of private placement offering costs of $112,950, the repayment of a note payable to a consultant of $100,000, and the $100,000 proceeds of a new borrowing from the consultant.

Principal Commitments

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 66 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011.  Pursuant to such amendment, the Company has agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $9,000 and $13,000 during the nine months ended September 30, 2009 and 2010, respectively.  There were no expenditures to Chem-Master under this agreement during the three months ended September 30, 2009 and 2010.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of September 30, 2010, no additional amounts were due pursuant to this agreement.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $12,529 had been incurred as of September 30, 2010. As of September 30, 2010, work was proceeding under this contract.

On April 15, 2010, the Company entered into an agreement with Ascentage Pharma Group to assist in the pharmacological characterization of the Company’s proprietary compounds at a total estimated cost of $30,000. As of September 30, 2010, $27,000 of this amount had been incurred and work was proceeding. During the quarter ended September 30, 2010, the Company entered into a second agreement with Ascentage Pharma Group at a total estimated cost of $35,000. As of September 30, 2010, $14,500 of this amount had been incurred and work was proceeding. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director.  Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders.  However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2010 aggregating $408,931, of which $218,396 is included in current liabilities in the consolidated balance sheet at September 30, 2010.  Amounts included in the 2010 column represent amounts due at September 30, 2010 for the remainder of the 2010 fiscal year ending December 31, 2010.

		Payments Due By Year
	Total	2010	2011
CRADA	$50,000	$—	$50,000
Research and development contracts	179,714	179,714	—
Consulting agreement with related party	12,500	12,500	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$408,931	$358,931	$50,000

Off-Balance Sheet Arrangements

At September 30, 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending or threatened legal proceedings.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 3, 2010	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.