Form 10-K
period 2010-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2011-03-28
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Issuer’s revenues for its fiscal year ended December 31, 2010:  $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $4,837,646.

There were 35,077,178 shares of the Company’s common stock outstanding on March 15, 2011.

i

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Lixte,” “Company” and “the Registrant” refer to Lixte Biotechnology Holdings, Inc.., a Delaware corporation formerly known as SRKP 7, Inc., and Lixte Biotechnology, Inc., our wholly owned subsidiary.

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

Company Overview

We were organized as a blank check company formed for the purpose of effecting a business combination with an operating business. On June 30, 2006, pursuant to a Share Exchange Agreement dated as of June 8, 2006 among us, Dr. John S. Kovach and Lixte Biotechnology, Inc., we issued 19,021,786 shares of our common stock to Dr. Kovach in exchange for all of the issued and outstanding shares of Lixte Biotechnology, Inc. As a result of this transaction, Lixte Biotechnology, Inc. is now our wholly owned subsidiary, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. On December 7, 2006, we changed our name from SRKP 7, Inc. to Lixte Biotechnology Holdings, Inc.

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

DESCRIPTION OF BUSINESS

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process  is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company has assembled a small but intellectually diverse group which uses information about the regulatory pathways altered in cancer cells. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway.

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

Initial encouraging results of the use of PTase-I (LB-100) against human GBM in a mouse model were published in the Proceedings of the National Academy of Science (Lu et al, June 17, 2009). This report attracted considerable attention including an invitation to submit an article on the novel mechanisms by which this group of compounds increased markedly the anti-cancer activity of standard widely used non-specific chemotherapy drugs, without enhancing toxicity to normal cells. A second article was published in a well-regarded journal, Cell Cycle (Zhuang et al, October 15, 2009). Following this publication, several leading cancer research centers in the United States and elsewhere have initiated studies of the Company’s compounds against a variety of other human cancer types, most notably breast cancer and sarcomas. These studies are being done with the Company’s compounds provided under agreements, which protect the proprietary nature of the compounds, while allowing significant expansion of the Company’s research by academic experts at no additional expense.

The second class of drugs (LB-200) under development by the Company is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and two companies have an HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of Lixte’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells such as occurs in stroke and Alzheimer’s disease. Potentially, this type of protective activity may have application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease). The results of the Company’s studies done in conjunction with a neuroscientist carrying out the work under contract were presented at the annual meeting of the Society for Neuroscience, Chicago, Illinois, on October 17, 2009.

The Company’s primary goal is to bring one lead compound of the LB-100 series to clinical trial. In late 2009 and early 2010, the Company raised sufficient financial resources to carry out the preclinical studies needed for an application to the FDA to carry out a Phase I trial. The Company has engaged a leading pharmaceutical company, a clinical research organization, and a drug development company specializing in pharmacologic and toxocologic characterization of new anticancer drugs to oversee and carry out all studies necessary for FDA approval to take the compounds into an initial clinical trial.

On September 17, 2010, the National Cancer Institute Experimental Therapeutics (NExT) Program Senior Advisory Committee (SAC) approved a collaboration by NCI with the Company for clinical evaluation of one of the Company’s drug compounds, LB-100.  This collaboration is a milestone-based approach in which NCI will first confirm studies of the LB-100 compound in an animal model of glioblastoma multiforme, the most common brain tumor of adults, and conduct an initial exploratory toxicology study in an animal model.  At milestone intervals, the SAC will re-evaluate project progress before considering assignment of additional support and resources to this project.

In addition, the Company is pursuing its collaborative work with the National Institute of Disorders and Stroke (NINDS), National Institutes of Health (NIH) under its ongoing Cooperative Research and Development Agreement (CRADA). This work is focused upon increasing understanding of the mechanisms underlying the effectiveness of the LB-100 series in enhancing the anticancer activity of commonly used standard anticancer drugs. This work has in the past and continues to provide insights as to how to use Lixte’s compounds most effectively.

The Company believes that funds on hand should allow the Company to continue operations and to grow its patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series without raising additional funds until the first quarter of 2012.

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

The Market

Anti-Cancer Drugs

The Company has developed two series of pharmacologically active drugs, the LB-100 series and the LB-200 series. The mechanism by which compounds of the LB-100 series affect cancer cell growth is different from all cancer agents currently approved for clinical use. Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in these model systems. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that when combined with standard anti-cancer regimens against many tumor types, the Company’s compounds will improve therapeutic benefit without enhancing toxicity in humans.

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

Discovery of the biomarker associated with GBMs provided the insight to the Company’s team that led to the synthesis and development of the LB-100 and LB-200 series. Apart from therapeutic considerations, a biomarker for GBMs reflecting the presence of the disease in biopsies and in cerebrospinal fluid may be valuable for confirming diagnosis and/or documenting effectiveness of treatment and recurrence of disease. The second biomarker may be useful as a tool for screening new compounds for anti-cancer activity in general because it appears to be present in many human cancers. The Company is not presently pursuing development of use of these biomarkers but is open to partnering with a diagnostic company to validate the usefulness of one or both markers.

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

The Company’s most valuable resource is its scientific team, a coalition of various experts brought together through contracts and other collaborative arrangements. The team has expertise in cancer biology, proteomics (cancer biomarkers), medicinal and synthetic chemistry, pharmacology, clinical oncology, and drug evaluation. In a short period of time and at very low cost, this group has developed lead compounds of two different classes of drugs that are poised for development as new treatments for several types of cancer. The initial cancer target(s) is expected to be melanoma or glioblastoma multiforme. The Company has had pre-IND discussions with the FDA through the submission of written questions to the FDA, and is proceeding with pre-clinical development of LB-100 in accordance with the written responses of the FDA.

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

1.           Improved Anti-Cancer Treatments. Improved chemotherapy regimens for cancers not curable by surgery or radiation  is the primary focus of the Company.

2.           Improved Anti-Fungal Treatments. New drug treatments for the management of life-threatening fungal infections in immuno-suppressed patients such as those with HIV-AIDS or undergoing bone marrow transplantation are needed due to the constant development of drug resistance in these organisms. More effective and less toxic drugs are also needed for the management of skin and particularly nail fungi that affect tens of millions of people worldwide. The Company has demonstrated the activity of several compounds against different fungal pathogens, and is seeking a partner to develop one lead compound for chemical evaluation.

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

4.           Biomarker Assays for Diagnosis, Prognosis, and Assessing Treatment Benefit.  Improved assays for biomarkers of specific cancers in the body fluids, primarily blood, for the diagnosis of cancers at stages when cure is possible through surgery and/or radiotherapy. Such assays might also be useful for assessing therapeutic effectiveness of treatment before gross reappearance of disease; and, assays for the molecular classification of otherwise indistinguishable tumor types would be helpful for selection of treatment and also potentially for estimation of prognosis. Resources permitting, the Company will need collaboration with a large diagnostic company to undertake clinical development. Development of biomarkers for useful clinical assays is a complex and expensive process.

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

Employees

As of December 31, 2010, the Company had no full-time employees. Dr. Kovach is a Professor (part-time) in the Department of Preventive Medicine at SUNY, in Stony Brook, New York. He received approvals from the School of Medicine of Stony Brook University and from the New York State Ethics Commission to operate the Company and to hold greater than 5% of the Company’s outstanding shares.

The Company’s investment commitments in the research efforts pursuant to the CRADA fund two full-time technical assistants who work under the supervision of Dr. Zhuang on the aims of the CRADA. Dr. Kovach devotes approximately 20% of his efforts per year to research planning and design and monitoring the research progress under the CRADA. Dr. Kovach expects to increase his annual efforts with respect to the Company’s business to approximately 40% beginning in March 2011. Dr. Kovach’s contributions are made outside of his academic responsibilities. He directs, coordinates and manages scientific and business development with the advice of the Company’s Board, the advisory committee, and a consultant with expertise in corporate development. The Company is considering adding another board member with specific expertise in cancer biotechnology development and a Chief Operating Officer, at least part-time, to assist in management once an IND is approved.

Government Regulation

At its present stage of development, the Company’s business is not subject to any specific government regulation with respect to its ongoing research and plan service agreement. The Company’s only collaborator at present is National Institute of Neurological Diseases and Stroke (NINDS), National Institutes of Health. This collaboration is defined in CRADA 2165 under which NINDS evaluates compounds for their ability to inhibit the growth of brain tumor cells. The NINDS laboratory that is carrying out this activity is a research laboratory that operates in compliance with various federal and state’s statutes and regulations, including OSHA. All activities of this laboratory are monitored by the compliance office of NINDS. There are no other regulations affecting the pursuit of the goals of the business.

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

The ultimate objective of the CRADA is to identify, characterize, and bring to clinical trial regimens for the treatment of human brain tumors (GBMs). The Company hopes to be able to initiate a clinical trial in 2011. The first clinical trial would be sponsored by the Company at a U.S. cancer center experienced in such studies. The Company will file and obtain approval from the FDA of an Investigational New Drug Application (IND). At this point, the Company would become subject to FDA regulation as it sought to obtain an IND for clinical evaluation of a therapeutic regimen with the long-range goal of receiving FDA approval of the drug for commercial use. Approval of an IND from the FDA is the process that triggers FDA review and oversight, as federal law requires that a drug be the subject of an approved marketing application before it is transported to clinical investigations, unless exempted. The IND is the means through which the Company would obtain such exemption. During a new drug’s early preclinical development, the Company’s primary goal is to determine if the product is reasonably safe for initial use in humans, and if the compound exhibits pharmacological activity that justifies commercial development. When a product is identified as a viable candidate for further development, the Company would then focus on collecting the data and information necessary to establish that the product will not expose humans to unreasonable risks when used in limited, early-stage clinical studies. The FDA’s role in the development of a new drug begins when the Company, having screened the new molecule for pharmacological activity and acute toxicity potential in animals, tests the drug’s diagnostic or therapeutic potential in humans. The legal status of the molecule changes under the Federal Food, Drug, and Cosmetic Act and becomes a new drug subject to specific requirements of the drug regulatory system. Once the IND is submitted, the Company must wait 30 calendar days before initiating any clinical trials. During this time, the FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern. The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities. In 2010, the Company was successful in competing for funds from the “Qualifying Therapeutic Discovery Grant” program of the federal government.  The Company received $244,479 of which $127,994 was paid in October 2010 and $116,405 was paid in February 2011, all in support of the Company’s development of LB-100 (LB-1). As a result, the Company believes that its current resources are adequate to fund operations at a minimum through the first quarter of 2012, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase 1 study of LB-100, including initiation of a Phase I clinical trial if no unexpected delays occur in obtaining FDA approval in 2011.

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

The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds in 2012 to satisfy its future working capital requirements.

Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create uncertainty about the Company’s ability to fully implement its operating plan beyond the first quarter of 2012. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Our success depends on the continued availability and contributions of our Chief Executive Officer and founder, Dr. John S. Kovach. In particular, Dr. Kovach is 74 years old, and, because of his arrangement with the State University of New York, does not devote his full time to us. The loss of services of Dr. Kovach of  could delay or reduce our product development and commercialization efforts. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significant weaken our management, harm our ability to compete effectively and harm our business.

Our key personnel are involved in other business activities and may face a conflict in selecting between their other business interests and our business.

Dr. John Kovach, our Chief Executive Officer, also is a Professor (part-time) in the Department of Preventive Medicine at Stony Brook University, New York. He may also become involved in the future with other business opportunities which may become available. Accordingly, Dr.Kovach may face a conflict in selecting between us and his other business interests. We have not formulated a policy for the resolution of such conflicts. Dr. Zhengping Zhuang is a full-time employee of NIH. He participates with the Company under a CRADA with NIH that defines the scope of his collaboration, and he does not face a conflict of interest.

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

Although our common stock is registered under the Exchange Act and our stock is listed on the OTC Market (also referred to as the “Pink Sheets”), an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTC Market is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Market are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Market may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

Dr. John Kovach, our current Chief Executive Officer, was the former stockholder of Lixte, our operating subsidiary, and received shares of our stock in the Reverse Merger. He is currently eligible to sell some of his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply. In this connection, we have sold an aggregate of 3,555,220 shares of Common Stock in private placements occurring in June and July 2006, 999,995 shares in a December 2007 private placement, and 4,575,000 shares in private placements in November and December 2009 and February 2010, all of which are currently eligible to be sold under Rule 144.

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

At present, we conduct all laboratory activities at NIH under the CRADA agreement. The Company maintains a single office in a designated area of Dr. Kovach’s residence and receives mail at the post office depot, 248 Route 25A, No. 2, East Setauket, New York 11733. No additional facilities are expected to be needed during the remainder of 2011.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “LIXT.” There is very limited trading of our stock. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

The following table sets forth the range of reported closing prices of the Company’s Common Stock during the periods presented.  Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2010
First Quarter	$0.60	$0.16
Second Quarter	$0.75	$0.24
Third Quarter	$1.01	$0.19
Fourth Quarter	$0.75	$0.30

Year Ended December 31, 2009
First Quarter	$0.60	$0.16
Second Quarter	$0.75	$0.24
Third Quarter	$1.01	$0.19
Fourth Quarter	$0.75	$0.30
Holders

As of February 5, 2011, 35,077,178 shares of our common stock were outstanding, held by approximately 80 stockholders of record.  This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

Our dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2010, the most recently completed fiscal year.

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

Overview

On June 30, 2006, Lixte Biotechnology, Inc., a privately held Delaware corporation (“Lixte”) incorporated on August 9, 2005, completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly-owned subsidiary of SRKP. On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (“Holdings”).  Unless the context indicates otherwise, Lixte and Holdings are hereinafter referred to as the “Company.”

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

The Company’s common stock was listed for trading on the OTC Bulletin Board commencing September 24, 2007 under the symbol “LIXT.” It is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “LIXT.PK”.

Recent Developments

On February 1, 2011, the Company received from the Internal Revenue Service a payment of $116,485, representing the final payment under a grant relating to a qualifying investment in a therapeutic discovery project under Section 48D of the Internal Revenue Code for the Company’s LB-1 compound. The initial payment of $127,994 under the grant was received in November 2010.

In 2010, Lixte and its CRADA partner, The National Institute of  Neurological Disorders and Stroke, NIH, Dr. Zhuang and Dr. Martha Lubet, NCI/Ninos tech transfer specialist, won the 2010 Mid-Atlantic Region Award of Excellence in Technology Transfer for the joint venture in developing drugs for the treatment of brain tumors. The award was made by the Federal Laboratory Consortium, a nationwide network of federal laboratories dedicated to integrating research in federal laboratories into the mainstream of the U.S. economy.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2010, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2010 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

The Company’s activities in 2011 will consist of continuing drug discovery and development efforts. The Company’s primary goal will be to take the Company’s LB-100 compound through a Phase I clinical trial by July 1, 2011.  The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on October 29, 2010 and $116,485 on February 1, 2011.  As a result, the Company believes that its current resources are adequate to fund operations at a minimum through the first quarter of 2012, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval in 2011.

The amount and timing of future cash requirements will depend on the pace of these programs, in particular, completion of the Phase I trial of LB-100.  After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds in 2012 from a combination of additional debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties.  Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond the first quarter of 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates.

Amounts that become due, pursuant to contractual commitments, on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

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

The Company’s longer-term goal is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures. The Company’s immediate focus has shifted to obtaining approval from the FDA to carry a lead compound of the LB-100 series into clinical trial. The Company believes the potent activity of these drugs in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children merits bringing this treatment to patients as rapidly as possible. In addition, the demonstration of clinical benefit would be very important to potential investors and to large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug portfolios.

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

Plans for 2011 and Beyond

The Company’s primary objective is to complete studies needed for a successful application to the FDA for an Investigational New Drug (“IND”) for the clinical evaluation of LB-100 by the end of the [second quarter of 2011]. The estimated cost for drug synthesis formulation, pharmacokinetic, and toxicologic studies needed for an IND application is currently estimated to cost approximately $1,200,000.  Accordingly, the Company believes that it currently has sufficient capital to fund its operations, including the continued development of the LB-200 series and the sponsorship of a Phase I clinical trial of LB-100.

The critical need for the next step in the clinical development of LB-100 is to obtain IND approval from the FDA to administer the drug to patients. In order to do this, the Company must demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. A compound that has a mechanism of action similar to that of LB-100 has been given with safety and benefit to cancer patients outside the United States in the past. This similar compound has a chemical feature which appears to be responsible for most of its toxicity. This feature has been removed from LB-100, making it likely that the Company’s compound will be less toxic and, therefore, safer for human use.

With current resources, the Company will further characterize of the anti-cancer and anti-fungal activity of certain homologs of drugs of the LB-200 series. These studies would be done in collaboration with academic partners and with commercial research organizations.

As of March 16, 2011, Dr. Kovach will reduce his academic commitment to 60% from 80% to devote more time to the management of development of the Company’s compounds. He will begin receiving compensation of $5,000 per month from the Company at that time.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at December 31, 2010.

Years Ended December 31, 2010 and 2009

General and Administrative Costs.  For the year ended December 31, 2010, general and administrative costs were $436,142, which consisted of the fair value of stock options issued to directors and consultants of $160,712, consulting and professional fees of $205,309, insurance expense of $24,500, stock transfer fees of $9,257, travel and entertainment costs of $15,114, and other operating costs of $21,250.

For the year ended December 31, 2009, general and administrative costs were $1,053,611, which consisted of the fair value of restricted common stock and common stock warrants issued to a vendor of $198,000, the vested portion of the fair value of stock options issued to directors and consultants of $547,980, consulting and professional fees of $245,247, insurance expense of $24,019, stock transfer fees of $10,429, travel and entertainment costs of $4,742, and other operating costs of $23,194.

Depreciation.  For the years ended December 31, 2010 and 2009, depreciation expense was $-0- and $128, respectively.

Research and Development Costs.  For the year ended December 31, 2010, research and development costs were $445,542, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $67,222, patent costs of $246,185, third-party contractor costs of $358,907, consulting fees to a related party of $17,708, reduced by $244,479 representing the proceeds of a government grant awarded to the Company.

For the year ended December 31, 2009, research and development costs were $496,517, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $132,933, patent costs of $199,459, and third-party contractor costs of $164,125.

Interest Income.  For the years ended December 31, 2010 and 2009, interest income was $1,434 and $155, respectively.

Net loss.  For the year ended December 31, 2010, the Company incurred a net loss of $880,250, as compared to a net loss of $1,551,333 for the year ended December 31, 2009.

Liquidity and Capital Resources – December 31, 2010

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above”).

The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,279 from a federal grant program to support promising biotechnology initiatives.  As a result, the Company believes that its current resources are adequate to fund operations at a minimum through the first quarter of 2012, at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I study of LB-100, if no unexpected delays occur in obtaining FDA approval in 2011.

Operating Activities.  For the year ended December 31, 2010, operating activities utilized cash of $936,394, as compared to utilizing cash of $638,440 for the year ended December 31, 2009.

At December 31, 2010, the Company had a working capital surplus of $1,736,266, as compared to $1,301,082 at December 31, 2009.

Investing Activities.  For the years ended December 31, 2010 and 2009, investing activities consisted of $1,576,006 and $25,000, respectively, being placed into a money market fund.

Financing Activities.  For the year ended December 31, 2010, financing activities provided net cash of $1,087,500, consisting of the gross proceeds from the sale of securities of $2,287,500, less $1,200,000 of advances received through December 31, 2009  For the year ended December 31, 2009, financing activities provided net cash of $2,197,050, consisting of the gross proceeds from the sale of securities of $1,210,000, the proceeds advanced under the private placement pending at December 31, 2009 of $1,200,000, and the proceeds from the issuance of a note payable to a consultant of $100,000, reduced by the payment of private placement offering costs of $112,950 and the repayment of notes payable to a consultant of $200,000.

Principal Commitments

CRADA

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 66 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for gliomas cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in gliomas patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company  agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of December 31, 2010, no additional amounts were due pursuant to this agreement.

Research and Development Contracts

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as “LB-1” (LB-100), and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $11,000 and $59,000 during the years December 31, 2010 and 2009, respectively.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064. As of December 31, 2010, $15,205 had been incurred and work was proceeding under this contract.

On April 15, 2010, the Company entered into an agreement with Ascentage Pharma Group to assist in the pharmacological characterization of the Company’s proprietary compounds. As of December 31, 2010, this work had been completed at a total cost of $52,400. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director.  Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders.  However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

During the years ended December 31, 2010 and 2009, the Company has engaged Southern Research Institute to conduct a series of studies. As of December 31, 2010, one such study was in process, having a total estimated cost of $20,200, of which $10,100 had been paid.

Consulting Arrangements

On April 7, 2010, a new agreement was established with Dr. Mel Sorensen providing for consultation and advice over the ensuing twelve month period regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series for an annual fee of $25,000, payable in two installments of $12,500 each due on April 15, 2010 and October 15, 2010. Both installments were paid as due.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2010 aggregating $266,676, of which $166,717 is included in current liabilities in the consolidated balance sheet at December 31, 2010.

		Payments Due by Year
	Total	2011	2012
Research and development contracts	$99,959	$99,959	$––
Liquidated damages payable under registration rights agreement	74,000	74,000	––
Due to stockholder	92,717	92,717	––
Total	$266,676	$266,676	$––
Off-Balance Sheet Arrangements

At December 31, 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related report of our independent registered public accounting firm are attached to this Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, consisting of our principal executive and financial officer (who is the same person), to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, consisting of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year covered by this report.  Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them with reasonable assurance that the published financial statements are fairly presented.  There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls.  As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation.  As conditions change over time, so too may the effectiveness of internal controls.

Our management, consisting of our principal executive and financial officer, has evaluated our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, and taking into account changes to the business and operating structure of the Company in the intervening years, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to final rules of the SEC that permanently exempt non-accelerated filers such as the Company from internal control audit requirements, and permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2010 that materially affected or are reasonably likely to affect our internal controls over financial reports.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of our Company as of December 31, 2010.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers.  The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.  Also provided are the biographies of the members of the Scientific Advisory Committee.

Our directors and executive officer are as follows:

Name	Age	Position Held with the Registrant
Dr. John S. Kovach	74	Chief Executive Officer, Director
Dr. Philip F. Palmedo	76	Director
Dr. Mel Sorensen	53	Director

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

Dr. Philip F. Palmedo

Dr. Palmedo joined our board of directors on June 30, 2006.  Dr. Palmedo has had a diversified career as a physicist, entrepreneur, corporate manager. Dr. Palmedo founded and served as Chairman of the International Resources Group (IRG), an international consultancy in energy, natural resources and economic development. IRG was bought by L3 Communications in 2008. Dr. Palmedo designed and was the first President of the Long Island Research Institute formed by Brookhaven National Laboratory, Cold Spring Harbor Laboratory, and Stony Brook University to facilitate the commercialization of technologies. In 1988 Dr. Palmedo joined in the formation of Kepler Financial Management, Ltd., a quantitative financial research and trading company. Dr. Palmedo held the position of President and Managing Director until 1991 when Renaissance Technologies Corporation acquired the company. In 2005 he co-founded the quantitative hedge fund, Kepler Asset Management, and serves as Chairman and Managing Director of the firm.

Dr. Palmedo served on the boards of Asset Management Advisors, the Teton Trust Company and C-Quest Capital, and is currently a member of the Board of Directors of EHR Investments and the Gyrodyne Corporation of America. He also served on the Board of Trustees of Williams College and of the Stony Brook (University) Foundation and chaired the Foundation’s Investment Committee.

Dr. Mel Sorensen

Dr. Sorensen is a medical oncologist who has dedicated his career to clinical cancer research since completing his oncology fellowship at the Mayo Clinic in 1988.  Dr. Sorensen joined Ascenta Therapeutics in August 2004 as Board Director, President and Chief Executive Officer.  In less than three years, Ascenta was transformed from a 5-person start-up with a single preclinical program into a clinical-stage company with over 65 FTFs and facilities in the US and China and development programs against three distinct targets.  Prior to joining Ascenta Therapeutics, he spent approximately seven years each in patient care (St. Louis and Mayo Clinic), the National Cancer Institute and in leadership positions of clinical cancer research in the pharmaceutical industry (Bayer & GSK).

Throughout his career, Dr. Sorensen has been active in fostering public-private collaborations for clinical cancer research, with the National Cancer Institute (NCI) with C-Change, with Friends of Cancer Research (FOCR) and other organizations.  He is a frequent speaker and panel participant on optimizing cancer R&D, including presentations at the Woodrow Wilson Center in Washington, D.C. in 2003 (“Confronting Cancer Now”), the 2004 Bioethical Symposium in Tampa, Florida (“Ethial Issues in Large Clinical Trials”), the 2005 Tokyo Pharma Partnering Conference and Shanghai’s 2005 Bio-Forum conference, the 2005 Milken Institute’s Global Conference (“Biopharmaceuticals: The Innovation Pipeline Race”), BIO 2006 (“Early-Stage Business Models in Cancer”), the March 2007 R&D Readers’ Forum (“Biotech R&D Across Borders: The Ascenta Experience”) in Philadelphia, and the China 2007 R&D Summit (“Making Innovative Medicines Faster and Cost-Efficiently”) in Shanghai.

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2010.

ITEM 11.	EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2010 and 2009, no individual, including Dr. John Kovach, our current Chief Executive Officer, received any compensation.

Option Grants in 2009 and 2010

None.

Aggregated Option Exercises in 2009 and 2010 Option Values at December 31, 2009 and at 2010

None.

Employment Agreements; Compensation

We have not entered into any employment agreements.  As of December 31, 2010, we had no full-time employees.  Effective March 15, 2011, Dr. Kovach will begin drawing a salary of $5,000 per month.  He is also reimbursed for any out-of-pocket expenses.  Any future compensation arrangements will be subject to the approval of the board of directors.

Consulting Agreements

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 share) vesting on September 12, 2008.  The consulting agreement was amended in October 2009 to extend the term to October 2013.  In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 1,000,000 shares at $1.00 per share, 50% of which vested immediately and 50% vested in October 2010.

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

Director Compensation

Members of the Board of Directors

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from the vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009.  Dr. Carter resigned as a board member on April 20, 2010.

On October 7, 2008, in conjunction with his appointment as director of the Company, the Company granted to Dr. Mel Sorensen stock options to purchase an aggregate of 200,000 shares of Common Stock under the 2007 Plan exercisable for a period of five years from the date of exercisable at $0.50 per share, vesting 12.5% on January 1, 2009 and 12.5% on the first date of each subsequent quarter.  In addition, in connection with Dr. Sorensen acting in an advisory role for a one-year period  in connection with the strategic development of the Company’s intellectual properties, the Company agreed to pay Dr. Sorensen $40,000 payable in quarterly installments of $10,000 commencing on October 7, 2008. On April 7, 2010, the Company entered into a new agreement with Dr. Sorensen providing for consultation and for a one-year period regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. Effective March 1, 2011, this agreement was extended based at an annual payment of $25,000.  Dr. Sorensen is also eligible to receive a bonus at the sole discretion of the board of directors.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)		Total ($)
Philip F. Palmedo	2010	0	0	0	0	0	0	0		0
Director	2009	0	0	0	0	0	0	0		0
	2008	0	0	0	10,332	0	0	0		10,332

Stephen Carter	2010	0	0	0	0	0	0	0		0
Former Director	2009	0	0	0	71,260	0	0	0		71,260
	2008	0	0	0	102.085	0	0	0		102.085

Mel Sorensen	2010	0	0	0	37,398	0	0	17,708	(3)	55,106
Director	2009	0	0	0	50,035	0	0	30,000		80,035
	2008	0	0	0	12,568	0	0	10,000		22,568

(1)	Consists of grant date fair value calculated pursuant to Black-Scholes option-pricing model recognized as compensation expense in each fiscal year.

(2)	All other compensation was paid in the form of cash.

(3)	Of the amount paid to Dr. Sorensen in 2010 of $25,000, $17,708 was charged to operations in 2010, and the balance of $7,292 will be charged to operations in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2011, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group.  As of March 15, 2011, there were 35,077,178 shares of our common stock issued and outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 15, 2011, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.  Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733.  This table is based upon information supplied by directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Officers, Directors and 5% stockholders
Dr. John S. Kovach 248 Route 25A, No. 2 East Setauket, New York 11733	17,021,786		48.5%
Dr. Philip F. Palmedo 248 Route 25A, No. 2 East Setauket, New York 11733	1,390,000	(1)	3.9%
Dr. Mel Sorensen 248 Route 25A, No. 2 East Setauket, New York 11733	200,000	(2)	0.6%
All officers and directors as a group (three persons)	18,611,786	(1)(2)	51.3%
Gil Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	7,433,700	(3)	18.5%
Dr. Debbie Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	6,838,845	(4)	17.5%

(1)	Includes options to purchase 390,000 shares of common stock and warrants to purchase 600,000 shares of common stock, which are immediately exercisable.

(2)	Consists of options to purchase 200,000 shares of common stock, which are immediately exercisable.

(3)
Includes 895,000 shares of common stock, options to purchase 2,000,000 shares of common stock, and warrants to purchase 1,000,000 shares of common stock owned directly by Mr. Schwartzberg.  Also includes 204,700 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control; 684,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Mr. Schwartzberg is the co-trustee; and 650,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the David N. Sterling Trust, as to which Mr. Schwartzberg is the co-trustee.  Excludes 1,504,845 shares of common stock and warrants to purchase 2,000,000 shares of common stock owned directly by Debbie Schwartzberg, the wife of Mr. Schwartzberg, as to which Mr. Schwartzberg disclaims beneficial ownership or control.  Options and warrants are immediately exercisable or within 60 days.

(4)
Includes 1,504,845 shares of common stock and warrants to purchase 2,000,000 shares of common stock owned directly by Dr. Schwartzberg.  Also includes 684,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Dr. Schwartzberg is the co-trustee; and 650,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the David N. Sterling Trust, as to which Dr. Schwartzberg is the co-trustee.  Excludes 204,700 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg, the husband of Dr. Schwartzberg, has sole voting, disposition and investment control; and 895,000 shares of common stock, options to purchase 2,000,000 shares of common stock, and warrants to purchase 1,000,000 shares of common stock owned directly by Mr. Schwartzberg, as to which Dr. Schwartzberg disclaims beneficial ownership or control.  The warrants are immediately exercisable.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)           Related Party Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2010.

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

Also, in prior years Dr. Kovach had advanced to us an aggregate of $92,717 to meet operating expenses, which has been presented as a current liability at December 31, 2010.  Such advances are non-interest bearing and are due on demand.

See “ITEM 11. EXECUTIVE COMPENSATION - Directors Compensation” for disclosure with respect to payments to certain of our directors for services rendered.

(b)           Director Independence

The Company considers Drs. Palmedo and Sorensen to be “independent directors” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2010 and for the interim periods in 2009 and 2010.  The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.C. in fiscal 2009 and 2010.

	2009	2010
Audit Fees(1)	$41,401	$44,123
Audit-Related Fees(2)	—	—
Tax Fees(3)	2,275	8,585
All Other Fees(4)	2,373	—
Total	$46,049	$52,708

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

All audit related services, tax services and other services rendered by Weinberg & Company, P.C. were pre-approved by our Board of Directors.  The Board has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits -

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.1
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.2
3.2	Certificate of Amendment of Certificate of Incorporation3
3.2	Bylaws2
10.1
Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.4

10.2	Amendment No. 6 to CRADA5
10.3	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated as of February 5, 2007.6
10.4	Amendment dated January 28, 2008 to Agreement with Chem-Master International, Inc.7
10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007.8
10.6	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.8
10.7	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.8
10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.8
10.9	Amendment to Consulting Agreement with Gil Schwartzberg dated October 15, 2009.12
10.10	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.8
10.11	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Pro-Active Capital Group, LLC dated July 27, 20099
10.12	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.10
10.13	Stock Option Agreement between the Company and Mel Sorensen dated October 7, 2008.11

Exhibit No.	Description
10.14	Consulting Agreement between the Company and Mel Sorensen dated October 7, 2008.11
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.12
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.12

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Registration on Form SB-2 as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2007 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2008 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference.

12	Filed herewith.

Financial Statement Schedules – None

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2011	LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ John S. Kovach
		Name:	John S. Kovach
		Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John S. Kovach	Chief Executive Officer,	March 28, 2011
John S. Kovach	Principal Financial Officer, Principal Accounting Officer and Director

/s/ Philip F. Palmedo	Director	March 28, 2011
Philip F. Palmedo

/s/ Mel Sorensen	Director	March 28, 2011
Mel Sorensen

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2010 and 2009, and
 Period from August 9, 2005 (Inception) to December 31, 2010 (Cumulative)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2010 and 2009	F-3

Consolidated Statements of Operations - Years Ended December 31, 2010 and 2009, and Period from August 9, 2005 (Inception) to December 31, 2010 (Cumulative)	F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) - Period from August 9, 2005 (Inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2010 and 2009, and Period from August 9, 2005 (Inception) to December 31, 2010 (Cumulative)	F-6

Notes to Consolidated Financial Statements – Years Ended December 31, 2010 and 2009, and Period from August 9, 2005 (Inception) to December 31, 2010 (Cumulative)	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lixte Biotechnology Holdings, Inc.
East Setauket, New York

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2010 (cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2010 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
Los Angeles, California
March 28, 2011

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
 (a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$119,091	$1,543,991
Money market funds	1,601,006	25,000
Funds on deposit with law firm	50,000	—
Grant receivable	116,485	—
Advances on research and development contract services	10,100	5,000
Prepaid expenses and other current assets	34,646	27,354
Total current assets	1,931,328	1,601,345
Total assets	$1,931,328	$1,601,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,345	$83,546
Research and development contract liabilities	—	50,000
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	195,062	300,263

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 35,077,178 shares and 30,502,178 shares at December 31, 2010 and 2009, respectively	3,508	3,050
Advances under equity financing	—	1,200,000
Additional paid-in capital	7,662,559	5,147,583
Deficit accumulated during the development stage	(5,929,801)	(5,049,551)
Total stockholders’ equity	1,736,266	1,301,082
Total liabilities and stockholders’ equity	$1,931,328	$1,601,345

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2010
	2010	2009	(Cumulative)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $160,712 and $745,980 of stock-based compensation costs for the years ended December 31, 2010 and 2009, respectively, and $2,252,523 of stock-based compensation costs for the period from August 9, 2005 (inception) to December 31, 2010 (cumulative)	436,142	1,053,611	3,605,876
Depreciation	—	128	1,910
Research and development costs, including $67,222 and $132,933 of stock-based costs for the years ended December 31, 2010 and 2009, respectively, and $464,052 of stock-based costs for the period from August 9, 2005 (inception) to December 31, 2010 (cumulative). Research and development costs include $17,708 to a related party for the year ended December 31, 2010 and for the period from August 9, 2005 (inception) to December 31, 2010 (cumulative). Research and development costs for the year ended December 31, 2010 and for the period from August 9, 2005 (inception) to December 31, 2010 (cumulative) have been reduced by $244,479, representing the proceeds of a government grant related to such costs.
	445,542	496,517	2,222,847
Reverse merger costs	—	—	50,000
Total costs and expenses	881,684	1,550,256	5,880,633
Loss from operations	(881,684)	(1,550,256)	(5,880,633)
Interest income	1,434	155	27,301
Interest expense	—	(1,232)	(2,469)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(880,250)	$(1,551,333)	$(5,929,801
Net loss per common share – Basic and diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding – Basic and diluted	34,736,082	29,318,178

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to December 31, 2010

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	160,712	—	160,712
Stock-based research and development costs	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250)
Balance, December 31, 2010	35,077,178	$3,508	$—	$7,662,559	$(5,929,801)	$1,736,266

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2010
	2010	2009	(Cumulative)
Cash flows from operating activities:
Net loss	$(880,250)	$(1,551,333)	$(5,929,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	128	1,909
Stock-based compensation costs	160,712	745,980	2,252,523
Stock-based research and development costs	67,222	132,933	464,052
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	(50,000)	—	(50,000)
Grant receivable	(116,485)	—	(116,485)
Advances on research and development contract services	(5,100)	7,500	(10,100)
Prepaid expenses and other current assets	(7,292)	1,290	(34,646)
Increase (decrease) in -
Accounts payable and accrued expenses	(55,201)	(24,938)	28,345
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	(50,000)	50,000	—
Net cash used in operating activities	(936,394)	(638,440)	(3,320,203)

Cash flows from investing activities:
Increase in money market funds	(1,576,006)	(25,000)	(1,601,006)
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	(1,576,006)	(25,000)	(1,602,915)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	100,000	200,000
Proceeds advanced under equity financing	—	1,200,000	—
Repayment of notes payable to consultant	—	(200,000)	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	1,087,500	1,210,000	5,331,389
Payment of private placement offering costs	—	(112,950)	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	1,087,500	2,197,050	5,042,209

Cash:
Net increase (decrease)	(1,424,900)	1,533,610	119,091
Balance at beginning of period	1,543,991	10,381	—
Balance at end of period	$119,091	$1,543,991	$119,091

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$2,465	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$1,200,000	$—	$1,200,000

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010 and 2009, and
Period from August 9, 2005 (Inception) to December 31, 2010 (Cumulative)

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

The Company’s common stock was listed for trading on the OTC Bulletin Board commencing September 24, 2007 under the symbol “LIXT”. It is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “LIXT.PK”.

Operating Plans

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company has assembled a small but intellectually diverse group which uses information about the regulatory pathways altered in cancer cells. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway.

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

The second class of drugs (LB-200) under development by the Company is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and two companies have an HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of Lixte’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells such as occurs in stroke and Alzheimer’s disease. Potentially, this type of protective activity may have application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).

The Company’s primary goal is to bring one lead compound of the LB-100 series to clinical trial. In late 2009 and early 2010, the Company raised sufficient financial resources to carry out the preclinical studies needed for an application to the FDA to carry out a Phase I trial. The Company has engaged a leading pharmaceutical company, a clinical research organization, and a drug development company specializing in pharmacologic and toxocologic characterization of new anticancer drugs to oversee and carry out all studies necessary for FDA approval to take the compounds into an initial clinical trial.

On September 17, 2010, the National Cancer Institute Experimental Therapeutics (NExT) Program Senior Advisory Committee (SAC) approved a collaboration by NCI with the Company for clinical evaluation of one of the Company’s drug compounds, LB-100. This collaboration is a milestone-based approach in which NCI will first confirm studies of the LB-100 compound in an animal model of glioblastoma multiforme, the most common brain tumor of adults, and conduct an initial exploratory toxicology study in an animal model. At milestone intervals, the SAC will re-evaluate project progress before considering assignment of additional support and resources to this project.

The Company believes that funds on hand should allow the Company to fund operations and to continue to grow its patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series without raising additional funds until the first quarter of 2012.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2010, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2010 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities in 2011 will consist of continuing drug discovery and development efforts. The Company’s primary goal will be to take the Company’s LB-100 compound through a Phase I clinical trial by July 1, 2011. The Company raised $500,000 in November 2009, $1,787,500 in January 2010, and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on October 29, 2010 and $116,485 on February 1, 2011. As a result, the Company believes that its current resources are adequate to fund operations at a minimum through the first quarter 2012 at a level that will allow the continuation of the Company’s two drug development programs currently in process and completion of the initial Phase I trial of LB-100, if no unexpected delays occur in obtaining FDA approval in 2011.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I trial of LB-100. After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds in 2012 from a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond the first quarter of 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Amounts that become due, pursuant to contractual commitments, on research and development contracts with third parties are recorded as a liability, with the related amount of such contracts recorded as advances on research and development contract services on the Company’s balance sheet. Such advances on research and development contract services are expensed over their life on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company reviews the status of its research and development contracts on a quarterly basis.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $246,185 and $199,459 for the years ended December 31, 2010 and 2009, respectively, and $771,334 for the period from August 9, 2005 (inception) to December 31, 2010 (cumulative). Patent costs are included in research and development costs in the Company's consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company has elected to deduct research and development costs on a current basis for federal income tax purposes. Start-up and organization costs were deferred until January 1, 2008. Accordingly, the Company then began to amortize such costs over a 180-month period.

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

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the new accounting rules did not have a material effect on the Company’s financial statements. As of December 31, 2010, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

Government Grant Under Qualifying Therapeutic Discovery Project

Under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the “Act”), the Internal Revenue Service and the Department of Health and Human Services established the qualifying therapeutic discovery project to consider and award certifications for qualified investments by project sponsors. On July 20, 2010, the Company applied for a grant pursuant to the Act based upon qualified investments made in 2009 and 2010. On October 29, 2010, the Company was notified that qualified investments totaling $488,958 had been certified and that a grant in the amount of $244,479 had been awarded to the Company.

The proceeds of the grant were received by the Company in installments, consisting of $127,994 on November 9, 2010, and $116,485 on February 1, 2011, which has been reflected as a receivable at December 31, 2010. For financial statement purposes, the grant of $244,479 has been offset against research and development costs in the statement of operations for the year ended December 31, 2010.

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

At December 31, 2010 and 2009, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2010	2009

Warrants	13,607,426	4,457,426
Stock options	3,540,000	3,540,000
Total	17,147,426	7,997,426

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability for all periods presented. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At December 31, 2010, the registration penalty to the investors had not been paid.

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

4. Money Market Funds — Fair Value

Money market funds at December 31, 2010 and 2009 consisted of an investment in the Class A Shares of Western Asset New York Municipal Money Market Fund with a market value of $1,601,006 and $25,000, respectively. The stated purpose of this money market fund is to provide income exempt from both regular federal income tax and New York State and New York City personal income tax from a portfolio of high quality short-term municipal obligations selected for liquidity and stability of principal.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at December 31, 2010 and 2009.

	Total	Level 1	Level 2	Level 3

December 31, 2010:
Money market funds	$1,601,006	$1,601,006	$—	$—

December 31, 2009:
Money market funds	$25,000	$25,000	$—	$—

5. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At and December 31, 2010 and 2009, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach did not receive any compensation from the Company during the years ended December 31, 2010 and 2009, and for the period from August 9, 2005 (inception) through December 31, 2010 (cumulative), in view of the Company’s development stage status and limited resources. On February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011. Concomitant, Dr. Kovach will reduce his academic commitment from 80% to 60% to devote more time to the Company’s activities.

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

On February 5, 2007, the Company entered into an agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333; exercise price - $0.333; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs on February 5, 2007 as the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option has been reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. On February 5, 2009, the fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $60,000 ($0.60 per share), which resulted in a charge to operations of $19,143 during the year ended December 31, 2009. The Company granted the second five-year option on February 5, 2009.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On December 31, 2010, the fair value of the aforementioned stock options was determined to be $68,000 ($0.34 per share) calculated using the following Black-Scholes input variables: stock price - $0.35; exercise price - $1.65; expected life - 2.09 years; expected volatility – 325.4%; expected dividend yield - 0%; risk-free interest rate -1.92%, which resulted in a charge to operations of $18,989 during the year ended December 31, 2010. On December 31, 2009, the fair value of the aforementioned stock options was determined to be $94,000 ($0.47 per share) calculated using the following Black-Scholes input variables: stock price - $0.49; exercise price - $1.65; expected life - 3.09 years; expected volatility – 251.0%; expected dividend yield - 0%; risk-free interest rate - 1.40%, which resulted in a charge to operations of $46,201 during the year ended December 31, 2009..

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and was charged to operations ratably from September 12, 2007 through September 12, 2009. During the year ended December 31, 2009, the Company recorded a charge to operations of $71,260 with respect to these options. Effective April 20, 2010, Dr. Carter resigned as a director for personal reasons. Consequently, pursuant to the stock option agreement, Dr. Carter has twelve months from April 20, 2010 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

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

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options is being charged to operations ratably from October 15, 2009 through October 15, 2010. On December 31, 2009, the fair value of the aforementioned stock options was determined to be $245,000 ($0.49 per share) calculated using the following Black-Scholes input variables: stock price - $0.49; exercise price - $1.00; expected life - 4.79 years; expected volatility – 251.0%; expected dividend yield - 0%; risk-free interest rate - 1.40%, which resulted in a charge to operations of $51,685 during the year ended December 31, 2009. On October 15, 2010, the fair value of the aforementioned stock options was determined to be $175,000 ($0.35 per share) calculated using the following Black-Scholes input variables: stock price - $0.35; exercise price - $1.00; expected life - 4.00 years; expected volatility – 325.4%; expected dividend yield - 0%; risk-free interest rate - 1.92%, which resulted in a charge to operations of $123,314 during the year ended December 31, 2010.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share), and is being charged to operations ratably from September 12, 2007 through September 12, 2010. On September 12, 2010, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,000 ($0.63 per share) which resulted in a charge to operations of $48,233 during the year ended December 31, 2010. On December 31, 2009, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $147,000 ($0.49 per share) which resulted in a charge to operations of $67,589 during the year ended December 31, 2009
.
On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On October 15, 2009, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.75; exercise price - $1.00; expected life - 5 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 1.91%. On September 12, 2010, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables: stock price - $0.63; exercise price - $0.333; expected life – 4.02 years; expected volatility – 209.6%; expected dividend yield - 0%; risk-free interest rate - 0.52%. On December 31, 2009, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables: stock price - $0.48; exercise price - $0.333; expected life - 4.72; expected volatility – 251.0%; expected dividend yield - 0%; risk-free interest rate – 1.40%.

As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors as of the various subsequent measurement dates.

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

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and Chief Executive Officer of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and is being charged to operations ratably from October 7, 2008 through October 7, 2010. During the years ended December 31, 2010 and 2009, the Company recorded a charge to operations of $37,398 and $50,035, respectively, with respect to these options.

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

Additional information with respect to common stock warrants and stock options issued is provided at Notes 3 and 10.

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2008	3,086,626	$0.658
Granted	4,910,800	0.668
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664
Granted	9,150,000	0.625
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at December 31, 2010	17,147,426	$0.643	2.14

Options and warrants exercisable at December 31, 2009	7,027,026	$0.637
Options and warrants exercisable at December 31, 2010	16,877,026	$0.639	2.13

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $1,980 at December 31, 2010, which is being recognized subsequent to December 31, 2010 over a weighted-average period of one month.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at December 31, 2010:

	Warrants	Warrants
	And	And
	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)
$0.333	1,566,626	1,566,626
$0.500	7,535,800	7,365,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$1.000	2,050,000	2,050,000
$1.250	50,000	50,000
$1.650	200,000	100,000
	17,147,426	16,877,026

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2010 was $26,633, based on a fair market value of $0.35 per share on December 31, 2010. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2009 was $230,260, based on a fair market value of $0.49 per share on December 31, 2009.

Outstanding options and warrants to acquire 100,000 shares of the Company’s common stock had not vested at December 31, 2010. At December 31, 2010, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 3).

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2009 and 2008 are summarized below.

	December 31,
	2010	2009
Start-up and organization costs	$76,000	$104,000
Contingent liability	31,000	31,000
Net operating loss carryforwards	1,115,000	951,000
Total deferred tax assets	1,222,000	1,086,000
Valuation allowance	(1,222,000)	(1,086,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2010 and 2009, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2010 and 2009 due to the losses incurred during such periods. A reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2010 and 2009 is summarized below.

	Years Ended December 31,
	2010	2009

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible stock-based compensation	8.8%	19.3%
Reduction to operating loss attributed to government grant	9.4%	—
Adjustment to deferred tax asset	3.1%	(1.7)%
Change in valuation allowance	12.6%	16.4%
Other	0.1%	—
Effective tax rate	0.0%	0.0%

At December 31, 2010, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $2,686,000 which, if not utilized earlier, expire in 2029.

10. Commitments and Contingencies

CRADA

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 66 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company has agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of December 31, 2010, no additional amounts were due pursuant to this agreement.

Research and Development Contracts

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as “LB-3”. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $11,000 and $59,000 during the years December 31, 2010 and 2009, respectively.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064. As of December 31, 2010, $15,205 had been incurred and work was proceeding under this contract.

On April 15, 2010, the Company entered into an agreement with Ascentage Pharma Group to assist in the pharmacological characterization of the Company’s proprietary compounds. As of December 31, 2010, this work had been completed at a total cost of $52,400. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

During the years ended December 31, 2010 and 2009, the Company has engaged Southern Research Institute to conduct a series of studies. As of December 31, 2010, one such study having a total estimated cost of $20,200, of which $10,100 had been paid, was in process.

Consulting Arrangements

On April 7, 2010, a new agreement was established with Dr. Mel Sorensen providing for consultation and advice over the ensuing twelve month period regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. Both installments were paid as due.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2010 aggregating $266,676, of which $166,717 is included in current liabilities in the consolidated balance sheet at December 31, 2010.

		Payments Due By Year
	Total	2011	2012
Research and development contracts	$99,959	$99,959	$—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$266,676	$266,676	$—