Form 10-Q
period 2011-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2011-05-09
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, the Company had 35,077,178 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

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

PART I - FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash	$42,831	$119,091
Money market funds	1,601,053	1,601,006
Funds on deposit with law firm	—	50,000
Grant receivable	—	116,485
Advances on research and development contract services	22,550	10,100
Prepaid expenses and other current assets	22,271	34,646
Total current assets	1,688,705	1,931,328
Total assets	$1,688,705	$1,931,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$100,685	$28,345
Research and development contract liabilities	35,070	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	302,472	195,062

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – None	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding - 35,077,178 shares	3,508	3,508
Additional paid-in capital	7,663,541	7,662,559
Deficit accumulated during the development stage	(6,280,816)	(5,929,801)
Total stockholders’ equity	1,386,233	1,736,266
Total liabilities and stockholders’ equity	$1,688,705	$1,931,328

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2011
	2011	2010	(Cumulative)
Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $-0-, $72,740 and $2,252,523 of stock-based compensation costs for the three months ended March 31, 2011 and 2010, and the period from August 9, 2005 (inception) to March 31, 2011 (cumulative), respectively	89,616	188,579	3,695,492
Depreciation	—	—	1,910
Research and development costs, including $982, $19,888 and $465,033 of stock-based costs for the three months ended March 31, 2011 and 2010, and the period from August 9, 2005 (inception) to March 31, 2011 (cumulative), respectively. Research and development costs include $6,250 to a related party for the three months ended March 31, 2011 and $23,958 for the period from August 9, 2005 (inception) to March 31, 2011 (cumulative). Research and development costs for  the period from August 9, 2005 (inception) to March 31, 2011 (cumulative) have been reduced by $244,479, representing the proceeds of a government grant related to such costs.
	261,446	161,872	2,484,293
Reverse merger costs	—	—	50,000
Total costs and expenses	351,062	350,451	6,231,695
Loss from operations	(351,062)	(350,451)	(6,231,695)
Interest income	47	215	27,348
Interest expense	—	—	(2,469)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(351,015)	$(350,236)	$(6,280,816)
Net loss per common share – Basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding – Basic and diluted	35,077,178	33,693,845

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2011

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	160,712	—	160,712
Stock-based research and development costs	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250)
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Stock-based research and development costs	—	—	—	982	—	982
Net loss	—	—	—	—	(351,015)	(351,015)
Balance, March 31, 2011 (Unaudited)	35,077,178	$3,508	$—	$7,663,541	$(6,280,816)	$1,386,233

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
 AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2011
	2011	2010	(Cumulative)
Cash flows from operating activities:
Net loss	$(351,015)	$(350,236)	$(6,280,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based compensation costs	—	72,740	2,252,523
Stock-based research and development costs	982	19,888	465,034
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	50,000	—	—
Grant receivable	116,485	—	—
Advances on research and development contract services	(12,450)	(27,530)	(22,550)
Prepaid expenses and other current assets	12,375	6,125	(22,271)
Increase (decrease) in -
Accounts payable and accrued expenses	72,340	20,656	100,685
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	35,070	6,031	35,070
Net cash used in operating activities	(76,213)	(252,326)	(3,396,416)

Cash flows from investing activities:
Increase in money market funds	(47)	(2,050,042)	(1,601,053)
Purchase of office equipment	—	—	(1,909)
Net cash used in investing activities	(47)	(2,050,042)	(1,602,962)

Cash flows from financing activities:
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	1,087,500	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	—	1,087,500	5,042,209

Cash:
Net increase (decrease)	(76,260)	(1,214,868)	42,831
Balance at beginning of period	119,091	1,543,991	—
Balance at end of period	$42,831	$329,123	$42,831

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$1,200,000	$1,200,000
See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
 AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2011 and 2010, and
Period from August 9, 2005 (Inception) to March 31, 2011 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at March 31, 2011, for the three months ended March 31, 2011 and 2010, and for the period from August 9, 2005 (inception) to March 31, 2011 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and for the period from August 9, 2005 (inception) to March 31, 2011 (cumulative), and its cash flows for the three months ended March 31, 2011 and 2010, and for the period from August 9, 2005 (inception) to March 31, 2011 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2010 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.

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

This approach has led to the development of two classes of drugs, phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. The LB-100 series consists of novel structures, which have the potential to be first in their class and the latter group contains compounds, which have the potential to be the most effective of this class. The Company has demonstrated that that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and, against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma and to the most common cancer of children, neuroblastoma. Because of the propensity of malignant melanoma to metastasize to the brain, recent studies have encompassed studying the effectiveness of drugs developed for the treatment of primary brain tumors to the treatment of melanoma.

The second class of drugs (LB-200) under development by the Company is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have an HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells such as occurs in stroke and Alzheimer’s disease. Potentially, this type of protective activity may have application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).

The Company’s primary objective is to bring one lead compound of the LB-100 series to clinical trial. In late 2009 and early 2010, the Company raised sufficient financial resources to carry out the preclinical studies needed for an application to the FDA to carry out a Phase I clinical trial. The Company has engaged a leading pharmaceutical manufacturing company, a clinical research organization, and a drug development company specializing in pharmacologic and toxocologic characterization of new anticancer drugs to oversee and carry out the studies necessary to obtain FDA approval to commence a Phase I clinical trial.

On September 17, 2010, the National Cancer Institute Experimental Therapeutics (NExT) Program Senior Advisory Committee (SAC) approved a collaboration by NCI with the Company for clinical evaluation of LB-100, one of the Company’s drug compounds. This collaboration is a milestone-based approach in which NCI will first confirm studies of the LB-100 compound in an animal model of glioblastoma multiforme, the most common brain tumor of adults, and conduct an initial exploratory toxicology study in an animal model. At milestone intervals, the SAC will re-evaluate project progress before considering assignment of additional support and resources to this project.

The Company believes that it has adequate funds on hand to support operations at current levels, including commencing, but not necessarily completing, a Phase I clinical trial of the Company’s LB-100 compound, and to continue to grow its patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series, without having to raise additional funds until the first quarter of 2012.

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

At March 31, 2011, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2011 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities for the remainder of 2011 will consist of continuing drug discovery and development efforts. The Company’s primary objective is to make application to take the Company’s LB-100 compound into a Phase I clinical trial by June 30, 2011. The Company raised $500,000 in November 2009, $1,787,500 in January 2010, and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on November 9, 2010 and $116,485 on February 1, 2011. As a result, the Company believes that its existing resources are adequate to fund operations through the first quarter of 2012 at a level that will allow the continuation of the Company’s two drug development programs currently in process and commencement, but not necessarily completion, of a Phase I clinical trial of LB-100.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I trial of LB-100. After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To complete the Phase I trial and carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds in 2012 from a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond the first quarter of 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $139,145 and $88,689 for the three months ended March 31, 2011 and 2010, respectively, and $910,479 for the period from August 9, 2005 (inception) to March 31, 2011 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

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

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the new accounting rules did not have a material effect on the Company’s financial statements. As of March 31, 2011, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The proceeds of the grant were received by the Company in installments, consisting of $127,994 on November 9, 2010, and $116,485 on February 1, 2011, which was reflected as a receivable at December 31, 2010. For financial statement purposes, the grant of $244,479 was offset against research and development costs in the statement of operations for the year ended December 31, 2010.

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

At March 31, 2011 and 2010, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2011	2010

Warrants	13,607,426	13,607,426
Stock options	3,540,000	3,540,000
Total	17,147,426	17,147,426

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all of the criteria within the guidance to be considered substantive. The Company adopted this new accounting guidance effective January 1, 2011. The adoption of this guidance did not have any impact on the Company’s financial position or results of operations, as the Company does not have or currently expect to have any research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The new guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. As this guidance only requires additional disclosure, the adoption of this guidance did not have any impact on the Company’s financial position or results of operations.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability for all periods presented. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At March 31, 2011, the registration penalty to the investors had not been paid.

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

5. Money Market Funds — Fair Value

Money market funds at March 31, 2011 and December 31, 2010 consisted of an investment in the Class A Shares of Western Asset New York Municipal Money Market Fund with a market value of $1,601,053 and $1,601,006, respectively. The stated purpose of this money market fund is to provide income exempt from both regular federal income tax and New York State and New York City personal income tax from a portfolio of high quality short-term municipal obligations selected for liquidity and stability of principal.

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2011 and December 31, 2010.

	Total	Level 1	Level 2	Level 3

March 31, 2011:
Money market funds	$1,601,053	$1,601,053	$—	$—

December 31, 2010:
Money market funds	$1,601,006	$1,601,006	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At and March 31, 2011 and December 31, 2011, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to March 15, 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011. Concomitant, Dr. Kovach reduced his academic commitment from 80% to 60% to devote more time to the Company’s activities. Accordingly, during the three months ended March 31, 2011, and for the period from August 9, 2005 (inception) through March 31, 2011 (cumulative), Dr. Kovach was paid a salary of $2,500.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On February 1, 2011, the fair value of the aforementioned stock options was determined to be $66,000 ($0.33 per share) calculated using the following Black-Scholes input variables: stock price - $0.35; exercise price - $1.65; expected life - 2 years; expected volatility – 325.6%; expected dividend yield - 0%; risk-free interest rate -2.07%, which resulted in a charge to operations of $982 during the three months ended March 31, 2011. On March 31, 2010, the fair value of the aforementioned stock options was determined to be $92,000 ($0.46 per share) calculated using the following Black-Scholes input variables: stock price - $0.50; exercise price - $1.65; expected life - 2.84 years; expected volatility – 238.6%; expected dividend yield - 0%; risk-free interest rate - 1.60%, which resulted in a charge to operations of $7,258 during the three months ended March 31, 2010.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and was charged to operations ratably from September 12, 2007 through September 12, 2009. Effective April 20, 2010, Dr. Carter resigned as a director for personal reasons. Consequently, pursuant to the stock option agreement, Dr. Carter had twelve months from April 20, 2010 to exercise his stock options to acquire 200,000 shares of the Company’s common stock. On April 20, 2011 Dr. Carter’s stock options expired unexercised.

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

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options was charged to operations ratably from October 15, 2009 through October 15, 2010. On March 31, 2010, the fair value of the aforementioned stock options was determined to be $245,000 ($0.49 per share) calculated using the following Black-Scholes input variables: stock price - $0.50; exercise price - $1.00; expected life - 4.54 years; expected volatility – 238.6%; expected dividend yield - 0%; risk-free interest rate - 1.60%, which resulted in a charge to operations of $60,411 during the three months ended March 31, 2010.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2010. On March 31, 2010, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $150,000 ($0.50 per share) which resulted in a charge to operations of $12,630 during the three months ended March 31, 2010.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On October 15, 2009, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.75; exercise price - $1.00; expected life - 5 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 1.91%. On March 31, 2010, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables: stock price - $0.50; exercise price - $0.333; expected life - 4.48; expected volatility – 238.6%; expected dividend yield - 0%; risk-free interest rate – 1.60%.

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

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and Chief Executive Officer of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and was charged to operations ratably from October 7, 2008 through October 7, 2010. During the three months ended March 31, 2010, the Company recorded a charge to operations of $12,329 with respect to these options.

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

Additional information with respect to common stock warrants and stock options issued is provided at Notes 4 and 8.

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664
Granted	9,150,000	0.625
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at December 31, 2010	17,147,426	$0.643
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at March 31, 2011	17,147,426	$0.643	1.89

Options and warrants exercisable at December 31, 2010	16,877,026	$0.639
Options and warrants exercisable at March 31, 2011	16,977,026	$0.645	1.88

There was no deferred compensation expense remaining for the outstanding value of unvested stock options at March 31, 2011.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at March 31, 2011:

	Warrants	Warrants
	And	And
	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)
$0.333	1,566,626	1,566,626
$0.500	7,535,800	7,365,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$1.000	2,050,000	2,050,000
$1.250	50,000	50,000
$1.650	200,000	200,000
	17,147,426	16,977,026

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at March 31, 2011 was approximately $4,414,600, based on a fair market value of $0.88 per share on March 31, 2011. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2010 was approximately $26,600, based on a fair market value of $0.35 per share on December 31, 2010.

As of March 31, 2011 all outstanding options and warrants to acquire shares of the Company’s common stock were vested. At March 31, 2011, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

8. Commitments and Contingencies

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

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of March 31, 2011, no additional amounts were due pursuant to this agreement.

Research and Development Contracts

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $4,825 and $13,000 during the three months ending March 31, 2011 and 2010, respectively.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,205 had been incurred through March 31, 2011. As of March 31, 2011, work was proceeding under this contract.

On March 17, 2011, the Company entered into two agreements with Ascentage Pharma Group to conduct a series of studies at a total estimated cost of $29,000, of which $1,450 had been incurred through March 31, 2011. As of March 31, 2011, work was proceeding under this contract. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

From time-to-time, the Company has engaged Southern Research Institute to conduct various studies. During the three months ended March 31, 2011, two such studies were completed at an aggregate cost of $39,545, of which $19,775 had been paid as of March 31, 2011.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. On January 7, 2011, a work order for the first of such studies with a total estimated cost of $48,500 was issued. As of March 31, 2011, the Company had paid $24,250 towards this first study and work was proceeding under this agreement.

 On January 18, 2011, the Company entered into an agreement with Ash Stevens for a series of studies with a total estimated cost of $90,000. As of March 31, 2011, the Company had paid $29,700 towards these studies and work was proceeding under this agreement.

Consulting Arrangements

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen providing for consultation and advice over the ensuing twelve month period regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series. The agreement called for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. All installments have been paid as due.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2011 aggregating $390,896, of which $201,787 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2011.  Amounts included in the 2011 column represent amounts due at March 31, 2011 for the remainder of the 2011 fiscal year ending December 31, 2011.

		Payments Due By Year
	Total	2011	2012
Research and development contracts	$199,179	$199,179	$—
Consulting agreement	25,000	25,000	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$390,896	$390,896	$—

9. Subsequent Events

Effective May 2, 2011, Robert Royds was elected to the Company’s Board of Directors to fill a vacancy.  The Company agreed to issue to Dr. Royds five-year options to purchase an aggregate of 200,000 shares of the Company’s common stock, vesting 25,000 shares quarterly commencing on May 1, 2011, at an exercise price of $0.98 per share, which was the fair market value of the Company’s common stock on the date of issuance.

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

At March 31, 2011, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2011 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

The Company’s activities for the remainder of 2011 will consist of continuing drug discovery and development efforts. The Company’s primary objective is to make application to take the Company’s LB-100 compound into a Phase I clinical trial by June 30, 2011.  The Company raised $500,000 in November 2009, $1,787,500 in January 2010, and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on November 9, 2010 and $116,485 on February 1, 2011.  As a result, the Company believes that its existing resources are adequate to fund operations through the first quarter of 2012  at a level that will allow the continuation of the Company’s two drug development programs currently in process and commencement, but not necessarily completion, of a Phase I clinical trial of LB-100.

The amount and timing of future cash requirements will depend on the pace of these programs, in particular, completion of the Phase I trial of LB-100.  After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To complete the Phase I trial and carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds in 2012 from a combination of additional debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties.  Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond the first quarter of 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all of the criteria within the guidance to be considered substantive. The Company adopted this new accounting guidance effective January 1, 2011. The adoption of this guidance did not have any impact on the Company’s financial position or results of operations, as the Company does not have or currently expect to have any research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The new guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. As this guidance only requires additional disclosure, the adoption of this guidance did not have any impact on the Company’s financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

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

The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures. The Company’s immediate focus is to obtain approval from the FDA to carry a lead compound of the LB-100 series into a Phase I clinical trial. The Company believes the potent activity of these drugs in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children merits bringing this treatment to patients as rapidly as possible. In addition, the demonstration of clinical benefit would be very important to potential investors and to large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug portfolios.

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

Plans for 2011 and Beyond

The Company’s primary short-term objective is to complete the studies needed to be able to make an application to the FDA for an Investigational New Drug (“IND”) for the clinical evaluation of the Company’s LB-100 compound by June 30, 2011. The estimated cost for drug synthesis formulation and pharmacokinetic and toxicologic studies needed for an IND application is currently estimated to be approximately $1,200,000.  The Company believes that it currently has sufficient resources to fund its operations through the first quarter of 2012, including the commencement, but not necessarily the completion, of a Phase I clinical trial of LB-100 and the continued development of the LB-200 series.

The  next step in the clinical development of LB-100 after the completion of a Phase I clinical trial is to obtain IND approval from the FDA to administer the drug to patients. In order to do this, the Company must demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. A compound that has a mechanism of action similar to that of LB-100 has been given with safety and benefit to cancer patients outside the United States in the past. This similar compound has a chemical feature which appears to be responsible for most of its toxicity. This feature has been removed from LB-100, making it likely that the Company’s compound will be less toxic and, therefore, safer for human use.

Subject to the availability of resources, the Company expects to continue to fund additional studies to characterize the anti-cancer and anti-fungal activity of certain homologs of drugs of the LB-200 series in collaboration with academic partners and  commercial research organizations.

As of March 16, 2011, Dr. Kovach reduced his academic commitment to 60% from 80% to devote more time to the management of development of the Company’s compounds. He began receiving compensation of $5,000 per month from the Company at that time.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at March 31, 2011.

Three Months Ended March 31, 2011 and 2010

General and Administrative Costs.  For the three months ended March 31, 2011, general and administrative costs were $89,616, which consisted of the fair value of stock options issued to directors and consultants of $-0-, consulting and professional fees of $72,307, insurance expense of $6,125, officer’s salary and related costs of $2,972, stock transfer fees of $1,669, travel and entertainment costs of $1,887, and other operating costs of $4,656.

For the three months ended March 31, 2010, general and administrative costs were $188,579, which consisted of the fair value of stock options issued to directors and consultants of $72,740, consulting and professional fees of $103,652, insurance expense of $6,125, officer’s salary and related costs of $-0-, stock transfer fees of $2,278, travel and entertainment costs of $610, and other operating costs of $3,174.

Research and Development Costs.  For the three months ended March 31, 2011, research and development costs were $261,446, which consisted of the vested portion of the fair value of stock options issued to a vendor of $982, patent costs of $139,144, third-party contractor costs of $115,070, and consulting fees to a related party of $6,250.

For the three months ended March 31, 2010, research and development costs were $161,872, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $19,888, patent costs of $88,688, and third-party contractor costs of $53,296.

Interest Income.  For the three months ended March 31, 2011 and 2010, interest income was $47 and $215, respectively.

Net loss.  For the three months ended March 31, 2011, the Company incurred a net loss of $351,015, as compared to a net loss of $350,236 for the three months ended March 31, 2010.

Liquidity and Capital Resources – March 31, 2011

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

The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received an aggregate of $244,479 (of which $127,994 was received in 2010 and $116,485 was received in 2011), from a federal grant program to support promising biotechnology initiatives.  As a result, the Company believes that its existing resources are adequate to fund operations at current levels through the first quarter of 2012 at a level that will allow the continuation of the Company’s two drug development programs currently in process and commencement, but not necessarily completion, of a Phase I clinical trial of LB-100.

Operating Activities.  For the three months ended March 31, 2011, operating activities utilized cash of $76,213, as compared to utilizing cash of $252,326 for the three months ended March 31, 2010.

At March 31, 2011, the Company had a working capital surplus of $1,386,233, as compared to $1,736,266 at December 31, 2010.

Investing Activities.  For the three months ended March 31, 2011 and 2010, investing activities consisted of $47 and $2,050,042, respectively, being placed into a money market fund.

Financing Activities.  There were no financing activities for the three months ended March 31, 2011. For the three months ended March 31, 2010, financing activities provided net cash of $1,087,500, consisting of the gross proceeds from the sale of securities of $2,287,500, less $1,200,000 of advances received through December 31, 2009.

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

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of March 31, 2011, no additional amounts were due pursuant to this agreement.

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $4,825 and $13,000 during the three months ending March 31, 2011 and 2010, respectively.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,205 had been incurred through March 31, 2011. As of March 31, 2011, work was proceeding under this contract.

On March 17, 2011, the Company entered into two agreements with Ascentage Pharma Group to conduct a series of studies at a total estimated cost of $29,000, of which $1,450 had been incurred through March 31, 2011. As of March 31, 2011, work was proceeding under this contract. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

From time-to-time, the Company has engaged Southern Research Institute to conduct various studies. During the three months ended March 31, 2011, two such studies were completed at an aggregate cost of $39,545, of which $19,775 had been paid as of March 31, 2011.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. On January 7, 2011, a work order for the first of such studies with a total estimated cost of $48,500 was issued. As of March 31, 201,1 the Company had paid $24,250 towards this first study and work was proceeding under this agreement.

On January 18, 2011, the Company entered into an agreement with Ash Stevens for a series of studies with a total estimated cost of $90,000. As of March 31, 2011 the Company had paid $29,700 towards these studies and work was proceeding under this agreement.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen providing for consultation and advice over the ensuing twelve month period regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series. The agreement called for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. All installments have been paid as due.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2011 aggregating $390,896, of which $201,787 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2011.  Amounts included in the 2011 column represent amounts due at March 31, 2011 for the remainder of the 2011 fiscal year ending December 31, 2011.

		Payments Due By Year
	Total	2011	2012
Research and development contracts	$199,179	$199,179	$—
Consulting agreement	25,000	25,000	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$390,896	$390,896	$—

Off-Balance Sheet Arrangements

At March 31, 2011, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer (who is the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer,  to allow timely decisions regarding required disclosure.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 6, 2011	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.