Form 10-Q
period 2011-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2011-08-12
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, the Company had 35,259,142 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets -
June 30, 2011 (Unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months Ended June 30, 2011 and 2010, Six Months Ended June 30, 2011 and 2010, and Period from August 9, 2005 (Inception) to June 30, 2011 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) - August 9, 2005 (Inception) to June 30, 2011 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Six Months Ended June 30, 2011 and 2010 and Period from August 9, 2005 (Inception) to June 30, 2011 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements (Unaudited) -
Three Months Ended June 30, 2011 and 2010, Six Months Ended June 30, 2011 and 2010, and Period from August 9, 2005 (Inception) to June 30, 2011 (Cumulative)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Reserved	31

Item 5. Other Information	31

Item 6. Exhibits	31

SIGNATURES	32

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash	$34,234	$119,091
Money market funds	1,301,089	1,601,006
Funds on deposit with law firm	—	50,000
Grant receivable	—	116,485
Advances on research and development contract services	63,356	10,100
Prepaid expenses and other current assets	22,395	34,646
Total current assets	1,421,074	1,931,328
Total assets	$1,421,074	$1,931,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,799	$28,345
Research and development contract liabilities	89,550	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	337,066	195,062

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – None	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 35,259,142 shares and 35,077,178 shares at June 30, 2011 and December 31, 2010, respectively	3,526	3,508
Additional paid-in capital	7,709,0561	7,662,559
Deficit accumulated during the development stage	(6,628,569)	(5,929,801)
Total stockholders’ equity	1,084,008	1,736,266
Total liabilities and stockholders’ equity	$1,421,074	$1,931,328

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2011
	2011	2010	2011	2010	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $40,528 and $20,534 of stock-based compensation costs for the three months ended June 30, 2011 and 2010, respectively, $40,528 and $93,274 of stock-based compensation costs for the six months ended June 30, 2011 and 2010, respectively, and $2,293,051 of stock-based compensation costs for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative)	123,581	76,892	213,197	265,470	3,819,075
Depreciation	—	—	—	—	1,909
Research and development costs, including $-0- and ($1,762) of stock-based costs (credit) for the three months ended June 30, 2011 and 2010, respectively, $982 and $18,127 of stock-based costs for the six months ended June 30, 2011 and 2010, respectively, and $465,034 of stock-based costs for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative), respectively. Research and development costs include $6,250 and $5,208 to a related party for the three months ended June 30, 2011 and 2010, respectively, $12,500 and $5,208 for the six months ended June 30, 2011 and 2010, respectively, and $30,208 for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative). Research and development costs for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative) have been reduced by $244,479, representing the proceeds of a government grant related to such costs.
	224,208	233,104	485,654	394,977	2,708,501
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	347,789	309,996	698,851	660,447	6,579,485
Loss from operations	(347,789)	(309,996)	(698,851)	(660,447)	(6,579,485)
Interest income	37	333	83	548	27,385
Interest expense	—	—	—	—	(2,469)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(347,752)	$(309,663)	$(698,768)	$(659,899)	$(6,628,569)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	35,079,178	35,077,178	35,078,183	34,389,333

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to June 30, 2011

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	160,712	—	160,712
Stock-based research and development costs	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250)
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation costs	—	—	—	40,528	—	40,528
Stock-based research and development costs	—	—	—	982	—	982
Net loss	—	—	—	—	(698,768)	(698,768)
Balance, June 30, 2011 (Unaudited)	35,259,142	$3,526	$—	$7,709,051	$(6,628,569)	$1,084,008

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
 AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2011
	2011	2010	(Cumulative)
Cash flows from operating activities:
Net loss	$(698,768)	$(659,899)	$(6,628,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based compensation costs	40,528	93,274	2,293,051
Stock-based research and development costs	982	18,127	465,034
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	50,000	—	—
Grant receivable	116,485	—	—
Advances on research and development contract services	(53,256)	(8,310)	(63,356)
Prepaid expenses and other current assets	12,251	4,958	(22,395)
Increase (decrease) in -
Accounts payable and accrued expenses	52,454	(6,430)	80,799
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	89,550	29,007	89,550
Net cash used in operating activities	(389,774)	(529,273)	(3,709,977)

Cash flows from investing activities:
Decrease (increase) in money market funds	299,917	(2,050,150)	(1,301,089)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	299,917	(2,050,150)	(1,302,998)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,000	—	5,000
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	1,087,500	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	5,000	1,087,500	5,047,209

Cash:
Net increase (decrease)	(84,857)	(1,491,923)	34,234
Balance at beginning of period	119,091	1,543,991	—
Balance at end of period	$34,234	$52,068	$34,234

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$1,200,000	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$84,207	$—	$84,207

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
 AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Six Months Ended June 30, 2011 and 2010, and
Period from August 9, 2005 (Inception) to June 30, 2011 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at June 30, 2011, for the three months and six months ended June 30, 2011 and 2010, and for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2011, the results of its operations for the three months and six months ended June 30, 2011 and 2010, and for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative), and its cash flows for the six months ended June 30, 2011 and 2010, and for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2010 has been derived from the Company’s audited financial statements.

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

This approach has led to the development of two classes of drugs, phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. The LB-100 series consists of novel structures, which have the potential to be first in their class and the latter group contains compounds, which have the potential to be the most effective of this class. The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because of the propensity of malignant melanoma to metastasize to the brain, recent studies have encompassed studying the effectiveness of drugs developed for the treatment of primary brain tumors to the treatment of melanoma.

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

The Company believes that it has adequate funds on hand to support operations at current levels, including commencing, but not completing, a Phase I clinical trial of the Company’s LB-100 compound, and to continue to grow its patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series, without having to raise additional funds, until early 2012.

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

At June 30, 2011, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2011 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities for the remainder of 2011 will consist of continuing drug discovery and development efforts. The Company’s primary objective is to gain FDA approval of the Company's LB-100 compound for entry into a Phase I clinical trial by the end of 2011. The Company was not able to expedite this process so as to obtain such approval by its June 30, 2011 target date. Although the Company has not identified any specific obstacles to the submission of the FDA application, the overall process of large animal testing and formal documentation of the long-term stability of the LB-100 compound has been slower than originally anticipated.

The Company raised $500,000 in November 2009, $1,787,500 in January 2010, and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on November 9, 2010 and $116,485 on February 1, 2011. As a result, the Company believes that its existing resources are adequate to fund operations until early 2012 at a level that will allow the continuation of the Company’s two drug development programs currently in process and commencement, but not completion, of a Phase I clinical trial of LB-100.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I trial of LB-100. After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To complete the Phase I trial and carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds beginning in early 2012 from a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond early 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $95,126 and $82,091 for the three months ended June 30, 2011 and 2010, respectively, $234,271 and $170,780 for the six months ended June 30, 2011 and 2010, respectively, and $1,005,605 for the period from August 9, 2005 (inception) to June 30, 2011 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

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

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the new accounting rules did not have a material effect on the Company’s financial statements. As of June 30, 2011, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At June 30, 2011 and 2010, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2011	2010

Warrants	13,454,552	13,607,426
Stock options	3,350,000	3,540,000
Total	16,804,552	17,147,426

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (the “ASC”) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but is not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  The ASU is not expected to have any impact on the Company’s financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

On June 30, 2011, WestPark Capital, Inc. exercised warrants to acquire a portion of the above described warrants, consisting of 152,874 shares of common stock, on a cashless basis. Such cashless exercise resulted in WestPark Capital, Inc. receiving a net of 100,929 shares.

On July 27, 2011, the Company agreed to extend warrants to acquire the remaining portion of the above described warrants, consisting of 273,752 shares of common stock, to July 27, 2012.  In conjunction with the extension of the warrants, the cashless exercise feature was deleted.  On July 27, 2011, the fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $199,839 ($0.73 per share), and will be charged to operations during the three months ending September 30, 2011.  The fair value of the warrant extension was calculated using the following input variables: stock price - $0.79; exercise price - $0.333; expected life - 1 year; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 0.14%.

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

5. Money Market Funds — Fair Value

Money market funds at June 30, 2011 and December 31, 2010 consisted of an investment in the Class A Shares of Western Asset New York Municipal Money Market Fund with a market value of $1,301,089 and $1,601,006, respectively. The stated purpose of this money market fund is to provide income exempt from both regular federal income tax and New York State and New York City personal income tax from a portfolio of high quality short-term municipal obligations selected for liquidity and stability of principal.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at June 30, 2011 and December 31, 2010.

	Total	Level 1	Level 2	Level 3

June 30, 2011:
Money market funds	$1,301,089	$1,301,089	$—	$—

December 31, 2010:
Money market funds	$1,601,006	$1,601,006	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At June 30, 2011 and December 31, 2010, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company during 2010 or in prior years. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011.  In connection therewith, Dr. Kovach reduced his academic commitment from 80% to 60% in order to devote more time to the Company’s activities. Accordingly, during the three months ended June 30, 2011, the six months ended June 30, 2011, and the period from August 9, 2005 (inception) through June 30, 2011 (cumulative), Dr. Kovach was paid a salary of $15,000, $17,500 and $17,500, respectively.

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

On June 30, 2011, Dr. Palmedo exercised options to acquire 100,000 shares of common stock, which were part of the above described grants, on a cashless basis. Such cashless exercise resulted in Dr. Palmedo receiving a net of 66,020 shares. The remaining above described options to acquire 290,000 shares of common stock subsequently expired unexercised.

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock exercisable for a period of five years from date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share).

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Stefan Madajewicz and Dr. Iwao Ojima, two members of its Scientific Advisory Committee, stock options to purchase an aggregate of 100,000 shares of common stock (50,000 each) exercisable for a period of five years at $0.333 per share, with one-half of the options vesting annually on each of June 30, 2007 and June 30, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations ratably from July 1, 2006 through June 30, 2008.

In August 2008, Dr. Madajewicz resigned from his position and waived his right to his vested stock option to purchase 50,000 shares of common stock.

On June 30, 2011, Dr. Ojima exercised options to acquire 15,015 shares of common stock for a cash payment of $5,000. Dr. Ojima’s remaining options to acquire 34,985 shares of common stock subsequently expired unexercised.

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share).

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.333; exercise price - $0.333; expected life - 5 to 7 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On June 30, 2007, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were stock price - $0.333; exercise price - $0.333; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. On June 30, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.30; exercise price - $0.333; expected life - 3 to 5 years; expected volatility - 154.5%; expected dividend yield - 0%; risk-free interest rate - 3.28%. On June 30, 2011, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.98; exercise price - $0.98; expected life - 5 years; expected volatility - 308.8%; expected dividend yield - 0%; risk-free interest rate - 1.58%.

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

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On February 1, 2011, the fair value of the aforementioned stock options was determined to be $66,000 ($0.33 per share) calculated using the following Black-Scholes input variables: stock price - $0.35; exercise price - $1.65; expected life - 2 years; expected volatility – 325.6%; expected dividend yield - 0%; risk-free interest rate -2.07%, which resulted in a charge to operations of $982 during the six months ended June 30, 2011. On June 30, 2010, the fair value of the aforementioned stock options was determined to be $62,000 ($0.31 per share) calculated using the following Black-Scholes input variables: stock price - $0.35; exercise price - $1.65; expected life - 2.59 years; expected volatility – 233.2%; expected dividend yield - 0%; risk-free interest rate - 0.93%, which resulted in a credit to operations of $1,472 during the three months ended June 30, 2010 and a charge to operations of $5,786 during the six months ended June 30, 2010.

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

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options was charged to operations ratably from October 15, 2009 through October 15, 2010. On June 30, 2010, the fair value of the aforementioned stock options was determined to be $170,000 ($0.34 per share) calculated using the following Black-Scholes input variables: stock price - $0.35; exercise price - $1.00; expected life - 4.29 years; expected volatility – 233.2%; expected dividend yield - 0%; risk-free interest rate - 0.93%, which resulted in a charge to operations of $8,068 during the three months ended June 30, 2010 and a charge to operations of $68,479 during the six months ended June 30, 2010.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2010. On June 30, 2010, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $102,000 ($0.34 per share) which resulted a credit to operations of $290 during the three months ended June 30, 2010 and a charge to operations of $12,340 during the six months ended June 30, 2010.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05; exercise price - $0.333 to $1.00; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On October 15, 2009, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.75; exercise price - $1.00; expected life - 5 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 1.91%. On June 30, 2010, the fair value of the aforementioned stock options was calculated for the stock option revaluation purposes using the following Black-Scholes input variables: stock price - $0.35; exercise price - $0.333; expected life - 4.23; expected volatility – 233.2%; expected dividend yield - 0%; risk-free interest rate – 0.93%.

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

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and Chief Executive Officer of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vests as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and was charged to operations ratably from October 7, 2008 through October 7, 2010. During the three and six months ended June 30, 2010, the Company recorded charges to operations of $12,466 and $24,795, respectively, with respect to these options.

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

Effective May 2, 2011, the Company elected Dr. Robert B. Royds to its Board of Directors. Dr. Royds is Chairman of the Board and Medical Director of Theradex Systems, Inc., a leading clinical research organization, with research bases in Europe, Australia and Japan. Dr. Royds is responsible for the scientific affairs of Theradex Systems, Inc. Dr. Royds was trained in internal medicine and pharmacology, and he has extensive experience in all stages of the clinical drug development process. Before founding Theradex Systems, Inc., Dr. Royds was Senior Research Physician at Hoffmann-La Roche, Inc., and Associate Director for Clinical Pharmacology International at Merck, Sharp, and Dohme Research Laboratories. Dr. Royds has been a consultant/advisor to the National Institute of Child Health and Development and the National Cancer Institute on issues of clinical trial design and international standardization of data sets of clinical trials of new investigational anti-cancer agents. Dr. Royds has served as the physician-monitor for the Clinical Trials Monitoring Service of the National Cancer Institute since 1979, and has been the Principal Investigator for this contract since 1982.

Effective May 1, 2011, Dr. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vested as to 25,000 shares on May 1, 2011, and a further 25,000 shares vest on the first day of each subsequent quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months and six months ended June 30, 2011, the Company recorded a charge to operations of $40,528 with respect to these options.

On May 2, 2011, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.98; exercise price - $0.98; expected life – 6.76 years; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 1.58%.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664
Granted	9,150,000	0.625
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at December 31, 2010	17,147,426	$0.643
Granted	450,000	0.980
Exercised	(267,889)	0.333
Cancelled	(524,985)	0.333
Options and warrants outstanding at June 30, 2011	16,804,552	$0.667	1.78

Options and warrants exercisable at December 31, 2010	16,877,026	$0.639
Options and warrants exercisable at June 30, 2011	16,209,152	$0.660	1.68

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $400,500 at June 30, 2011, which is being recognized subsequent to June 30, 2011 over a weighted-average period of forty-four months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at June 30, 2011:

	Warrants	Warrants
	And	And
	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)
$0.333	773,752	773,752
$0.500	7,535,800	7,365,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$0.980	450,000	25,000
$1.000	2,050,000	2,050,000
$1.250	50,000	50,000
$1.650	200,000	200,000
	16,804,552	16,209,152

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at June 30, 2011 was approximately $5,369,360, based on a fair market value of $0.98 per share on June 30, 2011. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2010 was approximately $26,600, based on a fair market value of $0.35 per share on December 31, 2010.

Outstanding options and warrants to acquire 425,000 shares of the Company’s common stock had not vested at June 30, 2011. At June 30, 2011, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

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

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of June 30, 2011, no additional amounts were due pursuant to this agreement.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $1,500 and $20,000 during the three months ending June 30, 2011 and 2010, respectively. During the six months ending June 30, 2011 and 2010, reimbursements to Chem-Master amounted to $6,325 and $33,000, respectively.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,205 had been incurred through June 30, 2011. As of June 30, 2011, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

On March 17, 2011, the Company entered into an agreement with Ascentage Pharma Group to conduct a series of studies at a total estimated cost of $20,000, of which $15,000 had been paid through June 30, 2011. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of June 30, 2011, work orders for studies having a total estimated cost of $108,240 were in process under this agreement. As of June 30, 2011, the Company had paid $54,120 towards these work orders.

On January 18, 2011, the Company entered into an agreement with Ash Stevens for a series of studies with a total estimated cost of $90,000. As of June 30, 2011, the Company had paid $29,700 towards these studies.

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

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2011 aggregating $470,236, of which $256,267 is included in current liabilities in the condensed consolidated balance sheet at June 30, 2011.  Amounts included in the 2011 column represent amounts due at June 30, 2011 for the remainder of the 2011 fiscal year ending December 31, 2011.

		Payments Due By Year
	Total	2011	2012
Research and development contracts	$291,019	$291,019	$—
Consulting agreement	12,500	12,500	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$470,236	$470,236	$—

9. Subsequent Events

On July 27, 2011, the Company agreed to extend warrants to acquire 273,752 shares of common stock that were previously issued in connection with the Company’s first private placement in 2006 to July 27, 2012.  In conjunction with the extension of the warrants, the cashless exercise feature was deleted.  On July 27, 2011, the fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $199,839 ($0.73 per share), and will be charged to operations during the three months ending September 30, 2011.  The fair value of the warrant extension was calculated using the following input variables: stock price - $0.79; exercise price - $0.333; expected life - 1 year; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 0.14%.

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

At June 30, 2011, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2011 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder.

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

The Company’s activities for the remainder of 2011 will consist of continuing drug discovery and development efforts. The Company’s primary objective is to gain FDA approval of the Company's LB-100 compound for entry into a Phase I clinical trial by the end of 2011. The Company was not able to expedite this process so as to obtain such approval by its June 30, 2011 target date.  The Company has not identified any specific obstacles to the submission of the FDA application, but the overall process of large animal testing and formal documentation of the long-term stability of the LB-100 compound has been slower than originally anticipated.

The Company raised $500,000 in November 2009, $1,787,500 in January 2010, and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on November 9, 2010 and $116,485 on February 1, 2011.  As a result, the Company believes that its existing resources are adequate to fund operations until early 2012 at a level that will allow the continuation of the Company’s two drug development programs currently in process and commencement, but not completion, of a Phase I clinical trial of LB-100.

The amount and timing of future cash requirements will depend on the pace of these programs, in particular, completion of the Phase I trial of LB-100.  After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. To complete the Phase I trial and carry out Phase II trials, the Company anticipates that it will be necessary to raise additional funds beginning in early 2012 from a combination of additional debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties.  Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan beyond early 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (the “ASC”) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but is not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  The ASU is not expected to have any impact on the Company’s financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

Plans for 2011 and Beyond

The Company’s primary short-term objective is to gain FDA approval of the Company's LB-100 compound for entry into a Phase I clinical trial by the end of 2011. The Company was not able to expedite this process so as to obtain such approval by its June 30, 2011 target date.  The Company has not identified any specific obstacles to the submission of the FDA application, but the overall process of large animal testing and formal documentation of the long-term stability of the LB-100 compound has been slower than originally anticipated. The cost for drug synthesis formulation and pharmacokinetic and toxicologic studies needed for an IND application is currently estimated to be approximately $1,200,000.  The Company believes that it currently has sufficient resources to fund its operations through early 2012, including the commencement, but not the completion, of a Phase I clinical trial of LB-100 and the continued development of the LB-200 series.

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

Beginning March 15, 2011, Dr. Kovach reduced his academic commitment to 60% from 80% in order to devote more time to managing the development of the Company’s compounds. He began receiving compensation of $5,000 per month from the Company at that time.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at June 30, 2011.

Three Months Ended June 30, 2011 and 2010

General and Administrative Costs.  For the three months ended June 30, 2011, general and administrative costs were $123,581, which consisted of the fair value of stock options issued to directors and consultants of $40,528, consulting and professional fees of $38,188, insurance expense of $6,125, officer’s salary and related costs of $17,063, stock transfer fees of $3,504, travel and entertainment costs of $11,639, and other operating costs of $6,534.

For the three months ended June 30, 2010, general and administrative costs were $76,892, which consisted of the fair value of stock options issued to directors and consultants of $20,534, consulting and professional fees of $32,185, insurance expense of $6,125, officer’s salary and related costs of $-0-, stock transfer fees of $2,433, travel and entertainment costs of $8,651, and other operating costs of $6,964.

Research and Development Costs.  For the three months ended June 30, 2011, research and development costs were $224,208, which consisted of the vested portion of the fair value of stock options issued to a vendor of $-0-, patent costs of $95,126, third-party contractor costs of $122,832, and consulting fees to a related party of $6,250.

For the three months ended June 30, 2010, research and development costs were $233,104, which consisted of a credit for the vested portion of the fair value of stock options issued to a consultant and a vendor of $1,762, patent costs of $82,091, third-party contractor costs of $147,567 and consulting fees to a related party of $5,208.

Interest Income.  For the three months ended June 30, 2011 and 2010, interest income was $37 and $333, respectively.

Net loss.  For the three months ended June 30, 2011, the Company incurred a net loss of $347,752, as compared to a net loss of $309,663 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

General and Administrative Costs.  For the six months ended June 30, 2011, general and administrative costs were $213,197, which consisted of the fair value of stock options issued to directors and consultants of $40,528, consulting and professional fees of $110,495, insurance expense of $12,250, officer’s salary and related costs of $20,035, stock transfer fees of $5,173, travel and entertainment costs of $13,527, and other operating costs of $11,189.

For the six months ended June 30, 2010, general and administrative costs were $265,470, which consisted of the fair value of stock options issued to directors and consultants of $93,274, consulting and professional fees of $135,836, insurance expense of $12,250, officer’s salary and related costs of $-0-, stock transfer fees of $4,711, travel and entertainment costs of $9,261, and other operating costs of $10,138.

Research and Development Costs.  For the six months ended June 30, 2011, research and development costs were $485,654, which consisted of the vested portion of the fair value of stock options issued to a vendor of $981, patent costs of $234,271, third-party contractor costs of $237,902, and consulting fees to a related party of $12,500.

For the six months ended June 30, 2010, research and development costs were $394,977, which consisted of  the vested portion of the fair value of stock options issued to a consultant and a vendor of $18,126, patent costs of $170,780, third-party contractor costs of $200,863 and consulting fees to a related party of $5,208.

Interest Income.  For the six months ended June 30, 2011 and 2010, interest income was $83 and $548, respectively.

Net loss.  For the six months ended June 30, 2011, the Company incurred a net loss of $698,768, as compared to a net loss of $659,899 for the six months ended June 30, 2010.

Liquidity and Capital Resources – June 30, 2011

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

The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received an aggregate of $244,479 (of which $127,994 was received in 2010 and $116,485 was received in 2011), from a federal grant program to support promising biotechnology initiatives.  As a result, the Company believes that its existing resources are adequate to fund operations at current levels through early 2012 at a level that will allow the continuation of the Company’s two drug development programs currently in process and commencement, but not completion, of a Phase I clinical trial of LB-100.

Operating Activities.  For the six months ended June 30, 2011, operating activities utilized cash of $389,774, as compared to utilizing cash of $529,273 for the six months ended June 30, 2010, to support the Company’s ongoing research and development activities.

At June 30, 2011, the Company had a working capital surplus of $1,084,008, as compared to $1,736,266 at December 31, 2010, a decrease of $652,258 for the six months ended June 30, 2011.  The decrease in working capital during the six months ended June 30, 2011 reflects a decrease in current assets and an increase in current liabilities as a result of the Company’s ongoing research and development activities.  At June 30, 2011, the Company had cash and money market funds aggregating $1,335,323, as compared to $1,720,097 at December 31, 2010, a decrease of $384,774 for the six months ended June 30, 2011.  The decrease in cash and money market funds during the six months ended June 30, 2011 reflects the Company’s ongoing research and development activities.

Investing Activities.  For the six months ended June 30, 2011, investing activities consisted of $299,917 being withdrawn from a money market fund. For the six months ended June 30, 2010, investing activities consisted of $2,050,150 being placed into a money market fund.

Financing Activities.  For the six months ended June 30, 2011, financing activities consisted of $5,000 of proceeds from the exercise of stock options. For the six months ended June 30, 2010, financing activities provided net cash of $1,087,500, consisting of the gross proceeds from the sale of securities of $2,287,500, less $1,200,000 of advances received through December 31, 2009.

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

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of June 30, 2011, no additional amounts were due pursuant to this agreement.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $1,500 and $20,000 during the three months ending June 30, 2011 and 2010, respectively. During the six months ending June 30, 2011 and 2010, reimbursements to Chem-Master amounted to $6,325 and $33,000, respectively.

 On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,205 had been incurred through June 30, 2011. As of June 30, 2011, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

On March 17, 2011, the Company entered into an agreement with Ascentage Pharma Group to conduct a series of studies at a total estimated cost of $20,000, of which $15,000 had been paid through June 30, 2011. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of June 30, 2011, work orders for studies having a total estimated cost of $108,240 were in process under this agreement. As of June 30, 2011, the Company had paid $54,120 towards these work orders.

On January 18, 2011, the Company entered into an agreement with Ash Stevens for a series of studies with a total estimated cost of $90,000. As of June 30, 2011, the Company had paid $29,700 towards these studies.

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

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2011 aggregating $470,236, of which $256,267 is included in current liabilities in the condensed consolidated balance sheet at June 30, 2011.  Amounts included in the 2011 column represent amounts due at June 30, 2011 for the remainder of the 2011 fiscal year ending December 31, 2011.

		Payments Due By Year
	Total	2011	2012
Research and development contracts	$291,019	$291,019	$—
Consulting agreement	12,500	12,500	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$470,236	$470,236	$—

Off-Balance Sheet Arrangements

At June 30, 2011, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Effective May 1, 2011, in conjunction with his appointment to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vested as to 25,000 shares on May 1, 2011, and a further 25,000 shares vest on the first day of each subsequent quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months and six months ended June 30, 2011, the Company recorded a charge to operations of $40,528 with respect to these options.

On June 30, 2011, Dr. Philip Palmedo exercised options to acquire 100,000 shares of common stock on a cashless basis. Such cashless exercise resulted in Dr. Palmedo receiving a net of 66,020 shares.

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock exercisable for a period of five years from date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share).

On June 30, 2011, Dr. Iwao Ojima exercised options to acquire 15,015 shares of common stock for a cash payment of $5,000.

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share).

On June 30, 2011, WestPark Capital, Inc. exercised warrants to acquire 152,874 shares of common stock, on a cashless basis. Such cashless exercise resulted in WestPark Capital, Inc. receiving a net of 100,929 shares.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 11, 2011	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.