Form 10-Q
period 2011-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2011-11-10
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, the Company had 35,259,142 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash	$129,959	$119,091
Money market funds	801,115	1,601,006
Funds on deposit with law firm	—	50,000
Grant receivable	—	116,485
Advances on research and development contract services	33,962	10,100
Prepaid expenses and other current assets	35,479	34,646
Total current assets	1,000,515	1,931,328
Total assets	$1,000,515	$1,931,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,107	$28,345
Research and development contract liabilities	114,568	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	362,392	195,062

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – None	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 35,259,142 shares and 35,077,178 shares at September 30, 2011 and December 31, 2010, respectively	3,526	3,508
Additional paid-in capital	7,962,219	7,662,559
Deficit accumulated during the development stage	(7,327,622)	(5,929,801)
Total stockholders’ equity	638,123	1,736,266
Total liabilities and stockholders’ equity	$1,000,515	$1,931,328

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2011
	2011	2010	2011	2010	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $53,329 and $194,493 of stock-based compensation costs for the three months ended September 30, 2011 and 2010, respectively, $93,857 and $287,767 of stock-based compensation costs for the nine months ended September 30, 2011 and 2010, respectively, and $2,346,380 of stock-based compensation costs for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative)	134,852	246,037	348,050	511,506	3,953,927
Depreciation	—	—	—	—	1,909
Research and development costs, including $-0- and $63,513 of stock-based costs for the three months ended September 30, 2011 and 2010, respectively, $982 and $81,640 of stock-based costs for the nine months ended September 30, 2011 and 2010, respectively, and $465,034 of stock-based costs for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative), respectively. Research and development costs include $6,250 and $6,250 to a related party for the three months ended September 30, 2011 and 2010, respectively, $18,750 and $11,458 for the nine months ended September 30, 2011 and 2010, respectively, and $36,458 for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative). Research and development costs for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative) have been reduced by $244,479, representing the proceeds of a government grant related to such costs.
	364,389	132,656	850,043	527,634	3,072,890
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	499,241	378,693	1,198,093	1,039,140	7,078,726
Loss from operations	(499,241)	(378,693)	(1,198,093)	(1,039,140)	(7,078,726)
Interest income	27	700	111	1,249	27,412
Interest expense	—	—	—	—	(2,469)
Warrant extension cost	(199,839)	—	(199,839)	—	(199,839)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(699,053)	$(377,993)	$(1,397,821)	$(1,037,891)	$(7,327,622)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average common shares outstanding – basic and diluted	35,259,142	35,077,178	35,139,166	34,621,134

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to September 30, 2011

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	160,712	—	160,712
Stock-based research and development costs	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250)
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation costs	—	—	—	93,857	—	93,857
Stock-based research and development costs	—	—	—	982	—	982
Warrant extension cost	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(1,397,821)	(1,397,821)
Balance, September 30, 2011 (Unaudited)	35,259,142	$3,526	$—	$7,962,219	$(7,327,622)	$638,123

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
 AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2011
	2011	2010	(Cumulative)
Cash flows from operating activities:
Net loss	$(1,397,821)	$(1,037,891)	$(7,327,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based compensation costs	93,857	287,767	2,346,380
Stock-based research and development costs	982	81,640	465,034
Warrant extension costs	199,839	—	199,839
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	50,000	—	—
Grant receivable	116,485	—	—
Advances on research and development contract services	(23,862)	5,000	(33,962)
Prepaid expenses and other current assets	(833)	(8,612)	(35,479)
Increase (decrease) in -
Accounts payable and accrued expenses	52,762	(62,163)	81,107
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	114,568	1,679	114,568
Net cash used in operating activities	(794,023)	(732,580)	(4,114,226)

Cash flows from investing activities:
(Increase) decrease in money market funds	799,891	(1,775,822)	(801,115)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	799,891	(1,775,822)	(803,024)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,000	—	5,000
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	1,087,500	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	5,000	1,087,500	5,047,209

Cash:
Net increase (decrease)	10,868	(1,420,902)	129,959
Balance at beginning of period	119,091	1,543,991	—
Balance at end of period	$129,959	$123,089	$129,959

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$1,200,000	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$84,207	$—	$84,207

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
 AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2011 and 2010, and
Period from August 9, 2005 (Inception) to September 30, 2011 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at September 30, 2011, for the three months and nine months ended September 30, 2011 and 2010, and for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2011, the results of its operations for the three months and nine months ended September 30, 2011 and 2010, and for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative), and its cash flows for the nine months ended September 30, 2011 and 2010, and for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2010 has been derived from the Company’s audited financial statements.

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

This approach has led to the development of two classes of drugs, phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. The LB-100 series consists of novel structures, which have the potential to be first in their class, and the LB-200 series contains compounds which have the potential to be the most effective of this class. On August 16, 2011, the United States Patent and Trademark Office awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because of the propensity of malignant melanoma to metastasize to the brain, recent studies have encompassed studying the effectiveness of drugs developed for the treatment of primary brain tumors to the treatment of melanoma.

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

The Company’s primary objective is to bring one lead compound of the LB-100 series to clinical trial. In late 2009 and early 2010, the Company raised sufficient financial resources to fund the pre-clinical studies needed to prepare an application to the FDA to conduct a Phase I clinical trial of LB-100. The Company has engaged a leading pharmaceutical manufacturing company, a clinical research organization, and a drug development company specializing in pharmacologic and toxocologic characterization of new anti-cancer drugs to oversee and carry out the studies necessary to file an application with the FDA for approval to conduct a Phase I clinical trial of LB-100.

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

The Company believes that it has adequate funds on hand to support its operations at current levels until early 2012, including submission of an application to the FDA to commence a Phase I clinical trial of the Company’s LB-100 compound and continuing to expand the Company’s patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series. The Company will require additional funds in 2012 to continue to conduct operations and to conduct a Phase I clinical trial of LB-100.

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

At September 30, 2011, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2011 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities for the remainder of 2011 and early 2012 will consist of continuing drug discovery and development efforts. The Company’s primary objective is to gain FDA approval of the Company's LB-100 compound for entry into a Phase I clinical trial in 2012. Although the Company has not identified any specific obstacles to the submission of the FDA application, the overall process of large animal testing and formal documentation of the long-term stability of the LB-100 compound has been slower than originally anticipated. This process will extend into the first several months of 2012, when these studies are expected to be successfully concluded, and when submission of the application to the FDA is then expected to be made. The Company has entered into discussions with academic centers recognized for their expertise in the early assessment of new anti-cancer compounds concerning their interest in conducting a Phase I clinical trial of LB-100.

The Company raised $500,000 in November 2009, $1,787,500 in January 2010, and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on November 9, 2010 and $116,485 on February 1, 2011. As a result, the Company believes that its existing resources are adequate to fund operations until early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to conduct a Phase I clinical trial of LB-100. The Company will require additional funds in 2012 to conduct the actual Phase I clinical trial of LB-100.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $69,892 and $22,806 for the three months ended September 30, 2011 and 2010, respectively, $304,163 and $193,586 for the nine months ended September 30, 2011 and 2010, respectively, and $1,075,497 for the period from August 9, 2005 (inception) to September 30, 2011 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

On August 16, 2011, the United States Patent and Trademark Office awarded a patent to the Company’s for its lead compound, LB-100, as well as for a number of structurally related compounds, which have shown promising anti-cancer activity. Patent applications on these compounds are pending world-wide.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The proceeds of the grant were received by the Company in two installments, consisting of $127,994 on November 9, 2010, and $116,485 on February 1, 2011, which was reflected as a receivable at December 31, 2010. For financial statement purposes, the grant of $244,479 was offset against research and development costs in the statement of operations for the year ended December 31, 2010.

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

At September 30, 2011 and 2010, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2011	2010

Warrants	13,454,552	13,607,426
Stock options	2,750,000	3,540,000
Total	16,204,552	17,147,426

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

On June 30, 2011, WestPark Capital, Inc. exercised a portion of such warrants to acquire 152,874 shares of common stock on a cashless basis. Such cashless exercise resulted in WestPark Capital, Inc. receiving a net of 100,929 shares of common stock.

On July 27, 2011, the Company agreed to extend warrants to acquire the remaining portion of the above described warrants, consisting of warrants to acquire 273,752 shares of common stock, from July 27, 2011 to July 27, 2012. In conjunction with the extension of these warrants, the cashless exercise feature was deleted. The fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $199,839 ($0.73 per share), and was charged to operations during the three months and nine months ended September 30, 2011. The fair value of the warrant extension was calculated using the following input variables: stock price - $0.79 per share; exercise price - $0.333 per share; expected life - 1 year; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 0.14%.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore accrued six months liquidated damages under the registration rights agreement aggregating approximately $74,000, which has been presented as a current liability for all periods presented. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At September 30, 2011, the registration penalty to the investors had not been paid.

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

5. Money Market Funds — Fair Value

Money market funds at September 30, 2011 consisted of an investment in shares of the AA Sweep Class of Morgan Stanley New York Municipal Money Market Trust with a market value of $801,115. The stated purpose of this money market fund is to provide as high a level of daily income exempt from federal and New York tax as is consistent with stability of principal and liquidity.

Money market funds at December 31, 2010 consisted of an investment in the Class A Shares of Western Asset New York Municipal Money Market Fund with a market value of $1,601,006. The stated purpose of this money market fund is to provide income exempt from both regular federal income tax and New York State and New York City personal income tax from a portfolio of high quality short-term municipal obligations selected for liquidity and stability of principal.

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

	Total	Level 1	Level 2	Level 3

September 30, 2011:
Money market funds	$801,115	$801,115	$—	$—

December 31, 2010:
Money market funds	$1,601,006	$1,601,006	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2011 and December 31, 2010, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company during 2010 or in prior years. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011.  In connection therewith, Dr. Kovach reduced his academic commitment from 80% to 60% in order to devote more time to the Company’s activities. Accordingly, during the three months ended September 30, 2011, the nine months ended September 30, 2011, and the period from August 9, 2005 (inception) through September 30, 2011 (cumulative), Dr. Kovach was paid a salary of $15,000, $32,500 and $32,500, respectively.

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

On June 30, 2011, Dr. Palmedo exercised options to acquire 100,000 shares of common stock, which were part of the above described grants, on a cashless basis. Such cashless exercise resulted in Dr. Palmedo receiving a net of 66,020 shares of common stock. Dr. Palmedo’s remaining options to acquire 290,000 shares of common stock expired unexercised.

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months and nine months ended September 30, 2011, the Company recorded a charge to operations of $24,688 with respect to these options.

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

On June 30, 2011, Dr. Ojima exercised options to acquire 15,015 shares of common stock for a cash payment of $5,000. Dr. Ojima’s remaining options to acquire 34,985 shares of common stock expired unexercised.

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months and nine months ended September 30, 2011, the Company recorded a charge to operations of $4,085 with respect to these options.

On June 30, 2006, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.333 per share; exercise price - $0.333 per share; expected life - 5 to 7 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On June 30, 2007, the Black-Scholes input variables utilized to determine the fair value of the aforementioned stock options were stock price - $0.333 per share; exercise price - $0.333 per share; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. On June 30, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.30 per share; exercise price - $0.333 per share; expected life - 3 to 5 years; expected volatility - 154.5%; expected dividend yield - 0%; risk-free interest rate - 3.28%. On June 30, 2011, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.98 per share; exercise price - $0.98 per share; expected life - 5 years; expected volatility - 308.8%; expected dividend yield - 0%; risk-free interest rate - 1.58%. On September 30, 2011, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.65 per share; exercise price - $0.98 per share; expected life – 4.75 years; expected volatility - 297.8%; expected dividend yield - 0%; risk-free interest rate - 1.08%.

On February 5, 2007, the Company entered into an agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.333 per share; exercise price - $0.333 per share; expected life - 5 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 4.5%. The $31,000 fair value was charged to operations as research and development costs on February 5, 2007 as the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option has been reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. The Company granted the second five-year option on February 5, 2009.

On September 30, 2008, the fair value of the aforementioned stock option was initially calculated using the following Black-Scholes input variables: stock price - $0.50 per share; exercise price - $0.333 per share; expected life – 5.35 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%. On February 5, 2009, the fair value of the aforementioned stock option was calculated for stock option revaluation purposes using the following Black-Scholes input variables: stock price - $0.60 per share; exercise price - $0.333 per share; expected life – 5 years; expected volatility – 414.1%; expected dividend yield - 0%; risk-free interest rate – 1.89%.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock, valued at $75,000, and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $96,000 ($0.48 per share) using the following Black-Scholes input variables:  stock price on date of grant - $0.75 per share; exercise price - $1.65 per share; expected life - 2 years; expected volatility - 120.1%; expected dividend yield - 0%; risk-free interest rate - 3.09%.

On August 1, 2011, the above described option to acquire 100,000 shares of common stock previously granted to Chem-Master that vested on August 1, 2009 expired unexercised.

The fair value of the restricted common stock issued was charged to operations as research and development costs on January 29, 2008. On February 1, 2011, the fair value of the aforementioned stock options was determined to be $66,000 ($0.33 per share) calculated using the following Black-Scholes input variables:  stock price - $0.35 per share; exercise price - $1.65 per share; expected life - 2 years; expected volatility – 325.6%; expected dividend yield - 0%; risk-free interest rate -2.07%, which resulted in a charge to operations of $982 during the nine months ended September 30, 2011. On September 30, 2010, the fair value of the aforementioned stock options was determined to be $120,000 ($0.60 per share) calculated using the following Black-Scholes input variables: stock price - $0.63 per share; exercise price - $1.65 per share; expected life - 2.34 years; expected volatility – 290.6%; expected dividend yield - 0%; risk-free interest rate - 0.52%, which resulted in a charge to operations of $27,620 and $33,506 during the three months and  nine months ended September 30, 2010, respectively.

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

On September 12, 2011, rights to acquire 500,000 shares of common stock pursuant to the above described option previously granted to Mr. Schwartzberg expired unexercised.

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options was charged to operations ratably from October 15, 2009 through October 15, 2010. On September 30, 2010, the fair value of the aforementioned stock options was determined to be $315,000 ($0.33 per share) calculated using the following Black-Scholes input variables: stock price - $0.63 per share; exercise price - $1.00 per share; expected life – 3.79 years; expected volatility – 290.6%; expected dividend yield - 0%; risk-free interest rate - 0.52%, which resulted in a charge to operations of $181,890 and $250,369 during the three months and nine months ended September 30, 2010, respectively.

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. The options vest quarterly over twelve months from October 5, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and will be charged to operations ratably from October 5, 2011 through October 4, 2012.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2010. On September 30, 2010, the fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,000 ($0.63 per share) which resulted in a charge to operations of $35,893 and $48,233 during the three months and nine months ended September 30, 2010, respectively.

On September 12, 2007, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $1.05 per share; exercise price - $0.333 to $1.00 per share; expected life - 4 to 6 years; expected volatility - 150%; expected dividend yield - 0%; risk-free interest rate - 5%. On October 15, 2009, the fair value of the aforementioned stock options was initially calculated using the following Black-Scholes input variables: stock price - $0.75 per share; exercise price - $1.00 per share; expected life - 5 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate – 1.91%. On September 30, 2010, the fair value of the aforementioned stock options was calculated for stock option revaluation purposes using the following Black-Scholes input variables:  stock price - $0.63 per share; exercise price - $0.333 per share; expected life - 4.02 years; expected volatility – 290.6%; expected dividend yield - 0%; risk-free interest rate – 0.52%. On October 5, 2011, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables:  stock price - $0.65 per share; exercise price - $1.00 per share; expected life – 5 years; expected volatility - 297.8%; expected dividend yield - 0%; risk-free interest rate - 1.08%.

On September 20, 2007, the Company entered into a one-year consulting agreement (the “Mirador Agreement”) with Mirador Consulting, Inc. (“Mirador”), pursuant to which Mirador was to provide the Company with various financial services. Pursuant to the Mirador Agreement, the Company agreed to pay Mirador $5,000 per month and also agreed to sell Mirador 250,000 shares of the Company’s restricted common stock for $250 ($0.001 per share). The fair value of this transaction was determined to be in excess of the purchase price by $262,250 ($1.049 per share), reflecting the difference between the $0.001 purchase price and the $1.05 price per share as quoted on the OTC Bulletin Board on the transaction date, and was charged to operations as stock-based compensation on September 20, 2007, since the shares were fully vested and non-forfeitable on the date of issuance.

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and Chief Executive Officer of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vested as to 25,000 shares on January 1, 2009, and a further 25,000 shares on the first day of each subsequent calendar quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and was charged to operations ratably from October 7, 2008 through October 7, 2010. During the three months and nine months ended September 30, 2010, the Company recorded a charge to operations of $12,603 and $37,398, respectively, with respect to these options.

On October 7, 2008, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.50 per share; exercise price - $0.50 per share; expected life - 5 years; expected volatility – 275.7%; expected dividend yield - 0%; risk-free interest rate – 2.48%.

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to the Company to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations. In exchange for such consulting advice, at the initiation of the agreement, the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The fair value of the 150,000 shares issued was determined to be $100,500 ($0.67 per share), reflecting the price per share of the Company’s common stock, as quoted on the OTC Bulletin Board, on the transaction date. The fair value of the three-year warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.65 per share) using the following Black-Scholes input variables: stock price on date of grant - $0.67 per share; exercise price - $0.75 to $1.25 per share; expected life - 3 years; expected volatility – 259.1%; expected dividend yield - 0%; risk-free interest rate - 1.91%. The $198,000 aggregate fair value of the shares and warrants issued was charged to operations as stock-based compensation on July 27, 2009, since the shares and warrants were fully vested and non-forfeitable on the date of issuance.

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

Effective May 1, 2011, Dr. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vested as to 25,000 shares on May 1, 2011, and a further 25,000 shares vest on the first day of each subsequent quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months and nine months ended September 30, 2011, the Company recorded a charge to operations of $24,576 and $65,104, respectively, with respect to these options.

On May 2, 2011, the fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.98 per share; exercise price - $0.98 per share; expected life – 6.76 years; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 1.58%.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664
Granted	9,150,000	0.625
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding at December 31, 2010	17,147,426	$0.643
Granted	450,000	0.980
Exercised	(267,889)	0.333
Cancelled	(1.124,985)	0.747
Options and warrants outstanding at September 30, 2011	16,204,552	$0.650	1.61

Options and warrants exercisable at December 31, 2010	16,877,026	$0.639
Options and warrants exercisable at September 30, 2011	15,677,902	$0.645	1.52

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $345,100 at September 30, 2011, which is being recognized subsequent to September 30, 2011 over a weighted-average period of nineteen months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at September 30, 2011:

	Warrants	Warrants
	And	And
	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)
$0.333	773,752	773,752
$0.500	7,535,800	7,365,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$0.980	450,000	93,750
$1.000	1,550,000	1,550,000
$1.250	50,000	50,000
$1.650	100,000	100,000
	16,204,552	15,677,902

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at September 30, 2011 was approximately $1,350,089, based on a fair market value of $0.65 per share on September 30, 2011. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2010 was approximately $26,600, based on a fair market value of $0.35 per share on December 31, 2010.

Outstanding options and warrants to acquire 356,250 shares of the Company’s common stock had not vested at September 30, 2011. At September 30, 2011, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

8. Commitments and Contingencies

CRADA

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 74 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of September 30, 2011, no additional amounts were due pursuant to  this agreement.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $-0- and $9,000 during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, reimbursements to Chem-Master amounted to $6,325 and $42,000, respectively.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,565 had been incurred through September 30, 2011. As of September 30, 2011, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

At various times, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of September 30, 2011, contracts with a total estimated cost of $14,000, of which $8,400 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of September 30, 2011, work orders for studies having a total estimated cost of $325,850 were in process under this agreement. As of September 30, 2011, the Company had paid $100,835 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of September 30, 2011, contracts with a total estimated cost of $62,000, of which $20,000 had been paid, were in process.

At various times, the Company has entered into agreements with various other research organizations to conduct certain studies. As of September 30, 2011, such contracts having a total estimated cost of $11,520 had been paid for and were in process.

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

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2011 aggregating $573,721, of which $251,585 is included in current liabilities in the condensed consolidated balance sheet at September 30, 2011.  Amounts included in the 2011 column represent amounts due at September 30, 2011 for the remainder of the 2011 fiscal year ending December 31, 2011.

		Payments Due By Year
	Total	2011	2012
CRADA	$50,000	$25,000	$25,000
Research and development contracts	344,504	344,504	—
Consulting agreement	12,500	12,500	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$573,721	$548,721	$25,000

9. Subsequent Events

On October 5, 2011, the Company granted to Gil Schwartzberg, a consultant and stockholder of the Company, stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. The options vest quarterly over twelve months from October 5, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and will be charged to operations ratably from October 5, 2011 through October 4, 2012.  The fair value of the aforementioned stock options was calculated using the following Black-Scholes input variables: stock price - $0.65 per share; exercise price - $1.00 per share; expected life – 5 years; expected volatility - 297.8%; expected dividend yield - 0%; risk-free interest rate - 1.08%.

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

At September 30, 2011, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2011 has been related to the Company’s formation, capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s activities for the remainder of 2011 and early 2012 will consist of continuing drug discovery and development efforts. The Company’s primary objective is to gain FDA approval of the Company's LB-100 compound for entry into a Phase I clinical trial in 2012. Although the Company has not identified any specific obstacles to the submission of the FDA application, the overall process of large animal testing and formal documentation of the long-term stability of the LB-100 compound has been slower than originally anticipated. This process will extend into the first several months of 2012, when these studies are expected to be successfully concluded, and when submission of the application to the FDA is then expected to be made. The Company has entered into discussions with academic centers recognized for their expertise in the early assessment of new anti-cancer compounds concerning their interest in conducting a Phase I clinical trial of LB-100.

The Company raised $500,000 in November 2009, $1,787,500 in January 2010, and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received $244,479 from the Internal Revenue Service under its Qualifying Therapeutic Discovery Grant program, consisting of $127,994 on November 9, 2010 and $116,485 on February 1, 2011. As a result, the Company believes that its existing resources are adequate to fund operations until early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to conduct a Phase I clinical trial of LB-100. The Company will require additional funds in 2012 to conduct the actual Phase I clinical trial of LB-100.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative expense and in research and development expense, as appropriate, in the consolidated statement of operations.

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

The research on brain tumors is proceeding in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006, as amended. The research at NINDS continues to be led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the processes required to gain Food and Drug Administration (“FDA”) approval for clinical trials. The Company has entered into an amendment to the CRADA to extend its term through June 1, 2012.

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

Plans for Remainder of 2011 and Thereafter

The Company’s activities for the remainder of 2011 and early 2012 will consist of continuing drug discovery and development efforts. The Company’s primary objective is to gain FDA approval of the Company's LB-100 compound for entry into a Phase I clinical trial in 2012. Although the Company has not identified any specific obstacles to the submission of the FDA application, the overall process of large animal testing and formal documentation of the long-term stability of the LB-100 compound has been slower than originally anticipated. This process will extend in the first several months of 2012, when these studies are expected to be successfully concluded, and when submission of the application to the FDA is then expected to be made. The Company has entered into discussions with academic centers recognized for their expertise in the early assessment of new anti-cancer compounds concerning their interest in conducting a Phase I clinical trial of LB-100. The Company believes that its existing resources are adequate to fund its operations until early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to  conduct a Phase I clinical trial of LB-100. The Company will require additional funds in 2012 to conduct the actual Phase I clinical trial of LB-100.

The next step in the clinical development of LB-100 after the completion of a Phase I clinical trial is to obtain IND approval from the FDA to administer the drug to patients. In order to do this, the Company must demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. A compound that has a mechanism of action similar to that of LB-100 has been given with safety and benefit to cancer patients outside the United States in the past. This similar compound has a chemical feature which appears to be responsible for most of its toxicity. This feature has been removed from LB-100, making it likely that the Company’s compound will be less toxic and, therefore, safer for human use. On August 16, 2011, the United States Patent and Trademark Office awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds.

Subject to the availability of resources, the Company expects to continue to fund additional studies to characterize the anti-cancer and anti-fungal activity of certain homologs of drugs of the LB-200 series in collaboration with academic partners and commercial research organizations.

Beginning March 15, 2011, Dr. Kovach reduced his academic commitment to 60% from 80% in order to devote more time to managing the development of the Company’s compounds. Dr. Kovach began receiving compensation of $5,000 per month from the Company at that time.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at September 30, 2011.

Three Months Ended September 30, 2011 and 2010

General and Administrative Costs.  For the three months ended September 30, 2011, general and administrative costs were $134,852, which consisted of the fair value of stock options issued to directors and consultants of $53,329, consulting and professional fees of $50,231, insurance expense of $6,167, officer’s salary and related costs of $16,623, stock transfer fees of $2,537, travel and entertainment costs of $1,142, and other operating costs of $4,823.

For the three months ended September 30, 2010, general and administrative costs were $246,037, which consisted of the fair value of stock options issued to directors and consultants of $194,493, consulting and professional fees of $36,601, insurance expense of $6,125, officer’s salary and related costs of $-0-, stock transfer fees of $2,148, travel and entertainment costs of $4,065, and other operating costs of $2,605.

Research and Development Costs.  For the three months ended September 30, 2011, research and development costs were $364,389, which consisted of the vested portion of the fair value of stock options issued to a vendor of $-0-, patent costs of $69,892, third-party contractor costs of $288,247, and consulting fees to a related party of $6,250.

For the three months ended September 30, 2010, research and development costs were $132,656, consisted of the vested portion of the fair value of stock options issued to a vendor of $63,513, patent costs of $22,806, third-party contractor costs of $40,087, and consulting fees to a related party of $6,250.

Interest Income.  For the three months ended September 30, 2011 and 2010, interest income was $27 and $700, respectively.

Warrant Extension Cost.  During the three months ended September 30, 2011, the Company incurred an expense of $199,839, which represented the fair value of extending the expiration date of warrants to acquire 273,752 shares of the Company’s stock that were previously issued in connection with a private placement of the Company’s common stock in 2006.

Net loss.  For the three months ended September 30, 2011, the Company incurred a net loss of $699,053, as compared to a net loss of $377,993 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

General and Administrative Costs.  For the nine months ended September 30, 2011, general and administrative costs were $348,050, which consisted of the fair value of stock options issued to directors and consultants of $93,857, consulting and professional fees of $160,726, insurance expense of $18,417, officer’s salary and related costs of $36,657, stock transfer fees of $7,710, travel and entertainment costs of $14,668, and other operating costs of $16,015.

For the nine months ended September 30, 2010, general and administrative costs were $511,506, which consisted of the fair value of stock options issued to directors and consultants of $287,767, consulting and professional fees of $172,437, insurance expense of $18,375, officer’s salary and related costs of $-0-, stock transfer fees of $6,860, travel and entertainment costs of $13,326, and other operating costs of $12,741.

Research and Development Costs.  For the nine months ended September 30, 2011, research and development costs were $850,043, which consisted of the vested portion of the fair value of stock options issued to a vendor of $981, patent costs of $304,163, third-party contractor costs of $526,149, and consulting fees to a related party of $18,750.

For the nine months ended September 30, 2010, research and development costs were $527,634, which consisted of  the vested portion of the fair value of stock options issued to a consultant and a vendor of $81,639, patent costs of $193,586, third-party contractor costs of $240,951 and consulting fees to a related party of $11,458.

Interest Income.  For the nine months ended September 30, 2011 and 2010, interest income was $111 and $1,249, respectively.

Warrant Extension Cost.  During the nine months ended September 30, 2011, the Company incurred an expense of $199,839, which represented the fair value of extending the expiration date of warrants to acquire 273,752 shares of the Company’s stock that were previously issued in connection with a private placement of the Company’s common stock in 2006.

Net loss.  For the nine months ended September 30, 2011, the Company incurred a net loss of $1,397,821, as compared to a net loss of $1,037,891 for the nine months ended September 30, 2010.

Liquidity and Capital Resources – September 30, 2011

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

The Company raised $500,000 in November 2009, $1,787,500 in January 2010 (of which $1,200,000 had been advanced to the Company at December 31, 2009), and $500,000 in February 2010, all through the sale of its securities to fund its business activities. The Company also received an aggregate of $244,479 (of which $127,994 was received in 2010 and $116,485 was received in 2011), from a federal grant program to support promising biotechnology initiatives.  As a result, the Company believes that its existing resources are adequate to fund operations at current levels through early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to conduct a Phase I clinical trial of LB-100.  The Company will require additional funds in 2012 to conduct the actual Phase I clinical trial of LB-100.

Operating Activities.  For the nine months ended September 30, 2011, operating activities utilized cash of $794,023, as compared to utilizing cash of $732,580 for the nine months ended September 30, 2010, to support the Company’s ongoing research and development activities.

At September 30, 2011, the Company had a working capital surplus of $638,123, as compared to $1,736,266 at December 31, 2010, a decrease of $1,098,143 for the nine months ended September 30, 2011. The decrease in working capital during the nine months ended September 30, 2011 reflects a decrease in current assets and an increase in current liabilities as a result of the Company’s ongoing research and development activities. At September 30, 2011, the Company had cash and money market funds aggregating $931,074, as compared to $1,720,097 at December 31, 2010, a decrease of $789,023 for the nine months ended September 30, 2011. The decrease in cash and money market funds during the nine months ended September 30, 2011 reflects the Company’s ongoing research and development activities.

Investing Activities.  For the nine months ended September 30, 2011, investing activities consisted of $799,891 being withdrawn from a money market fund. For the nine months ended September 30, 2010, investing activities consisted of $1,775,822 being placed into a money market fund.

Financing Activities.  For the nine months ended September 30, 2011, financing activities consisted of $5,000 of proceeds from the exercise of stock options. For the nine months ended September 30, 2010, financing activities provided net cash of $1,087,500, consisting of the gross proceeds from the sale of securities of $2,287,500, less $1,200,000 of advances received through December 31, 2009.

Principal Commitments

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 74 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of September 30, 2011, no additional amounts were due pursuant to this agreement.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. Pursuant to the Chem-Master Agreement, as amended, the Company reimbursed Chem-Master for the costs of materials, labor and expenses aggregating $-0- and $9,000 during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, reimbursements to Chem-Master amounted to $6,325 and $42,000, respectively.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,565 had been incurred through September 30, 2011. As of September 30, 2011, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

At various times, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of September 30, 2011, contracts with a total estimated cost of $14,000, of which $8,400 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of September 30, 2011, work orders for studies having a total estimated cost of $325,850 were in process under this agreement. As of September 30, 2011, the Company had paid $100,835 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of September 30, 2011, contracts with a total estimated cost of $62,000, of which $20,000 had been paid, were in process.

At various times, the Company has entered into agreements with various other research organizations to conduct certain studies. As of September 30, 2011, such contracts having a total estimated cost of $11,520 had been paid for and were in process.

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

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2011 aggregating $573,721, of which $251,585 is included in current liabilities in the condensed consolidated balance sheet at September 30, 2011.  Amounts included in the 2011 column represent amounts due at September 30, 2011 for the remainder of the 2011 fiscal year ending December 31, 2011.

		Payments Due By Year
	Total	2011	2012
CRADA	$50,000	$25,000	$25,000
Research and development contracts	344,504	344,504	—
Consulting agreement	12,500	12,500	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$573,721	$548,721	$25,000

Off-Balance Sheet Arrangements

At September 30, 2011, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On July 27, 2011, the Company agreed to extend warrants to acquire 273,752 shares of common stock, which were previously issued to WestPark Capital, Inc. in conjunction with the Company’s 2006 private placement, from July 27, 2011 to July 27, 2012. In conjunction with the extension of these warrants, the cashless exercise feature was deleted. The fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $199,839 ($0.73 per share), and was charged to operations during the three months and nine months ended September 30, 2011.

On October 5, 2011, the Company granted to Gil Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the vesting date at $1.00 per share. The options vest quarterly over twelve months from October 5, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and will be charged to operations ratably from October 5, 2011 through October 4, 2012.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 9, 2011	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.