Form 10-K
period 2011-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2012-03-29
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a “large accelerated filer, “accelerated filer,” non-accelerated filer” or “smaller reporting company reporting company” as such terms are defined  in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Issuer’s revenues for its fiscal year ended December 31, 2011: $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $13,659,035.

There were 35,359,142 shares of the Company’s common stock outstanding on March 15, 2012.

Documents incorporated by reference: None.

i

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Lixte,” the “Company” and the “Registrant” refer to Lixte Biotechnology Holdings, Inc.., a Delaware corporation formerly known as SRKP 7, Inc., and Lixte Biotechnology, Inc., our wholly-owned subsidiary.

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

Lixte was created to capitalize on opportunities for the Company to develop low cost, specific and sensitive tests for the early detection of cancers to better estimate prognosis, to monitor treatment response, and to reveal targets for development of more effective treatments. Over the past several years, however, the Company has evolved into what is now primarily a cancer drug discovery company, using biomarker technology to develop new potentially more effective anti-cancer drugs for life-threatening diseases.

DESCRIPTION OF BUSINESS

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the potential prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and the LB-200 series contains compounds which have the potential to be the most effective of this class.

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 10, 2011, the PTO issued an Official Notice of Allowance in conjunction with the Company’s patent application for the structure and synthesis of its compounds of the LB-200 series. On November 15, 2011, the PTO awarded a patent to the Company for its lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. Patent applications on these compounds are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. The Company has patent applications pending on the use of LB-205 for this purpose.

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because of the propensity of malignant melanoma to metastasize to the brain, recent studies have encompassed studying the effectiveness of drugs developed for the treatment of primary brain tumors to the treatment of melanoma.

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

The Company’s primary objective is to bring one lead compound of the LB-100 series to clinical trial. The Company has funded the pre-clinical studies needed to prepare an application to the United States Food and Drug Administration (“FDA”) to conduct a Phase I clinical trial of LB-100. The Company has engaged a leading pharmaceutical manufacturing company, a clinical research organization, and a drug development company specializing in pharmacologic and toxocologic characterization of new anti-cancer drugs to oversee and carry out the studies necessary to file an application with the FDA for approval to conduct a Phase I clinical trial of LB-100.

The next step in the clinical development of LB-100 after the completion of a Phase I clinical trial is to obtain Investigational New Drug (IND) approval from the FDA to administer the drug to patients. In order to do this, the Company must demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. A compound that has a mechanism of action similar to that of LB-100 has been given with safety and benefit to cancer patients outside the United States in the past. This similar compound has a chemical feature which appears to be responsible for most of its toxicity. This feature has been removed from LB-100, making it likely that the Company’s compound will be less toxic and, therefore, safer for human use.

On September 17, 2010, the National Cancer Institute Experimental Therapeutics (NExT) Program Senior Advisory Committee (SAC) approved a collaboration by NCI with the Company for clinical evaluation of LB-100, one of the Company’s drug compounds. This collaboration is a milestone-based approach in which NCI will first confirm studies of the LB-100 compound in an animal model of glioblastoma multiforme, the most common brain tumor of adults, and conduct an initial exploratory toxicology study in an animal model. At milestone intervals, the SAC will re-evaluate project progress before considering assignment of additional support and resources to this project. The NExT group advised the Company on several aspects of the process of pre-clinical characterization of LB-100 needed for submission of an IND and carried out an initial toxicological study of LB-100 in rats. This study was used to guide the subsequent formal toxicology studies based on good laboratory practice (GLP) completed in rats and dogs by the Company with a contract research organization. The Company is proceeding with preparation of an IND for a clinical trial of LB-100, which incorporates the toxicity data generated by the NExT program.

The Company has adequate funds on hand to support its operations at current levels until early 2012, including submission of an application to the FDA to commence a Phase I clinical trial of the Company’s LB-100 compound and continuing to expand the Company’s patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series. The Company will require additional funds in 2012 to conduct a Phase I clinical trial of LB-100 and to continue to conduct operations.

Intellectual Property

The Company has patent applications in seven major areas. Three of these are joint applications with NIH and include the use of PTase-1 (LB-100 series) in the treatment of glioblastoma multiforme (GBM), the most common and most aggressive brain tumor of adults; the treatment of medulloblastoma, the most common brain tumor of children; the treatment of neuroblastoma, the most common cancer of children; and, on the mechanisms by which the PTase-1 exerts its anticancer effects. The other four areas covered by the applications were filed solely by the Company. These areas cover the structure, synthesis, and utility of the Ptase-1 (LB-100) compounds and separately, for HDACi (LB-200) compounds; the use of the Company’s compounds as neuroprotective agents; and, the use of certain of the Company’s compounds as tools in the development of human pluripotent (stem cell like) cells for potential use as therapeutic agents.

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

Discovery of the biomarker associated with GBMs provided the insight to the Company’s team that led to the synthesis and development of the LB-100 and LB-200 series. Apart from therapeutic considerations, a biomarker for GBMs reflecting the presence of the disease in biopsies and in cerebrospinal fluid may be valuable for confirming diagnosis and/or documenting effectiveness of treatment and recurrence of disease. The second biomarker may be useful as a tool for screening new compounds for anti-cancer activity in general because it appears to be present in many human cancers. The Company is not presently pursuing development of use of these biomarkers, but is open to partnering with a diagnostic company to validate the usefulness of one or both markers.

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

Research and Development

Further development of lead compounds from each series (LB-100 and LB-200) requires pharmacokinetic/pharmacodynamic characterization (how long a drug persists in the blood and how long the drug is active at the intended target) and large animal toxicologic evaluation under conditions meeting FDA requirements. Most anti-cancer drugs fail in development because of unacceptable toxicity. By analogy with mechanistically related compounds, there is good reason to believe, however, that lead compounds of both series of drugs will be able to be given to humans safely by routes and at doses resulting in concentration of drug producing anti-cancer activity in animal model systems. The Company has demonstrated that lead compounds of both types affect their intended targets at doses that produce anti-cancer activity without discernable toxicity in animal models and has completed the large animal toxicity studies needed for the submission of an IND for a clinical trial of LB-100.

One of the Company’s most valuable resource is its scientific team, a coalition of various experts brought together through contracts and other collaborative arrangements. The team has expertise in cancer biology, proteomics (cancer biomarkers), medicinal and synthetic chemistry, pharmacology, clinical oncology, and drug evaluation. In a short period of time and at very low cost, this group has developed lead compounds of two different classes of drugs that are poised for development as new treatments for several types of cancer. The initial cancer target(s) is expected to be melanoma or glioblastoma multiforme. The Company has had pre-IND discussions with the FDA through the submission of written questions to the FDA, and is proceeding with the preparation of an IND, which it expects to file in April 2012.

Product Overview

The Company’s products will derive directly from its intellectual property, consisting of patent applications. These patents now cover sole rights to the composition and synthesis of the LB-100 and LB-200 series of drugs. Joint patent applications with NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma. The Company has also filed claims for the use of certain homologs of both series of drugs for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease), stroke, and traumatic brain injury and of homologs of the LB-200 series for treatment of serious systemic fungal infections and for the treatment of common fungal infections of the skin and nails. Other claims cover biomarkers uniquely associated with specific types of cancer that may provide the bases for assays suitable for cancer detection and patents for development of a tool for screening new compounds for anti-cancer activity.

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

4.          Biomarker Assays for Diagnosis, Prognosis, and Assessing Treatment Benefit. Improved assays for biomarkers of specific cancers in the body fluids, primarily blood, for the diagnosis of cancers at stages when cure is possible through surgery and/or radiotherapy. Such assays might also be useful for assessing therapeutic effectiveness of treatment before gross reappearance of disease; and, assays for the molecular classification of otherwise indistinguishable tumor types would be helpful for selection of treatment and also potentially for estimation of prognosis. The Company will need to collaborate with a large diagnostic company to undertake clinical development. Development of biomarkers for useful clinical assays is a complex and expensive process.

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

Employees

As of December 31, 2011, the Company had no full-time employees. Dr. Kovach is a Professor (part-time) in the Department of Preventive Medicine at SUNY, in Stony Brook, New York. He received approvals from the School of Medicine of Stony Brook University and from the New York State Ethics Commission to operate the Company and to hold greater than 5% of the Company’s outstanding shares.

The Company’s investment commitments in the research efforts pursuant to the CRADA fund two full-time technical assistants who work under the supervision of Dr. Zhuang on the aims of the CRADA. Dr. Kovach devotes approximately 40% of his efforts per year to research planning, and designing and monitoring the research progress under the CRADA. Dr. Kovach’s contributions are made outside of his academic responsibilities. He directs, coordinates and manages scientific and business development with the advice of the Company’s Board of Directors, the advisory committee, and a consultant with expertise in corporate development. The Company is considering adding another board member with specific expertise in cancer biotechnology development and a Chief Operating Officer, at least part-time, to assist in management once an IND is approved.

Government Regulation

At its present stage of development, the Company’s business is not subject to any specific government regulation with respect to its ongoing research and drug development efforts. The Company’s only collaborator at present is National Institute of Neurological Diseases and Stroke (NINDS), National Institutes of Health. This collaboration is defined in CRADA 2165 under which NINDS evaluates compounds for their ability to inhibit the growth of brain tumor cells. The NINDS laboratory that is carrying out this activity is a research laboratory that operates in compliance with various federal and state’s statutes and regulations, including OSHA. All activities of this laboratory are monitored by the compliance office of NINDS. There are no other regulations affecting the pursuit of the goals of the business.

Studies done under the CRADA are carried out in compliance with applicable Statutes, Executive Capital Orders, HHS regulations and all FDA, CDC, and NIH policies as specified in Article 13, 13.1 and 13.2, of the PHS CRADA agreement.

The Company’s business will become subject to the regulations of the FDA when it begins to pursue development of clinical trials. Clinical trials are research studies to answer specific questions about new therapies or new ways of using known treatments. Clinical trials determine whether new drugs or treatments are both safe and effective and the FDA has determined that carefully conducted clinical trials are the fastest and safest way to find treatments that work in people.

The ultimate objective of the CRADA is to identify, characterize, and bring to clinical trial regimens for the treatment of human brain tumors (GBMs). The Company’s objective is to be able to initiate a clinical trial in 2012. The first clinical trial would be sponsored by the Company at a U.S. cancer center experienced in such studies. The Company will file and obtain approval from the FDA of an Investigational New Drug Application (IND). At this point, the Company would become subject to FDA regulation as it sought to obtain an IND for clinical evaluation of a therapeutic regimen with the long-range goal of receiving FDA approval of the drug for commercial use. Approval of an IND from the FDA is the process that triggers FDA review and oversight, as federal law requires that a drug be the subject of an approved marketing application before it is transported to clinical investigations, unless exempted. The IND is the means through which the Company would obtain such exemption. During a new drug’s early preclinical development, the Company’s primary goal is to determine if the product is reasonably safe for initial use in humans, and if the compound exhibits pharmacological activity that justifies commercial development. When a product is identified as a viable candidate for further development, the Company would then focus on collecting the data and information necessary to establish that the product will not expose humans to unreasonable risks when used in limited, early-stage clinical studies. The FDA’s role in the development of a new drug begins when the Company, having screened the new molecule for pharmacological activity and acute toxicity potential in animals, tests the drug’s diagnostic or therapeutic potential in humans. The legal status of the molecule changes under the Federal Food, Drug, and Cosmetic Act and becomes a new drug subject to specific requirements of the drug regulatory system. Once the IND is submitted, the Company must wait 30 calendar days before initiating any clinical trials. During this time, the FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk.

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

The FDA also requires that an independent review body consider the benefits and risks of a clinical trial and grant approval for the proposed study including selecting of initial doses, plans for escalation of dose, plans for modification of dose if toxicity is encountered, plans for monitoring the wellbeing of individuals participating in the study, and for defining and measuring, to the extent possible, any untoward effects related to drug administration. Serious adverse effects, such as life-threatening toxicities and death, are immediately reportable to the review body and to the FDA. To minimize risk when studying a new drug, the initial dose is well below that expected to cause any toxicity. No more than three patients are entered at a given dose. In general, dose is not escalated within patients. Once safety is established by the absence of toxicity or low toxicity in a group of three patients, a planned higher dose is then evaluated in a subsequent group of three individuals and so on until dose-limiting toxicity is encountered. The dose level producing definite but acceptable toxicity is then selected as the dose level to be evaluated in Phase II trials. Thus, the goal of Phase I studies is to determine the appropriate dose level for evaluation of drug efficacy in patients with the same type of tumor at comparable stages of progression for whom no beneficial treatment is established. The duration of a Phase I trial is generally from 9 to 18 months.

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs and diagnostic tests. We are seeking to do so through our internal research programs. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for any of the following reasons:

•	the research methodology used may not be successful in identifying potential product candidates. However, the Company has identified two promising lead candidate compounds which have activity in animal models, one of which, LB-100, is proceeding with an IND submission to the FDA to conduct a clinical trial;

•	product candidates for diagnostic tests may on further study be shown to not obtain an acceptable level of accuracy; or

•	product candidates for drugs may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2011 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues, and even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit. The Company does not have sufficient resources to fully develop and commercialize any products that may arise from its research. Accordingly, the Company will need to raise additional funds to do so.

The Company has adequate resources to fund its operations until early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to conduct a Phase I clinical trial of LB-100. The Company will require additional funds in the second quarter of 2012 to conduct a Phase I clinical trial of LB-100, which is expected to cost approximately $1,500,000 over a period of approximately 12 months. The Company is attempting to raise approximately $2,500,000 through a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties, to fund clinical studies and support ongoing operations.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I trial of LB-100. After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to implement its operating plan in 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Our success depends on the continued availability and contributions of our Chief Executive Officer and founder, Dr. John S. Kovach. In particular, Dr. Kovach is 75 years old, and, because of his arrangement with the State University of New York, does not devote his full time to us, although Dr. Kovach generally devotes a minimum of twenty hours a week to our business. The loss of services of any of these persons could delay or reduce our product development and commercialization efforts. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significant weaken our management, harm our ability to compete effectively and harm our business.

Our key personnel are involved in other business activities and may face a conflict in selecting between their other business interests and our business.

Dr. John Kovach, our Chief Executive Officer, is also a Professor (part-time) in the Department of Preventive Medicine at Stony Brook University, New York. He may also become involved in the future with other business opportunities which may become available. Accordingly, our key personnel may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts. Dr. Zhengping Zhuang is a full-time employee of NIH. He participates with the Company under a CRADA with NIH that defines the scope of his collaboration, and he does not face a conflict of interest.

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

Dr. Kovach is experienced in the design and conduct of early clinical cancer trials, having been the lead investigator for a National Cancer Institute Phase I contract for ten years at the Mayo Clinic, Rochester, Minnesota. The Company, however, has no experience in conducting clinical trials and expects to rely heavily on collaborative partners and contract research organizations for their performance and management of clinical trials of our product candidates.

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

The development process necessary to obtain regulatory approval is lengthy, complex and expensive. If we and our collaborative partners do not obtain necessary regulatory approvals, then our business would not be successful and the market price of our common stock could decline substantially.

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

As a result of these factors, we, or our collaborative partners, may not successfully begin or complete clinical trials in the time periods estimated, if at all. Moreover, if we, or our collaborative partners, incur costs and delays in development programs or fail to successfully develop and commercialize products based upon our technologies, we may not become profitable and our stock price could decline substantially.

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

We cannot be certain that all patents submitted will be issued. In 2011, the Company received US patents for its lead compound, LB-100, as an anti-cancer agent and for the use of compounds of both the LB-100 and the LB-200 series for the prevention and treatment of neurodegenerative diseases. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

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

Although our common stock is registered under the Exchange Act and our stock is traded on the OTCQB operated by the OTC Markets, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTCQB is an over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

Dr. John Kovach, our current Chief Executive Officer, was the former stockholder of Lixte, our operating subsidiary, and received shares of our stock in the Reverse Merger. He is currently eligible to sell some of his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply. In this connection, we have sold an aggregate of 3,555,220 shares of Common Stock in private placements occurring in June and July 2006, 999,995 shares in a December 2007 private placement, and an aggregate of 4,575,000 shares of our Common Stock in private placements in January and February 2010, all of which are currently eligible to be resold under Rule 144.

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

As a result of the Reverse Merger, Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns approximately 48.1% of our outstanding voting stock at the current time. As a result, Dr. Kovach possesses significant influence, giving him the practical ability, among other things, to elect all of the members of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid any cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

At present, we conduct basic laboratory activities at the NIH under the CRADA and the preclinical research required for bringing a compound to clinical trial at the contract research organizations. The Company maintains a single office in a designated area of Dr. Kovach’s residence and receives mail at the post office depot, 248 Route 25A, No. 2, East Setauket, New York 11733. No additional facilities are needed at this time.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTCQB under the symbol “LIXT.PK” There is very limited trading of our stock on the OTCQB. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

	High	Low
Year Ended December 31, 2010
First Quarter	$0.60	$0.16
Second Quarter	$0.75	$0.24
Third Quarter	$1.01	$0.19
Fourth Quarter	$0.75	$0.30

	High	Low
Year Ended December 31, 2011
First Quarter	$0.88	$0.35
Second Quarter	$0.98	$0.88
Third Quarter	$0.98	$0.65
Fourth Quarter	$0.65	$0.25

Holders

As of March 15, 2012, 35,359,142 shares of our common stock were outstanding, held by approximately 85 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

Our dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2011, the most recently completed fiscal year.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	3,400,000	$0.89	1,850,000	(1)

(1)	Represents shares available under the Company’s 2007 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s common stock is presently traded on the OTCQB operated by the OTC Markets under the symbol “LIXT.PK.”

Recent Developments

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 10, 2011, the PTO issued an Official Notice of Allowance in conjunction with the Company’s patent application for the structure and synthesis of its compounds of the LB-200 series. On November 15, 2011, the PTO awarded a patent to the Company for its lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. Patent applications on these compounds are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. The Company has patent applications pending on the use of LB-205 for this purpose.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2011, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2011 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2012 will be to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. Large animal toxicology testing and documentation of the long-term stability of LB-100 in a formulation suitable for clinical use have been completed. The Company currently expects to submit an Investigational New Drug (IND) application to the FDA during the second quarter of 2012. The Company is currently in discussions with academic centers recognized for their expertise in the early assessment of new anti-cancer compounds regarding the conduct of a Phase I clinical trial of LB-100.

The Company has adequate resources to fund its operations until early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to conduct a Phase I clinical trial of LB-100. The Company will require additional funds in the second quarter of 2012 to conduct a Phase I clinical trial of LB-100, which is expected to cost approximately $1,500,000 over a period of approximately 12 months. The Company is attempting to raise approximately $2,500,000 through a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties, to fund clinical studies and support ongoing operations.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I trial of LB-100. After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to implement its operating plan in 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (the “ASC”) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU was effective for interim and annual periods beginning after December 15, 2011. The Company adopted the ASU effective January 1, 2012. The ASU is not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 was effective for interim and annual periods beginning after December 15, 2011. The Company adopted the ASU effective January 1, 2012. The ASU is not expected to have any impact on the Company’s financial position or results of operations.

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

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

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

Plans for 2012 and Thereafter

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the potential prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and the LB-200 series contains compounds which have the potential to be the most effective of this class.

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 10, 2011, the PTO issued an Official Notice of Allowance in conjunction with the Company’s patent application for the structure and synthesis of its compounds of the LB-200 series. On November 15, 2011, the PTO awarded a patent to the Company for its lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. Patent applications on these compounds are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. The Company has patent applications pending on the use of LB-205 for this purpose.

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because the LB-100 compounds have been shown to potentiate the activity of several different types of standard anti-cancer drugs, the scope of potential targets for therapy of cancers with LB-100 and a second drug has been expanded to include breast cancer, melanoma and sarcomas.

The second class of drugs (LB-200) under development by the Company is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have an HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).

The Company’s primary objective is to bring one lead compound of the LB-100 series to clinical trial. The Company has completed the pre-clinical studies needed to prepare an application to the United States Food and Drug Administration (“FDA”) to conduct a Phase I clinical trial of LB-100 and is in the process of completing the preparation of the IND application to carry out a Phase I clinical trial of LB-100, which is expected to be filed in April 2012.

The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable.

The Company has adequate funds on hand to support its operations at current levels until early 2012, including submission of an application to the FDA to commence a Phase I clinical trial of the Company’s LB-100 compound and continuing to expand the Company’s patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series. The Company will require additional funds in 2012 to conduct a Phase I clinical trial of LB-100 and to continue to conduct operations.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at December 31, 2011.

Years Ended December 31, 2011 and 2010

General and Administrative Costs.  For the year ended December 31, 2011, general and administrative costs were $533,449, which consisted of the fair value of stock options issued to directors and consultants of $204,898, consulting and professional fees of $200,321, insurance expense of $24,792, officer’s salary and related costs of $53,418, stock transfer fees of $9,650, travel and entertainment costs of $16,376, and other operating costs of $23,994.

Beginning March 15, 2011, Dr. Kovach reduced his academic commitment to 60% from 80% in order to devote more time to managing the development of the Company’s compounds. Dr. Kovach began receiving compensation of $5,000 per month from the Company at that time.

For the year ended December 31, 2010, general and administrative costs were $436,142, which consisted of the fair value of stock options issued to directors and consultants of $160,712, consulting and professional fees of $205,309, insurance expense of $24,500, officer’s salary and related costs of $-0-, stock transfer fees of $9,257, travel and entertainment costs of $15,114, and other operating costs of $21,250.

Research and Development Costs.  For the year ended December 31, 2011, research and development costs were $1,334,801, which consisted of the vested portion of the fair value of stock options issued to a vendor of $982, patent costs of $401,279, third-party contractor costs of $907,540, and consulting fees to a related party of $25,000.

For the year ended December 31, 2010, research and development costs were $445,542, which consisted of the vested portion of the fair value of stock options issued to a consultant and a vendor of $67,222, patent costs of $246,185, third-party contractor costs of $358,907, consulting fees to a related party of $17,707, reduced by $244,479 representing the proceeds of a government grant awarded to the Company.

Interest Income.  For the years ended December 30, 2011 and 2010, interest income was $125 and $1,434, respectively.

Warrant Extension Cost.  During the year ended December 31, 2011, the Company incurred an expense of $199,839 reflecting the fair value of extending the expiration date of warrants to acquire 273,752 shares of the Company’s stock that were previously issued in connection with a private placement of the Company’s common stock in 2006.

Net loss.  For the year ended December 31, 2011, the Company incurred a net loss of $2,067,964, as compared to a net loss of $880,250 for the year ended December 31, 2010.

Liquidity and Capital Resources – December 31, 2011

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above”).

The Company has adequate resources to fund its operations until early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to conduct a Phase I clinical trial of LB-100. The Company will require additional funds in the second quarter of 2012 to conduct a Phase I clinical trial of LB-100, which is expected to cost approximately $1,500,000 over a period of approximately 12 months. The Company is attempting to raise approximately $2,500,000 through a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties, to fund clinical studies and support ongoing operations.

Operating Activities.  For the year ended December 31, 2011, operating activities utilized cash of $1,357,667, as compared to utilizing cash of $936,394 for the year ended December 31, 2010, to support the Company’s ongoing research and development activities.

At December 31, 2011, the Company had a working capital surplus of $79,021, as compared to $1,736,266 at December 31, 2010, a decrease of $1,657,245 for the year ended December 31, 2011. The decrease in working capital during the year ended December 31, 2011 reflects a decrease in current assets and an increase in current liabilities as a result of the Company’s ongoing research and development activities. At December 31, 2011, the Company had cash and money market funds aggregating $365,430, as compared to $1,720,097 at December 31, 2010, a decrease of $1,354,667 for the year ended December 31, 2011. The decrease in cash and money market funds during the year ended December 31, 2011 reflects the Company’s ongoing research and development activities.

Investing Activities.  For the year ended December 31, 2011, investing activities consisted of $1,249,877 being withdrawn from a money market fund. For the year ended December 31, 2010, investing activities consisted of $1,576,006 being placed into a money market fund.

Financing Activities.  For the year ended December 31, 2011, financing activities consisted of $5,000 of proceeds from the exercise of stock options. For the year ended December 31, 2010, financing activities provided net cash of $1,087,500, consisting of the gross proceeds from the sale of securities of $2,287,500, less $1,200,000 of advances received through December 31, 2009.

Principal Commitments

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 74 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was deferred to May 1, 2012.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of December 31, 2011, no additional amounts were due pursuant to this agreement.

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

In addition to the above described Chem-Master Agreement, the Company from time-to-time also enters into other agreements with Chem-Master for other services. During the years ended December 31, 2011 and 2010, the Company paid Chem-Master $30,325 and $59,000, respectively, for the costs of materials, labor and expenses related to such agreements.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,925 had been incurred through December 31, 2011. As of December 31, 2011, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of December 31, 2011, work orders for studies having a total estimated cost of $355,980 were in process under this agreement. As of December 31, 2011, the Company had paid $264,020 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of December 31, 2011, contracts with a total estimated cost of $62,000 were in process, of which $31,850 had been paid.

On December 8, 2011, the Company entered into an agreement with the University of Iowa to conduct certain studies for a total estimated cost of $78,413. As of December 31, 2011, no work had been done under this contract and no payments had been made.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2011 aggregating $481,379, of which $241,405 is included in current liabilities in the consolidated balance sheet at December 31, 2011.

		Payments Due By Year
	Total	2012	2013 and Thereafter

CRADA	$25,000	$25,000	$—
Research and development contracts	291,062	291,062	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$482,779	$482,779	$—

Off-Balance Sheet Arrangements

At December 31, 2011, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related report of our independent registered public accounting firm are attached to this Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, consisting of our principal executive and financial officer (who is the same person), to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of the our management, consisting of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year covered by this report. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, consisting of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2011 that materially affected or are reasonably likely to affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of our Company as of December 31, 2011. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

Our directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	75	Chief Executive Officer, Chief Financial Officer, Director
Dr. Philip F. Palmedo	78	Director
Dr. Mel Sorensen	55	Director
Dr. Robert B. Royds	67	Director

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

From 1976 to 1994, Dr. Kovach was a consultant in oncology and director of the Cancer Pharmacology Division at the Mayo Clinic in Rochester, Minnesota. During this time, he directed the early clinical trials program for evaluation of new anti-cancer drugs as principal investigator of contracts from the National Cancer Institute. From 1986 to 1994, he was also Chair of the Department of Oncology and Director of the NCI-designated Mayo Comprehensive Cancer Center. During that time, Dr. Kovach, working with a molecular geneticist, Steve Sommer, MD, PhD, published extensively on patterns of acquired mutations in human cancer cells as markers of environmental mutagens and as potential indicators of breast cancer patient prognosis. Dr. Kovach has published over 100 articles on the pharmacology, toxicity, and effectiveness of anti-cancer treatments and on the molecular epidemiology of breast cancer. Dr. Kovach directs the Company with the approval of the State University of New York at Stony Brook and the New York State Ethics Commission.

Dr. Philip F. Palmedo

Dr. Palmedo joined our board of directors on June 30, 2006. Dr. Palmedo has had a diversified career as a physicist, entrepreneur, and corporate manager. Dr. Palmedo founded and served as Chairman of the International Resources Group (IRG), an international consultancy in energy, natural resources and economic development. IRG was bought by L3 Communications in 2008. Dr. Palmedo designed and was the first President of the Long Island Research Institute formed by Brookhaven National Laboratory, Cold Spring Harbor Laboratory, and Stony Brook University to facilitate the commercialization of technologies. In 1988 Dr. Palmedo joined in the formation of Kepler Financial Management, Ltd., a quantitative financial research and trading company. Dr. Palmedo held the position of President and Managing Director until 1991 when Renaissance Technologies Corporation acquired the company.

Dr. Palmedo served on the boards of Asset Management Advisors, the Teton Trust Company and C-Quest Capital, and is currently a member of the Board of Directors of Gyrodyne Corporation of America. He also served on the Board of Trustees of Williams College and of the Stony Brook (University) Foundation and chaired the Foundation’s Investment Committee.

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

Throughout his career, Dr. Sorensen has been active in fostering public-private collaborations for clinical cancer research, with the National Cancer Institute (NCI) with C-Change, with Friends of Cancer Research (FOCR) and other organizations. He is a frequent speaker and panel participant on optimizing cancer R&D, including presentations at the Woodrow Wilson Center in Washington, D.C. in 2003 (“Confronting Cancer Now”), the 2004 Bioethical Symposium in Tampa, Florida (“Ethical Issues in Large Clinical Trials”), the 2005 Tokyo Pharma Partnering Conference & Shanghai’s 2005 Bio-Forum Conference, the 2005 Milken Institute’s Global Conference (“Biopharmaceuticals: The Innovation Pipeline Race”), BIO 2006 (“Early-Stage Business Models in Cancer”), the March 2007 R&D Readers’ Forum (“Biotech R&D Across Borders: The Ascenta Experience”) in Philadelphia, Pennsylvania and the China 2007 R&D Summit (“Making Innovative Medicines Faster and Cost-Efficiently”) in Shanghai, China.

Dr. Robert B. Royds

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

Dr. Ojima is a member of the American Chemical Society, American Association for the Advancement of Science, American Association for Cancer Research, American Peptide Society, the Chemical Society of Japan, the Society of Synthetic Organic Chemistry, Japan, New York Academy of Sciences, and Signa Xi. He has served as a consultant for E. I. du Pont, Eli Lilly, Air Products & Chemicals, Mitsubishi Chem. Inc., Nippon Steel Corp., Life Science Division, Rhone-Poulenc Rorer, ImmunoGen, Inc., Taiho Pharmaceutical Co., Milliken & Co., Aventis Pharma, OSI Pharmaceuticals, Inc. and Mitsubishi Chem. Corp. (current).

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2011.

ITEM 11.	EXECUTIVE COMPENSATION

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company during 2010 or in prior years. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011. In connection therewith, Dr. Kovach reduced his academic commitment from 80% to 60% in order to devote more time to the Company’s activities. Accordingly, during the year ended December 31, 2011, Dr. Kovach was paid a salary of $47,500.

Option Grants in 2010 and 2011 - Named Executive Officer

None.

Aggregated Option Exercises in 2010 and 2011 Option Values at December 31, 2010 and at 2011 - Named Executive Officer

None.

Employment Agreements; Compensation

We have not entered into any employment agreements. As of December 31, 2011, we had no full-time employees. Effective March 15, 2011, Dr. Kovach began drawing a salary of $5,000 per month. He is also reimbursed for any out-of-pocket expenses. Any future compensation arrangements will be subject to the approval of the Board of Directors.

Consulting Agreements

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. On September 12, 2011, the options to acquire 500,000 shares of common stock expired unexercised. The consulting agreement was amended in October 2009 to extend the term to October 2013. In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 1,000,000 shares at $1.00 per share, 50% of which vested immediately and 50% vested in October 2010. On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012.

On February 5, 2007, the Company entered into an agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. On February 5, 2009, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. On February 4, 2012, Chem-Master exercised the option to acquire 100,000 shares of common stock, which was previously granted on February 5, 2007, for a cash payment of $33,333.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. On August 1, 2011, the option to acquire 100,000 shares of common stock that vested on August 1, 2009 expired unexercised.

In September 2007, the Company entered into a consulting agreement with Francis Johnson and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with100,000 shares vesting annually on each of September 12, 2008, 2009 and 2010.

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

Director Compensation

Members of the Board of Directors

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with 66,667 shares vesting immediately upon joining the Board of Directors and 66,666 shares vesting annually on each of June 30, 2007 and 2008.

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

On October 7, 2008, in conjunction with his appointment as director of the Company, the Company granted to Dr. Mel Sorensen stock options to purchase an aggregate of 200,000 shares of the Company’s common stock under the 2007 Plan, exercisable for a period of five years from the date of exercisability at $0.50 per share, vesting 12.5% on January 1, 2009 and 12.5% on the first date of each subsequent quarter. In addition, in connection with Dr. Sorensen acting in an advisory role for a period of one year in connection with the strategic development of the Company’s intellectual properties, the Company agreed to pay Dr. Sorensen $40,000, payable in quarterly installments of $10,000 commencing on October 7, 2008. Commencing March 1, 2011, the annual payment was reduced to $25,000. Dr. Sorensen is also eligible to receive a bonus at the sole discretion of the Board of Directors.

Effective May 1, 2011, in conjunction with his election as a director of the Company, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vested as to 25,000 shares on May 1, 2011, and a further 25,000 shares vest on the first day of each subsequent quarter until all of the shares are vested.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Philip F. Palmedo	2011	0	0	0	196,000	0	0	0	196,000
Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Mel Sorensen	2011	0	0	0	0	0	0	25,000	25,000
Director	2010	0	0	0	0	0	0	17,708	17,708
	2009	0	0	0	0	0	0	30,000	30,000

Robert B. Royds	2011	0	0	0	196,000	0	0	0	196,000
Director

(1)	Consists of grant date fair value calculated pursuant to Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

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

The following table sets forth, as of March 15, 2012, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of March 15, 2012, there were 35,359,142 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 15, 2012, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers, Directors and 5% stockholders

Dr. John S. Kovach 248 Route 25A, No. 2 East Setauket, New York 11733	17,021,786		48.1%

Dr. Philip F. Palmedo 248 Route 25A, No. 2 East Setauket, New York 11733	1,141,020	(1)	3.2%

Dr. Mel Sorensen 248 Route 25A, No. 2 East Setauket, New York 11733	200,000	(2)	0.6%

Dr. Robert B. Royds 248 Route 25A, No. 2 East Setauket, New York 11733	125,000	(5)	0.4%

All officers and directors as a group (four persons)	18,487,806	(1)(2)(5)	50.8%

Gil Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	7,365,500	(3)	18.3%

Debbie Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	6,838,845	(4)	17.4%

(1)	Consists of 466,020 shares of common stock, options to purchase 75,000 shares of common stock and warrants to purchase 600,000 shares of common stock, which are immediately exercisable.

(2)	Consists of presently exercisable options to purchase 200,000 shares of common stock.

(3)	Includes 928,300 shares of common stock, presently exercisable options to purchase 1,875,000 shares of common stock, and warrants to purchase 1,000,000 shares of common stock owned directly by Mr. Schwartzberg. Also includes 228,200 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control; 684,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Mr. Schwartzberg is the co-trustee; and 650,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the David N. Sterling Trust, as to which Mr. Schwartzberg is the co-trustee. Excludes 1,504,845 shares of common stock and warrants to purchase 2,000,000 shares of common stock owned directly by Debbie Schwartzberg, the wife of Mr. Schwartzberg, as to which Mr. Schwartzberg disclaims beneficial ownership or control. Options and warrants are immediately exercisable or within 60 days.

(4)	Includes 1,504,845 shares of common stock and warrants to purchase 2,000,000 shares of common stock owned directly by Ms. Schwartzberg. Also includes 684,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Ms. Schwartzberg is the co-trustee; and 650,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the David N. Sterling Trust, as to which Ms. Schwartzberg is the co-trustee. Excludes 228,200 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg, the husband of Ms. Schwartzberg, has sole voting, disposition and investment control; and 928,300 shares of common stock, options to purchase 1,875,000 shares of common stock, and warrants to purchase 1,000,000 shares of common stock owned directly by Mr. Schwartzberg, as to which Ms. Schwartzberg disclaims beneficial ownership or control. The warrants are immediately exercisable.

(5)	Consists of presently exercisable options to purchase 125,000 shares of common stock.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)      Related Party Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2011.

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

As of December 31, 2011, Dr. Kovach had advanced an aggregate of $92,717 to the Company to meet operating expenses, all of which had been advanced at June 30, 2006. Such advances are non-interest bearing and are due on demand.

See “ITEM 11. EXECUTIVE COMPENSATION - Directors Compensation” for disclosure with respect to payments to certain of our directors for services rendered.

(b)     Director Independence

The Company considers Drs. Palmedo, Royds and Sorensen to be “independent directors” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2011 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.C. in fiscal 2010 and 2011.

	2010	2011
Audit Fees(1)	$44,123	$51,368
Audit-Related Fees(2)	—	—
Tax Fees(3)	8,585	6,260
All Other Fees(4)	—	—
Total	$52,708	$57,628

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

All audit related services, tax services and other services rendered by Weinberg & Company, P.C. were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits -

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.2	Bylaws.[2]
10.1	Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.[4]

Exhibit No.	Description
10.2	Amendment No. 6 to CRADA.[5]
10.3	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated as of February 5, 2007.[6]
10.4	Amendment dated January 28, 2008 to Agreement with Chem-Master International, Inc.[7]
10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007.[8]
10.6	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.7	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.9	Amendment to Consulting Agreement with Gil Schwartzberg dated October 15, 2009.[12]
10.10	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.11	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Pro-Active Capital Group, LLC dated July 27, 2009.[9]
10.12	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.[10]
10.13	Stock Option Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
10.14	Consulting Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[12]
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[12]

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Registration on Form SB-2 as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2008 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference.

12	Filed herewith.

Financial Statement Schedules – None

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: March 28, 2012	By:	/s/ JOHN S. KOVACH
Name: John S. Kovach
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	Chief Executive Officer,	March 28, 2012
John S. Kovach	Chief Financial Officer, Principal Accounting Officer and Director
/s/ PHILIP F. PALMEDO	Director	March 28, 2012
Philip F. Palmedo

/s/ MEL SORENSEN	Director	March 28, 2012
Mel Sorensen

/s/ ROBERT B. ROYDS	Director	March 28, 2012
Robert B. Royds

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2011 and 2010, and

 Period from August 9, 2005 (Inception) to December 31, 2011 (Cumulative)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – December 31, 2011 and 2010	F-3

Consolidated Statements of Operations - Years Ended December 31, 2011 and 2010, and Period from August 9, 2005 (Inception) to December 31, 2011 (Cumulative)	F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) - Period from August 9, 2005 (Inception) to December 31, 2011	F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2011 and 2010, and Period from August 9, 2005 (Inception) to December 31, 2011 (Cumulative)	F-6

Notes to Consolidated Financial Statements – Years Ended December 31, 2011 and 2010, and Period from August 9, 2005 (Inception) to December 31, 2011 (Cumulative)	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2011 (cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2011 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 28, 2012

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$14,301	$119,091
Money market funds	351,129	1,601,006
Funds on deposit with law firm	—	50,000
Grant receivable	—	116,485
Advances on research and development contract services	28,983	10,100
Prepaid expenses and other current assets	35,354	34,646
Total current assets	429,767	1,931,328
Total assets	$429,767	$1,931,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$109,341	$28,345
Research and development contract liabilities	74,688	—
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	350,746	195,062

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 35,259,142 shares and 35,077,178 shares at December 31, 2011 and 2010, respectively	3,526	3,508
Additional paid-in capital	8,073,260	7,662,559
Deficit accumulated during the development stage	(7,997,765)	(5,929,801)
Total stockholders’ equity	79,021	1,736,266
Total liabilities and stockholders’ equity	$429,767	$1,931,328

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2011
	2011	2010	(Cumulative)

Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $204,898 and $160,712 of stock-based compensation costs for the years ended December 31, 2011 and 2010, respectively, and $2,457,421 of stock-based compensation costs for the period from August 9, 2005 (inception) to December 31, 2011 (cumulative)	533,449	436,142	4,139,326
Depreciation	—	—	1,909
Research and development costs, including $982 and $67,222 of stock-based costs for the years ended December 31, 2011 and 2010, respectively, and $465,034 of stock-based costs for the period from August 9, 2005 (inception) to December 31, 2011 (cumulative). Research and development costs include $25,000 and $17,708 to a related party for the years ended December 31, 2011 and 2010, respectively, and $42,708 for the period from August 9, 2005 (inception) to December 31, 2011 (cumulative). Research and development costs for the year ended December 31, 2010 and for the period from August 9, 2005 (inception) to December 31, 2011 (cumulative) have been reduced by $244,479, representing the proceeds of a government grant related to such costs.	1,334,801	445,542	3,557,648
Reverse merger costs	—	—	50,000
Total costs and expenses	1,868,250	881,684	7,748,883
Loss from operations	(1,868,250)	(881,684)	(7,748,883)
Interest income	125	1,434	27,426
Interest expense	—	—	(2,469)
Warrant extension cost	(199,839)	—	(199,839)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(2,067,964)	$(880,250)	$(7,997,765)

Net loss per common share – Basic and diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding – Basic and diluted	35,169,406	34,736,082

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to December 31, 2011

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	160,712	—	160,712
Stock-based research and development costs	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250)
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation costs	—	—	—	204,898	—	204,898
Stock-based research and development costs	—	—	—	982	—	982
Warrant extension cost	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964)
Balance, December 31, 2011	35,259,142	$3,526	$—	$8,073,260	$(7,997,765)	$79,021

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2011
	2011	2010	(Cumulative)

Cash flows from operating activities:
Net loss	$(2,067,964)	$(880,250)	$(7,997,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based compensation costs	204,898	160,712	2,457,421
Stock-based research and development costs	982	67,222	465,034
Warrant extension costs	199,839	—	199,839
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	50,000	(50,000)	—
Grant receivable	116,485	(116,485)	—
Advances on research and development contract services	(18,883)	(5,100)	(28,983)
Prepaid expenses and other current assets	(708)	(7,292)	(35,354)
Increase (decrease) in -
Accounts payable and accrued expenses	80,996	(55,201)	109,341
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	74,688	(50,000)	74,688
Net cash used in operating activities	(1,359,667)	(936,394)	(4,679,870)

Cash flows from investing activities:
(Increase) decrease in money market funds	1,249,877	(1,576,006)	(351,129)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	1,249,877	(1,576,006)	(353,038)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,000	—	5,000
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	1,087,500	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	5,000	1,087,500	5,047,209

Cash:
Net increase (decrease)	(104,790)	(1,424,900)	14,301
Balance at beginning of period	119,091	1,543,991	—
Balance at end of period	$14,301	$119,091	$14,301

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$1,200,000	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$84,207	$—	$84,207

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010, and

Period from August 9, 2005 (Inception) to December 31, 2011 (Cumulative)

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

The Company’s common stock is presently traded on the OTCQB operated by the OTC Markets under the symbol “LIXT.PK”.

Operating Plans

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the potential prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and the LB-200 series contains compounds which have the potential to be the most effective of this class.

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 10, 2011, the PTO issued an Official Notice of Allowance in conjunction with the Company’s patent application for the structure and synthesis of its compounds of the LB-200 series. On November 15, 2011, the PTO awarded a patent to the Company for its lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. Patent applications on these compounds are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. The Company has patent applications pending on the use of LB-205 for this purpose.

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because the LB-100 compounds have been shown to potentiate the activity of several different types of standard anti-cancer drugs, the scope of potential targets for therapy of cancers with LB-100 and a second drug has been expanded to include breast cancer, melanoma and sarcomas.

The second class of drugs (LB-200) under development by the Company is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have an HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).

The Company’s primary objective is to bring one lead compound of the LB-100 series to clinical trial. The Company has completed the pre-clinical studies needed to prepare an application to the United States Food and Drug Administration (“FDA”) to conduct a Phase I clinical trial of LB-100 and is in the process of completing the preparation of the IND application to carry out a Phase I clinical trial of LB-100, which is expected to be filed in April 2012.

The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable.

The Company has adequate funds on hand to support its operations at current levels until early 2012, including submission of an application to the FDA to commence a Phase I clinical trial of the Company’s LB-100 compound and continuing to expand the Company’s patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series. The Company will require additional funds in 2012 to conduct a Phase I clinical trial of LB-100 and to continue to conduct operations.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2011, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2011 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2012 will be to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. Large animal toxicology testing and documentation of the long-term stability of LB-100 in a formulation suitable for clinical use have been completed. The Company currently expects to submit an Investigational New Drug (IND) application to the FDA during the second quarter of 2012. The Company is currently in discussions with academic centers recognized for their expertise in the early assessment of new anti-cancer compounds regarding the conduct of a Phase I clinical trial of LB-100.

The Company has adequate resources to fund its operations until early 2012 at a level that will allow for the continuation of the Company’s two drug development programs currently in process and the submission of an application to the FDA for approval to conduct a Phase I clinical trial of LB-100. The Company will require additional funds in the second quarter of 2012 to conduct a Phase I clinical trial of LB-100, which is expected to cost approximately $1,500,000 over a period of approximately 12 months. The Company is attempting to raise approximately $2,500,000 through a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties, to fund clinical studies and support ongoing operations.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I trial of LB-100. After completion of the Phase I trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to implement its operating plan in 2012, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $401,279 and $246,185 for the years ended December 31, 2011 and 2010, respectively, and $1,172,613 for the period from August 9, 2005 (inception) to December 31, 2011 (cumulative). Patent costs are included in research and development costs in the Company's consolidated statements of operations.

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 10, 2011, the PTO issued an Official Notice of Allowance in conjunction with the Company’s patent application for the structure and synthesis of its compounds of the LB-200 series. On November 15, 2011, the PTO awarded a patent to the Company for its lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. Patent applications on these compounds are pending world-wide.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At December 31, 2011 and 2010, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2011	2010

Warrants	13,454,552	13,607,426
Stock options	3,250,000	3,540,000
Total	16,704,552	17,147,426

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (the “ASC”) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU was effective for interim and annual periods beginning after December 15, 2011. The Company adopted the ASU effective January 1, 2012. The ASU is not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 was effective for interim and annual periods beginning after December 15, 2011. The Company adopted the ASU effective January 1, 2012. The ASU is not expected to have any impact on the Company’s financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Share Exchange Agreement and Private Placements

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At December 31, 2011, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

4. Money Market Funds — Fair Value

Money market funds at December 31, 2011 consisted of an investment in shares of the AA Sweep Class of Morgan Stanley New York Municipal Money Market Trust with a market value of $351,129. The stated purpose of this money market fund is to provide as high a level of daily income exempt from federal and New York tax as is consistent with stability of principal and liquidity.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at December 31, 2011 and 2010.

	Total	Level 1	Level 2	Level 3

December 31, 2011:
Money market funds	$351,129	$351,129	$—	$—

December 31, 2010:
Money market funds	$1,601,006	$1,601,006	$—	$—

5. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At December 31, 2011 and 2010, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company during 2010 or in prior years. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011.  In connection therewith, Dr. Kovach reduced his academic commitment from 80% to 60% in order to devote more time to the Company’s activities. Accordingly, during the year ended December 31, 2011, and the period from August 9, 2005 (inception) through December 31, 2011 (cumulative), Dr. Kovach was paid a salary of $47,500.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

6. Stock Options and Warrants

The Company grants stock options and warrants as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

The fair value of each option and warrant awarded is estimated on the date of grant and subsequent measurement dates using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants.

For the years ended December 31, 2011 and 2010, the Black-Scholes option-pricing model has utilized the following assumptions for transactions entered into during such fiscal years:

	2011	2010

Stock price per share	$0.50 to $0.98	$0.35 to $0.63
Exercise price per share	$0.98 to $1.00	$0.333 to $1.65
Expected life (in years)	4.50 to 5.00	2.09 to 4.54
Expected volatility	294.1% to 308.8%	209.6% to 325.4%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.75% to 1.58%	0.52% to 1.60%

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the year ended December 31, 2011, the Company recorded a charge to operations of $49,336 with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the year ended December 31, 2011, the Company recorded a charge to operations of $6,293 with respect to these options.

On February 5, 2007, the Company entered into an agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) which was charged to operations as research and development costs on February 5, 2007 as the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option was reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. The Company granted the second five-year option on February 5, 2009.  On February 4, 2012, Chem-Master exercised the option to acquire 100,000 shares of common stock, which was previously granted on February 5, 2007, for a cash payment of $33,333.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The restricted common stock issued, which was valued at $75,000, was charged to operations as research and development costs on January 29, 2008. The initial fair value of the option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $96,000 ($0.48 per share) and was charged to operations during the period from February 1, 2008 through February 1, 2011. On August 1, 2011, the option to acquire 100,000 shares of common stock that vested on August 1, 2009 expired unexercised. During the years ended December 31, 2011 and 2010, the Company recorded charges to operations of $982 and $18,989, respectively, with respect to these options.

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

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from the vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options was charged to operations ratably from October 15, 2009 through October 15, 2010. During the year ended December 31, 2010, the Company recorded a charge to operations of $123,314 with respect to these options.

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and is being charged to operations ratably from October 5, 2011 through October 4, 2012. During the year ended December 31, 2011, the Company recorded a charge to operations of $59,589 with respect to these options.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2010. During the year ended December 31, 2010, the Company recorded a charge to operations of $48,233 with respect to these options.

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

On October 7, 2008, the Company appointed Dr. Mel Sorensen to its Board of Directors. Dr. Sorensen is a medical oncologist with extensive experience in cancer drug development, first at the National Cancer Institute, then at Bayer and GlaxoSmithKline, before becoming President and Chief Executive Officer of a new cancer therapeutics company, Ascenta Therapeutics, in 2004. Dr. Sorensen was paid an annual consulting fee of $40,000, payable in quarterly installments over a one year period commencing October 7, 2008, to assist the Company in identifying a strategic partner. Dr. Sorensen was also granted a stock option to purchase 200,000 shares of the Company’s common stock, exercisable at $0.50 per share for a period of five years from each tranche’s vesting date. The option vested as to 25,000 shares on January 1, 2009, and a further 25,000 shares vested on the first day of each subsequent calendar quarter until all of the shares were vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $100,000 ($0.50 per share), and was charged to operations ratably from October 7, 2008 through October 7, 2010. During the year ended December 31, 2010, the Company recorded a charge to operations of $37,398 with respect to these options.

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations. In exchange for such consulting advice, at the initiation of the agreement, the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The fair value of the 150,000 shares issued was determined to be $100,500 ($0.67 per share), reflecting the price per share of the Company’s common stock, as quoted on the OTC Bulletin Board, on the transaction date. The fair value of the three-year warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.65 per share). The $198,000 aggregate fair value of the shares and warrants issued was charged to operations as stock-based compensation on July 27, 2009, since the shares and warrants were fully vested and non-forfeitable on the date of issuance.

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

Effective May 1, 2011, Dr. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vested as to 25,000 shares on May 1, 2011, and a further 25,000 shares vest on the first day of each subsequent quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the year ended December 31, 2011, the Company recorded a charge to operations of $89,680 with respect to these options.

Additional information with respect to common stock warrants and stock options issued is provided at Notes 3.

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2009	7,997,426	$0.664
Granted	9,150,000	0.625
Exercised	—	—
Expired	—	—
Options and warrants outstanding at December 31, 2010	17,147,426	$0.643
Granted	950,000	0.991
Exercised	(267,889)	0.333
Expired	(1.124,985)	0.747
Options and warrants outstanding at December 31, 2011	16,704,552	$0.661	1.46

Options and warrants exercisable at December 31, 2010	16,877,026	$0.639
Options and warrants exercisable at December 31, 2011	15,871,652	$0.649	1.31

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $462,100 at December 31, 2011, which is being recognized subsequent to December 31, 2011 over a weighted-average period of thirteen months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at December 31, 2011:

	Warrants	Warrants
	And	And
	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	773,752	773,752
$0.500	7,535,800	7,365,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$0.980	450,000	162,500
$1.000	2,050,000	1,675,000
$1.250	50,000	50,000
$1.650	100,000	100,000
	16,704,552	15,871,652

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2011 was approximately $129,200, based on a fair market value of $0.50 per share on December 31, 2011. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2010 was approximately $26,600, based on a fair market value of $0.35 per share on December 31, 2010.

Outstanding options and warrants to acquire 462,103 shares of the Company’s common stock had not vested at December 31, 2011. At December 31, 2011, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 3).

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2011 and 2010 are summarized below.

	December 31,
	2011	2010
Start-up and organization costs	$69,000	$76,000
Contingent liability	31,000	31,000
Net operating loss carryforwards	1,912,000	1,115,000
Total deferred tax assets	2,012,000	1,222,000
Valuation allowance	(2,012,000)	(1,222,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2011 and 2010, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2011 and 2010 due to the losses incurred during such periods. A reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2011 and 2010 is summarized below.

	Years Ended December 31,
	2011	2010

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible stock-based compensation	3.4%	8.8%
Non-deductible warrant extension cost	3.3%	—
Reduction to operating loss attributed to government grant	—	9.4%
Adjustment to deferred tax asset	(4.0)%	3.1%
Change in valuation allowance	31.3%	12.6%
Other	—	0.1%
Effective tax rate	0.0%	0.0%

At December 31, 2011, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $4,607,000 which, if not utilized earlier, expire through 2030.

8. Commitments and Contingencies

CRADA

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA is for a term of 74 months from the effective date and can be unilaterally terminated by either party by providing written notice within sixty days. The CRADA provides for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provides that NINDS and the Company will conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was deferred to May 1, 2012.

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of December 31, 2011, no additional amounts were due pursuant to this agreement.

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

In addition to the above described Chem-Master Agreement, the Company from time-to-time also enters into other agreements with Chem-Master for other services. During the years ended December 31, 2011 and 2010, the Company paid Chem-Master $30,325 and $59,000, respectively, for the costs of materials, labor and expenses related to such agreements.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $15,925 had been incurred through December 31, 2011. As of December 31, 2011, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of December 31, 2011, work orders for studies having a total estimated cost of $355,980 were in process under this agreement. As of December 31, 2011, the Company had paid $264,020 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of December 31, 2011, contracts with a total estimated cost of $62,000 were in process, of which $31,850 had been paid.

On December 8, 2011, the Company entered into an agreement with the University of Iowa to conduct certain studies for a total estimated cost of $78,413. As of December 31, 2011, no work had been done under this contract and no payments had been made.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2011 aggregating $481,379, of which $241,405 is included in current liabilities in the consolidated balance sheet at December 31, 2011.

		Payments Due By Year
	Total	2012	2013 and Thereafter
CRADA	$25,000	$25,000	$—
Research and development contracts	291,062	291,062	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$482,779	$482,779	$—

9. Subsequent Events

On February 4, 2012, Chem-Master exercised an option to acquire 100,000 shares of common stock, which was previously granted on February 5, 2007, for a cash payment of $33,333.

