Form 10-Q
period 2012-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2012-05-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the Company had 35,359,142 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2012 (Unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months Ended March 31, 2012 and 2011, and Period from August 9, 2005 (Inception) to March 31, 2012 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) -
August 9, 2005 (Inception) to March 31, 2012 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Three Months Ended March 31, 2012 and 2011, and Period from August 9, 2005 (Inception) to March 31, 2012 (Cumulative)	7

Notes to Condensed Consolidated Financial Statements (Unaudited) -
Three Months Ended March 31, 2012 and 2011, and Period from August 9, 2005 (Inception) to March 31, 2012 (Cumulative)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

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

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash	$68,666	$14,301
Money market funds	81,134	351,129
Advances on research and development contract services	29,045	28,983
Prepaid expenses and other current assets	22,729	35,354
Total current assets	201,574	429,767
Total assets	$201,574	$429,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$87,215	$109,341
Research and development contract liabilities	213,192	74,688
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	467,124	350,746

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 35,359,142 shares and 35,259,142 shares at March 31, 2012 and December 31, 2011, respectively	3,536	3,526
Additional paid-in capital	8,320,537	8,073,260
Deficit accumulated during the development stage	(8,589,623)	(7,997,765)
Total stockholders’ equity (deficiency)	(265,550)	79,021
Total liabilities and stockholders’ equity	$201,574	$429,767

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2012
	2012	2011	(Cumulative)

Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $213,954 and $-0- of stock-based compensation costs for the three months ended March 31, 2012 and 2011, respectively, and $2,671,375 of stock-based compensation costs for the period from August 9, 2005 (inception) to March 31, 2012 (cumulative)	318,311	89,616	4,457,637
Depreciation	—	—	1,909
Research and development costs, including $-0- and $982 of stock-based costs for the three months ended March 31, 2012 and 2011, respectively, and $465,034 of stock-based costs for the period from August 9, 2005 (inception) to March 31, 2012 (cumulative)	273,552	261,446	3,831,200
Reverse merger costs	—	—	50,000
Total costs and expenses	591,863	351,062	8,340,746
Loss from operations	(591,863)	(351,062)	(8,340,746)
Interest income	5	47	27,431
Interest expense	—	—	(2,469)
Warrant extension cost	—	—	(199,839)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(591,858)	$(351,015)	$(8,589,623)

Net loss per common share – Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	35,320,680	35,077,178

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2012

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation costs	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation costs	250,000	25	—	890,669	—	890,694
Stock-based research and development costs	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation costs	—	—	—	357,987	—	357,987
Stock-based research and development costs	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation costs	150,000	15	—	745,965	—	745,980
Stock-based research and development costs	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	3,050	1,200,000	5,147,583	(5,049,551)	1,301,082
Shares issued in private placements, net of offering costs	4,575,000	458	(1,200,000)	2,287,042	—	1,087,500
Stock-based compensation costs	—	—	—	160,712	—	160,712
Stock-based research and development costs	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250)
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation costs	—	—	—	204,898	—	204,898
Stock-based research and development costs	—	—	—	982	—	982
Warrant extension cost	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964)
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	100,000	10		33,323	—	33,333
Stock-based compensation costs	—	—	—	213,954	—	213,954
Net loss	—	—	—	—	(591,858)	(591,858)
Balance, March 31, 2012 (Unaudited)	35,359,142	$3,536	$—	$8,320,537	$(8,589,623)	$(265,550)

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2012
	2012	2011	(Cumulative)

Cash flows from operating activities:
Net loss	$(591,858)	$(351,015)	$(8,589,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based compensation costs	213,954	—	2,671,375
Stock-based research and development costs	—	982	465,034
Warrant extension costs	—	—	199,839
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	—	50,000	—
Grant receivable	—	116,485	—
Advances on research and development contract services	(62)	(12,450)	(29,045)
Prepaid expenses and other current assets	12,625	12,375	(22,729)
Increase (decrease) in -
Accounts payable and accrued expenses	(22,126)	72,340	87,215
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	138,504	35,070	213,192
Net cash used in operating activities	(248,963)	(76,213)	(4,928,833)

Cash flows from investing activities:
(Increase) decrease in money market funds	269,995	(47)	(81,134)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	269,995	(47)	(83,043)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,333	—	38,333
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	33,333	—	5,080,542

Cash:
Net increase (decrease)	54,365	(76,260)	68,666
Balance at beginning of period	14,301	119,091	—
Balance at end of period	$68,666	$42,831	$68,666

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$—	$—	$84,207

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2012 and 2011, and

Period from August 9, 2005 (Inception) to March 31, 2012 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (the “Company”) at March 31, 2012, for the three months ended March 31, 2012 and 2011, and for the period from August 9, 2005 (inception) to March 31, 2012 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2012, the results of its operations for the three months ended March 31, 2012 and 2011, and for the period from August 9, 2005 (inception) to March 31, 2012 (cumulative), and its cash flows for the three months ended March 31, 2012 and 2011, and for the period from August 9, 2005 (inception) to March 31, 2012 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.

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

Operating Plans

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and the LB-200 series contains compounds which have the potential to be the most effective of this class.

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 15, 2011, the PTO awarded a patent to the Company for a lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. On March 27, 2012, the PTO awarded a patent to the Company for its lead compound, LB-201, as well as for a number of structurally related compounds. Patent applications on these compounds and their use are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. Patent applications are pending on the use of LB-205 for this purpose.

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because the LB-100 compounds have been shown to potentiate the activity of several different types of standard anti-cancer drugs, the scope of potential targets for therapy of cancers with LB-100 and a second drug has been expanded to include breast cancer, melanoma and sarcomas.

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

The Company’s primary objective is to bring one lead compound of the LB-100 series to clinical trial. The Company has completed the pre-clinical studies needed to prepare an application to the United States Food and Drug Administration (“FDA”) to conduct a Phase I clinical trial of LB-100, and has completed the preparation of the IND application to carry out a Phase I clinical trial of LB-100. The Company submitted the IND application to the FDA on April 30, 2012. The FDA has 30 days to review the IND application and to respond. If the Company does not receive a response within the 30 day period, the IND application is considered approved, and the Company may begin the clinical trial. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable.

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The filing of the IND application with the FDA to begin Phase I clinical testing to determine the appropriate dosage and safety levels of LB-100 in human beings is such a milestone.

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

At March 31, 2012, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2012 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. Large animal toxicology testing and documentation of the long-term stability of LB-100 in a formulation suitable for clinical use have been completed. The Company submitted an Investigational New Drug (IND) application to the FDA on April 30, 2012. The initial Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center.

At March 31, 2012, the Company requires additional funds to be able to conduct its planned 2012 operations, including funding a Phase I clinical trial of the Company’s LB-100 compound, continuing the Company’s two drug development programs currently in process, and continuing to expand the Company’s patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series. The Company estimates that a Phase I clinical trial of LB-100 will cost approximately $1,500,000 over a period of approximately 12 to 18 months. The Company is currently attempting to raise approximately $2,500,000 through a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties, to fund clinical studies and support ongoing operations.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $38,162 and $139,145 for the three months ended March 31, 2012 and 2011, respectively, and $1,210,775 for the period from August 9, 2005 (inception) to March 31, 2012 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

 On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 15, 2011, the PTO awarded a patent to the Company for a lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. On March 27, 2012, the PTO awarded a patent to the Company for its lead compound, LB-201, as well as for a number of structurally related compounds. Patent applications on these compounds and their use are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. Patent applications are pending on the use of LB-205 for this purpose.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2012, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The proceeds of the grant were received by the Company in two installments, consisting of $127,994 on November 9, 2010, and $116,485 on February 1, 2011, which was reflected as a receivable at December 31, 2010. For financial statement purposes, the grant of $244,479 was offset against research and development costs in the statement of operations during the year ended December 31, 2010.

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

At March 31, 2012 and 2011, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2012	2011

Warrants	13,454,552	13,607,426
Stock options	3,150,000	3,540,000
Total	16,604,552	17,147,426

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

Recent Accounting Pronouncements

 In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance was issued to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The Company adopted the ASU effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company’s fair value measurements or consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted the ASU effective January 1, 2012. Because this guidance impacts presentation only, it did not have any impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company's consolidated financial statements.

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

In conjunction with the private placement of common stock, the Company issued a total of 426,626 five-year warrants to WestPark Capital, Inc. exercisable at the per share price of the common stock sold in the private placement ($0.333 per share). The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contained cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts. The warrants had no accounting impact on the Company’s consolidated financial statements.

On June 30, 2011, WestPark Capital, Inc. exercised a portion of such warrants to acquire 152,874 shares of common stock on a cashless basis. Such cashless exercise resulted in WestPark Capital, Inc. receiving a net of 100,929 shares of common stock.

On July 27, 2011, the Company agreed to extend warrants to acquire the remaining portion of the above described warrants, consisting of warrants to acquire 273,752 shares of common stock, from July 27, 2011 to July 27, 2012. In conjunction with the extension of these warrants, the cashless exercise feature was deleted. The fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $199,839 ($0.73 per share), and was charged to operations on July 27, 2011. The fair value of the warrant extension was calculated using the following input variables: stock price - $0.79 per share; exercise price - $0.333 per share; expected life - 1 year; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 0.14%.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At March 31, 2012, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

5. Money Market Funds — Fair Value

Money market funds at March 31, 2012 consisted of an investment in shares of the AA Sweep Class of Morgan Stanley New York Municipal Money Market Trust with a market value of $81,134. The stated purpose of this money market fund is to provide as high a level of daily income exempt from federal and New York tax as is consistent with stability of principal and liquidity.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2012 and December 31, 2011.

	Total	Level 1	Level 2	Level 3

March 31, 2012:
Money market funds	$81,134	$81,134	$—	$—

December 31, 2011:
Money market funds	$351,129	$351,129	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At March 31, 2012 and December 31, 2010, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011.  In connection therewith, Dr. Kovach was paid a salary of $15,000 and $2,500 for the three months ended March 31, 2012 and 2011, respectively, and $62,500 for the period from August 9, 2005 (inception) to March 31, 2012 (cumulative).

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA approval for the clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. All installments have been paid as due. During the three months ended March 31, 2012 and 2011, the Company recorded charges to research and development costs of $6,250 and $6,250, respectively, with respect to this consulting arrangement.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $70,112 had been incurred through March 31, 2012. As of March 31, 2012, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

Equity-based transactions involving members of the Company’s Board of Directors are described at Note 7.

7. Stock Options and Warrants

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

There were no new transactions during the three months ended March 31, 2012 and 2011 requiring an assessment of value pursuant to the Black-Scholes option-pricing model. For the purpose of assessing value for transactions requiring re-evaluation that were entered into in prior periods, the Black-Scholes option-pricing model has utilized the following inputs for the three months ended March 31, 2012: exercise price per share - $0.98 - $1.00; stock price per share – $0.88; expected dividend yield – 0.00%; expected volatility – 287.6%; average risk-free interest rate – 0.84%; expected life – 4.25 to 4.50 years. There were no transactions requiring re-evaluation during the three months ended March 31, 2011.

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months ended March 31, 2012, the Company recorded a charge to operations of $24,399 with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months ended March 31, 2012, the Company recorded a charge to operations of $10,260 with respect to these options.

On February 5, 2007, the Company entered into an agreement (the “Chem-Master Agreement”) with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,000 ($0.31 per share) which was charged to operations as research and development costs on February 5, 2007 as the option was fully vested and non-forfeitable on the date of issuance. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On February 5, 2009, provided that the Chem-Master Agreement had not been terminated prior to such date, the Company agreed to grant Chem-Master a second five-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share. As of September 30, 2008, the Company determined that it was likely that this option would be issued. Accordingly, the fair value of the option was reflected as a charge to operations for the period from October 1, 2008 through February 5, 2009. The Company granted the second five-year option on February 5, 2009.  On February 4, 2012, Chem-Master exercised the option to acquire 100,000 shares of common stock previously granted on February 5, 2007 for a cash payment of $33,333.

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The restricted common stock issued, which was valued at $75,000, was charged to operations as research and development costs on January 29, 2008. The initial fair value of the option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $96,000 ($0.48 per share) and was charged to operations during the period from February 1, 2008 through February 1, 2011. On August 1, 2011, the option to acquire 100,000 shares of common stock that vested on August 1, 2009 expired unexercised. During the three months ended March 31, 2011, the Company recorded a charge to operations of $982 with respect to these options.

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

On September 12, 2007, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen Carter stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.333 per share, with one-half (100,000 shares) vesting annually on each of September 12, 2008 and 2009. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $204,000 ($1.02 per share), and was charged to operations ratably from September 12, 2007 through September 12, 2009. Effective April 20, 2010, Dr. Carter resigned as a director for personal reasons. Consequently, pursuant to the stock option agreement, Dr. Carter had twelve months from April 20, 2010 to exercise his stock options to acquire 200,000 shares of the Company’s common stock. On April 20, 2011, Dr. Carter’s stock options expired unexercised.

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

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and is being charged to operations ratably from October 5, 2011 through October 4, 2012. During the three months ended March 31, 2012, the Company recorded a charge to operations of $154,986 with respect to these options.

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

Effective May 1, 2011, Dr. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vested as to 25,000 shares on May 1, 2011, and a further 25,000 shares vest on the first day of each subsequent quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months ended March 31, 2012, the Company recorded a charge to operations of $24,309 with respect to these options.

Additional information with respect to common stock warrants and stock options issued is provided at Note 4.

If and when the aforementioned stock options and warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option and warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options and warrants outstanding at December 31, 2010	17,147,426	$0.643
Granted	950,000	0.991
Exercised	(267,889)	0.333
Expired	(1.124,985)	0.747
Options and warrants outstanding at December 31, 2011	16,704,552	$0.661
Granted	—	—
Exercised	(100,000)	0.333
Expired	—	—
Options and warrants outstanding at March 31, 2012	16,604,552	$0.663	1.22

Options and warrants exercisable at December 31, 2011	15,871,652	$0.649
Options and warrants exercisable at March 31, 2012	15,952,902	$0.655	1.11

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $457,100 at March 31, 2012, which is being recognized subsequent to March 31, 2012 over a weighted-average period of ten months.

Information regarding stock options and warrants outstanding and exercisable is summarized as follows at March 31, 2012:

	Warrants	Warrants
	And	And
	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	673,752	673,752
$0.500	7,535,800	7,365,400
$0.650	120,000	120,000
$0.750	5,625,000	5,625,000
$0.980	450,000	218,750
$1.000	2,050,000	1,800,000
$1.250	50,000	50,000
$1.650	100,000	100,000
	16,604,552	15,952,902

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at March 31, 2012 was approximately $3,926,200, based on a fair market value of $0.88 per share on March 31, 2012. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2011 was approximately $129,200, based on a fair market value of $0.50 per share on December 31, 2011.

Outstanding options and warrants to acquire 481,250 shares of the Company’s common stock had not vested at March 31, 2012. At March 31, 2012, warrants and options exercisable do not include warrants to acquire 170,400 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement (see Note 4).

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

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of March 31, 2012, no additional amounts were due pursuant to this agreement.

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

In addition to the above-described Chem-Master Agreement, the Company from time-to-time also enters into other agreements with Chem-Master for other services. During the three months ended March 31, 2012 and 2011, the Company paid Chem-Master $-0- and $4,825, respectively, for the costs of materials, labor and expenses related to such agreements.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $70,112 had been incurred through March 31, 2012. As of March 31, 2012, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of March 31, 2012, work orders for studies having a total estimated cost of $355,980 were in process under this agreement. As of March 31, 2012, the Company had paid $264,020 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of March 31, 2012, contracts with a total estimated cost of $62,000 were in process, of which $47,545 had been paid.

On December 8, 2011, the Company entered into an agreement with the University of Iowa to conduct certain studies for a total estimated cost of $78,413, of which $15,683 had been paid as of March 31, 2012.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2012 aggregating $429,316, of which $379,909 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2012. Amounts included in the 2012 column represent amounts due at March 31, 2012 for the remainder of the 2012 fiscal year ending December 31, 2012.

		Payments Due By Year
	Total	2012	2013 and Thereafter
CRADA	$25,000	$25,000	$—
Research and development contracts	237,599	237,599	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$429,316	$429,316	$—

9. Subsequent Events

On April 30, 2012, the Company submitted an IND application to the FDA to conduct a Phase I clinical trial of LB-100.

On May 3, 2012, the Company offered to all of its warrant holders an inducement to exercise early, by reducing the exercise price of currently outstanding warrants by 25%, if exercised on a cash basis by June 15, 2012. The exercise prices of the warrants before reduction range from $0.333 to $1.25 per share. If all of the warrant holders accept the Company’s offer, the Company would receive net proceeds of $6,126,232, and the Company would issue 13,454,552 shares of restricted common stock. The Company intends to keep this offer open until the earlier of receipt of $3,000,000 or June 15, 2012, subject to the Company’s right to extend the offer to June 30, 2012. The offer is subject to certain conditions.

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

Recent Developments

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 15, 2011, the PTO awarded a patent to the Company for a lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. On March 27, 2012, the PTO awarded a patent to the Company for its lead compound, LB-201, as well as for a number of structurally related compounds. Patent applications on these compounds and their use are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. Patent applications are pending on the use of LB-205 for this purpose.

On April 30, 2012, the Company submitted an IND application to the FDA to conduct a Phase I clinical trial of LB-100.

On May 3, 2012, the Company offered to all of its warrant holders an inducement to exercise early, by reducing the exercise price of currently outstanding warrants by 25%, if exercised on a cash basis by June 15, 2012. The exercise prices of the warrants before reduction range from $0.333 to $1.25 per share. If all of the warrant holders accept the Company’s offer, the Company would receive net proceeds of $6,126,232, and the Company would issue 13,454,552 shares of restricted common stock. The Company intends to keep this offer open until the earlier of receipt of $3,000,000 or June 15, 2012, subject to the Company’s right to extend the offer to June 30, 2012. The offer is subject to certain conditions.

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

At March 31, 2012, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

 The Company’s major focus in 2012 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. Large animal toxicology testing and documentation of the long-term stability of LB-100 in a formulation suitable for clinical use have been completed. The Company submitted an Investigational New Drug (IND) application to the FDA on April 30, 2012. The initial Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center.

At March 31, 2012, the Company requires additional funds to be able to conduct its planned 2012 operations, including funding a Phase I clinical trial of the Company’s LB-100 compound, continuing the Company’s two drug development programs currently in process, and continuing to expand the Company’s patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series. The Company estimates that a Phase I clinical trial of LB-100 will cost approximately $1,500,000 over a period of approximately 12 to 18 months. The Company is currently attempting to raise approximately $2,500,000 through a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties, to fund clinical studies and support ongoing operations.

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

Recent Accounting Pronouncements

 In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance was issued to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The Company adopted the ASU effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company’s fair value measurements or consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted the ASU effective January 1, 2012. Because this guidance impacts presentation only, it did not have any impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company's consolidated financial statements.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative expense and in research and development expense, as appropriate, in the condensed consolidated statement of operations.

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

Towards this objective, during the three months ended March 31, 2012, the Company requested that the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100 prepare an Investigational New Drug (“IND”) application for filing with the FDA. This task includes preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also establishes the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

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

Plans for 2012 and Thereafter

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and the LB-200 series contains compounds which have the potential to be the most effective of this class.

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 15, 2011, the PTO awarded a patent to the Company for a lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. On March 27, 2012, the PTO awarded a patent to the Company for its lead compound, LB-201, as well as for a number of structurally related compounds. Patent applications on these compounds and their use are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 early edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. Patent applications are pending on the use of LB-205 for this purpose.

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

The Company’s primary objective is to bring one lead compound of the LB-100 series to clinical trial. The Company has completed the pre-clinical studies needed to prepare an application to the United States Food and Drug Administration (“FDA”) to conduct a Phase I clinical trial of LB-100, and has completed the preparation of the IND application to carry out a Phase I clinical trial of LB-100. The Company submitted an IND application to the FDA on April 30, 2012. The FDA has 30 days to review the IND application and to respond. If the Company does not receive a response within the 30 day period, the IND application is considered approved, and the Company may begin the clinical trial. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable.

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The filing of the IND application with the FDA to begin Phase I clinical testing to determine the appropriate dosage and safety levels of LB-100 in human beings is such a milestone.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at March 31, 2012.

Three Months Ended March 31, 2012 and 2011

General and Administrative Costs.  For the three months ended March 31, 2012, general and administrative costs were $318,311, which consisted of the fair value of stock options issued to directors and consultants of $213,954, consulting and professional fees of $71,644, insurance expense of $6,375, officer’s salary and related costs of $16,977, stock transfer fees of $3,106, travel and entertainment costs of $2,587, and other operating costs of $3,668.

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

Research and Development Costs.  For the three months ended March 31, 2012, research and development costs were $273,552, which consisted of the vested portion of the fair value of stock options issued to a vendor of $-0-, patent costs of $38,162, third-party contractor costs of $229,140, and consulting fees to a related party of $6,250.

During the three months ended March 31, 2012, the Company requested that the CRO responsible for the clinical development of its lead compound, LB-100, prepare an IND application for filing with the FDA. Accordingly, third-party contractor costs for the three months ended March 31, 2012 of $229,140 included $54,187 to the CRO related to the IND application.

For the three months ended March 31, 2011, research and development costs were $261,446, which consisted of the vested portion of the fair value of stock options issued to a vendor of $982, patent costs of $139,144, third-party contractor costs of $115,070, and consulting fees to a related party of $6,250.

Interest Income.  For the three months ended March 31, 2012 and 2011, interest income was $5 and $47, respectively.

Net loss.  For the three months ended March 31, 2012, the Company incurred a net loss of $591,858, as compared to a net loss of $351,015 for the three months ended March 31, 2011.

Liquidity and Capital Resources – March 31, 2012

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

At March 31, 2012, the Company requires additional funds to be able to conduct its planned 2012 operations, including funding a Phase I clinical trial of the Company’s LB-100 compound, continuing the Company’s two drug development programs currently in process, and continuing to expand the Company’s patent portfolio and maintain its applications for international protection of lead compounds of both the LB-100 and LB-200 series. The Company estimates that a Phase I clinical trial of LB-100 will cost approximately $1,500,000 over a period of approximately 12 to 18 months. The Company is currently attempting to raise approximately $2,500,000 through a combination of debt or equity financings, and/or the sale, licensing or joint venturing of its intellectual properties, to fund clinical studies and support ongoing operations.

Operating Activities.  For the three months ended March 31, 2012, operating activities utilized cash of $248,963, as compared to utilizing cash of $76,213 for the three months ended March 31, 2011, to support the Company’s ongoing research and development activities.

At March 31, 2012, the Company had a working capital deficit of $265,550, as compared to working capital surplus of $79,021 at December 31, 2011, a decrease in working capital of $344,571 for the three months ended March 31, 2012. The decrease in working capital during the three months ended March 31, 2012 reflects a decrease in current assets and an increase in current liabilities as a result of the Company’s ongoing research and development activities. At March 31, 2012, the Company had cash and money market funds aggregating $149,800, as compared to $365,430 at December 31, 2011, a decrease of $215,630 for the three months ended March 31, 2012. The decrease in cash and money market funds during the three months ended March 31, 2012 reflects the Company’s ongoing research and development activities.

Investing Activities.  For the three months ended March 31, 2012, investing activities consisted of $269,995 being withdrawn from a money market fund. For the three months ended March 31, 2011, investing activities consisted of $47 being placed into a money market fund.

Financing Activities.  For the three months ended March 31, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options. There were no financing activities for the three months ended March 31, 2011.

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

Effective as of September 19, 2008, the Company entered into an agreement with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The agreement provided for an initial payment of $25,000 to NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The agreement also provides for the Company to pay specified royalties based on (i) net sales by the Company and its sub-licensees, (ii) the achievement of certain clinical benchmarks, and (iii) the granting of sublicenses. The Company paid the initial $25,000 obligation on November 10, 2008 and charged the amount to general and administrative costs during the year ended December 31, 2008. As of March 31, 2012, no additional amounts were due pursuant to this agreement.

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

In addition to the above-described Chem-Master Agreement, the Company from time-to-time also enters into other agreements with Chem-Master for other services. During the three months ended March 31, 2012 and 2011, the Company paid Chem-Master $-0- and $4,825, respectively, for the costs of materials, labor and expenses related to such agreements.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process at a total estimated cost of $105,064, of which $70,112 had been incurred through March 31, 2012. As of March 31, 2012, work was proceeding under this contract. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of March 31, 2012, work orders for studies having a total estimated cost of $355,980 were in process under this agreement. As of March 31, 2012, the Company had paid $264,020 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of March 31, 2012, contracts with a total estimated cost of $62,000 were in process, of which $47,545 had been paid.

On December 8, 2011, the Company entered into an agreement with the University of Iowa to conduct certain studies for a total estimated cost of $78,413, of which $15,683 had been paid as of March 31, 2012.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2012 aggregating $429,316, of which $379,909 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2012. Amounts included in the 2012 column represent amounts due at March 31, 2012 for the remainder of the 2012 fiscal year ending December 31, 2012.

		Payments Due By Year
	Total	2012	2013 and Thereafter
CRADA	$25,000	$25,000	$—
Research and development contracts	237,599	237,599	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—
Due to stockholder	92,717	92,717	—
Total	$429,316	$429,316	$—

Off-Balance Sheet Arrangements

At March 31, 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

On February 5, 2007, the Company entered into an agreement with Chem-Master International, Inc. (“Chem-Master”), a company co-owned by Francis Johnson, a consultant to the Company, pursuant to which the Company granted a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.333 per share, which was fully vested and non-forfeitable on the date of issuance. On February 4, 2012, Chem-Master exercised the option for a cash payment of $33,333.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

