Form 10-Q
period 2012-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2012-08-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the Company had 41,583,097 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2012 (Unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended June 30, 2012 and 2011, Six Months Ended June 30, 2012 and 2011, and Period from August 9, 2005 (Inception) to June 30, 2012 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) - August 9, 2005 (Inception) to June 30, 2012 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2012 and 2011, and Period from August 9, 2005 (Inception) to June 30, 2012 (Cumulative)
7
Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended June 30, 2012 and 2011, Six Months Ended June 30, 2012 and 2011, and Period from August 9, 2005 (Inception) to June 30, 2012 (Cumulative)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

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

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash	$2,176,664	$14,301
Money market funds	6,134	351,129
Advances on research and development contract services	46,140	28,983
Prepaid expenses and other current assets	25,729	35,354
Total current assets	2,254,667	429,767
Total assets	$2,254,667	$429,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,054	$109,341
Research and development contract liabilities	95,550	74,688
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	351,321	350,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 41,441,142 shares and 35,259,142 shares at June 30, 2012 and December 31, 2011, respectively	4,144	3,526
Additional paid-in capital	11,222,873	8,073,260
Deficit accumulated during the development stage	(9,323,671)	(7,997,765)
Total stockholders’ equity	1,903,346	79,021
Total liabilities and stockholders’ equity	$2,254,667	$429,767

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2012
	2012	2011	2012	2011	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative, including $100,670 and $40,528 of stock-based expense for the three months ended June 30, 2012 and 2011, respectively, $314,624 and $40,528 of stock-based expense for the six months ended June 30, 2012 and 2011, respectively, and $2,772,045 of stock-based expense for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative)	182,762	123,581	501,073	213,197	4,640,399
Depreciation	—	—	—	—	1,909
Research and development, including $-0- and $-0- of stock-based expense for the three months ended June 30, 2012 and 2011, respectively, $-0- and $982 of stock-based expense for the six months ended June 30, 2012 and 2011, respectively, and $465,034 of stock-based expense for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative), respectively.	217,263	224,208	490,815	485,654	4,048,464
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	400,025	347,789	991,888	698,851	8,740,772
Loss from operations	(400,025)	(347,789)	(991,888)	(698,851)	(8,740,772)
Interest income	1	37	6	83	27,433
Interest expense	—	—	—	—	(2,469)
Fair value of warrant extension	—	—	—	—	(199,839)
Fair value of warrant discount	(334,024)		(334,024)		(334,024)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(734,048)	$(347,752)	$(1,325,906)	$(698,768)	$(9,323,671)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average common shares outstanding – basic and diluted	37,424,329	35,079,178	36,372,505	35,078,183

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to June 30, 2012

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation expense	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation expense	250,000	25	—	890,669	—	890,694
Stock-based research and development expense	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation expense	—	—	—	357,987	—	357,987
Stock-based research and development expense	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation expense	150,000	15	—	745,965	—	745,980
Stock-based research and development expense	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	$3,050	$1,200,000	$5,147,583	$(5,049,551)	$1,301,082

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to June 30, 2012

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	100,000	10	—	33,323	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	314,624	—	314,624
Fair value of warrant discount	—	—		334,024	—	334,024
Net loss	—	—	—	—	(1,325,906)	(1,325,906
Balance, June 30, 2012 (Unaudited)	41,441,142	$4,144	$—	$11,222,873	$(9,323,671)	$1,903,346

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2012
	2012	2011	(Cumulative)

Cash flows from operating activities:
Net loss	$(1,325,906)	$(698,768)	$(9,323,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based expenses included in general and administrative	314,624	40,528	2,772,045
Stock-based expenses included in research and development	—	982	465,034
Fair value of warrant extension	—	—	199,839
Fair value of warrant discount	334,024	—	334,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	—	50,000	—
Grant receivable	—	116,485	—
Advances on research and development contract services	(17,157)	(53,256)	(46,140)
Prepaid expenses and other current assets	9,625	12,251	(25,729)
Increase (decrease) in -
Accounts payable and accrued expenses	(20,287)	52,454	89,054
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	20,862	89,550	95,550
Net cash used in operating activities	(684,215)	(389,774)	(5,364,085)

Cash flows from investing activities:
(Increase) decrease in money market funds	344,995	299,917	(6,134)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	344,995	299,917	(8,043)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,333	5,000	38,333
Proceeds from exercise of warrants	2,468,250	—	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	2,501,583	5,000	7,548,792

Cash:
Net increase (decrease)	2,162,363	(84,857)	2,176,664
Balance at beginning of period	14,301	119,091	—
Balance at end of period	$2,176,664	$34,234	$2,176,664

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$—	$84,207	$84,207

See accompanying notes to condensed consolidated financial statements.

 LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Six Months Ended June 30, 2012 and 2011, and

Period from August 9, 2005 (Inception) to June 30, 2012 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (hereinafter referred to collectively as the “Company”, unless the context indicates otherwise) at June 30, 2012, for the three months and six months ended June 30, 2012 and 2011, and for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2012, the results of its operations for the three months and six months ended June 30, 2012 and 2011, and for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative), and its cash flows for the six months ended June 30, 2012 and 2011, and for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements.

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

For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte. The stockholders’ equity section of SRKP was retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred.

The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

The Company’s common stock is presently traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Operating Plans

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases in which errors in normal cellular processing lead to loss of functions important to normal cell function, such as Gaucher’s disease). This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit from treatment with the Company’s products. The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because the LB-100 compounds have been shown to potentiate the activity of several different types of standard anti-cancer drugs, the scope of potential targets for therapy of cancers with LB-100 and a second drug has been expanded to include breast cancer, melanoma and sarcomas.

The second class of drugs under development by the Company, referred to as LB-200, is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have an HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease).

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. Towards this objective, by early 2012, the Company had completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase I clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase II clinical trial of common cancers, a key goal of the initial portion of the Phase I clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,500,000.

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The allowance of the IND application by the FDA to begin a Phase I clinical trial is a milestone in the Company’s goal of developing a successful product platform.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At June 30, 2012, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2012 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. Large animal toxicology testing and documentation of the long-term stability of LB-100 in a formulation suitable for clinical use have been completed. The Company submitted an IND application to the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,500,000.

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least September 30, 2013, and that during this period the Company will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I clinical trial of LB-100. After completion of the Phase I clinical trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. The Company believes that it currently has sufficient funds to initiate the Phase I clinical trial of LB-100 and to continue to fund its operating plans through at least September 30, 2013. In the fourth quarter of 2013, it is likely that the Company be required to raise additional funds to continue its programs. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $88,810 and $95,126 for the three months ended June 30, 2012 and 2011, respectively, $126,972 and $234,271 for the six months ended June 30, 2012 and 2011, respectively, and $1,299,585 for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

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

Royalties

Pursuant to a Patent License Agreement with the NIH that provides the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA, various categories of royalties at various rates and amounts are payable, including minimum annual royalties (subject to an offset for royalties from net sales), royalties on net sales, royalties based on the achievement of certain benchmarks, and royalties based on granting sublicense agreements, with respect to joint patents. Such royalties are accrued and paid when they become legal obligations, and are charged to general and administrative costs.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2012, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

At June 30, 2012 and 2011, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2012	2011

Warrants	7,372,552	13,454,552
Stock options	3,150,000	3,350,000
Total	10,522,552	16,804,552

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

4. Share Exchange Agreement, Private Placements and Common Stock Warrants

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At June 30, 2012, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

If and when the aforementioned stock warrants are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

Common Stock Warrants

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

On June 30, 2011, WestPark Capital, Inc. exercised warrants to acquire 152,874 shares of common stock, obtained in connection with its role as placement agent for the June 30, 2006 private placement, on a cashless basis. Such cashless exercise resulted in WestPark Capital, Inc. receiving a net of 100,929 shares of common stock.

On July 27, 2011, the Company agreed to extend warrants to acquire the remaining portion of the warrants obtained in connection with its role as placement agent for the June 30, 2006 private placement, consisting of warrants to acquire 273,752 shares of common stock, from July 27, 2011 to July 27, 2012. In conjunction with the extension of these warrants, the cashless exercise feature was deleted. The fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $199,839 ($0.73 per share), and was charged to operations on July 27, 2011. The fair value of the warrant extension was calculated using the following input variables: stock price - $0.79 per share; exercise price - $0.333 per share; expected life - 1 year; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 0.14%.

 On July 16, 2012, the Company’s Board of Directors agreed to permit the exercise of the above described warrants to acquire 273,752 shares of common stock of the Company on a cashless basis, provided that the cashless exercise price was increased by 20%, from $0.333 to $0.3996 per share. Accordingly, on July 16, 2012, warrants to acquire 273,752 shares of common stock, issued in connection with WestPark Capital, Inc.’s role as placement agent for the June 30, 2006 private placement, were exercised on a cashless basis. Such cashless exercise resulted in the net issuance of 141,955 shares of common stock (see Note 9).

On May 3, 2012, the Company offered to all of its warrant holders an inducement to exercise early, by reducing the exercise price of currently outstanding warrants by 25%, if exercised on a cash basis by June 15, 2012. The exercise prices of the warrants before reduction ranged from $0.333 to $1.25 per share, and the offer was open until the sooner of receiving $3,000,000 in net proceeds, or June 15, 2012, subject to the Company’s right to extend the offer to June 30, 2012. The offer was subject to certain conditions. As a result of the discount warrant offer, warrants to acquire 6,082,000 shares of the Company’s common stock were exercised at discounts ranging from $0.125 to $0.188 per share, which generated aggregate net proceeds to the Company of $2,468,250. The aggregate fair value of the warrant discounts, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $334,024 (an average of $0.05 per share issued), and was charged to operations during the three months and six months ended June 30, 2012. The fair value of the warrant discounts attributed to the exercise of 5,082,000 warrants was calculated using the following input variables: stock price on date of exercise - $0.69 to $0.84 per share; stated exercise price – $0.50; discounted exercise price – $0.375 per share; expected life – 157 days to 661 days; expected volatility – 150.1%; expected dividend yield - 0%; risk-free interest rate – 0.24%. The fair value of the warrant discounts attributed to the exercise of 1,000,000 warrants was calculated using the following input variables: stock price on date of exercise - $0.69 per share; stated exercise price – $0.75; discounted exercise price – $0.563 per share; expected life – 157 days; expected volatility – 150.1%; expected dividend yield - 0%; risk-free interest rate – 0.24%.

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2010	13,607,426	$0.625
Issued	—	—
Exercised	(152,874)	0.333
Expired	—	—
Warrants outstanding at December 31, 2011	13,454,552	0.607
Issued	—	—
Exercised	(6,082,000)	0.541
Expired	—	—
Warrants outstanding at June 30, 2012	7,372,552	$0.729	0.81

Warrants exercisable at December 31, 2011	13,284,152	$0.608
Warrants exercisable at June 30, 2012	7,203,592	$0.665	0.79

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2012:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	273,752	273,752
$0.500	2,253,800	2,084,840
$0.650	120,000	120,000
$0.750	4,625,000	4,625,000
$1.000	50,000	50,000
$1.250	50,000	50,000
	7,372,552	7,203,592

The intrinsic value of exercisable but unexercised in-the-money stock warrants at June 30, 2012 was approximately $1,215,700, based on a fair market value of $0.83 per share on June 30, 2012. The intrinsic value of exercisable but unexercised in-the-money stock warrants at December 31, 2011 was approximately $45,700, based on a fair market value of $0.50 per share on December 31, 2011.

At June 30, 2012, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement.

5. Money Market Funds — Fair Value

Money market funds at June 30, 2012 consisted of an investment in shares of the AA Sweep Class of Morgan Stanley New York Municipal Money Market Trust with a market value of $6,134. The stated purpose of this money market fund is to provide as high a level of daily income exempt from federal and New York tax as is consistent with stability of principal and liquidity.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at June 30, 2012 and December 31, 2011.

	Total	Level 1	Level 2	Level 3

June 30, 2012:
Money market funds	$6,134	$6,134	$—	$—

December 31, 2011:
Money market funds	$351,129	$351,129	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At June 30, 2012 and December 31, 2011, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011.  In connection therewith, Dr. Kovach was paid a salary of $15,000 and $15,000 for the three months ended June 30, 2012 and 2011, $30,000 and $17,500 for the six months ended June 30, 2012 and 2011, respectively, and $77,500 for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative).

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement was for the period May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees paid pursuant to these agreements were $3,125 and $6,250 for the three months ended June 30, 2012 and 2011, respectively, $9,375 and $12,500 for the six months ended June 30, 2012 and 2011, respectively, and $52,083 for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees for services paid to Theradex were $73,743 and $-0- for the three months ended June 30, 2012 and 2011, respectively, $127,930 and $-0- for the six months ended June 30, 2012 and 2011, respectively, and $143,855 for the period from August 9, 2005 (inception) to June 30, 2012 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

Share-based compensation involving members of the Company’s Board of Directors are described at Note 7.

7. Stock-Based Compensation

The Company grants stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

The fair value of each option awarded is estimated on the date of grant and subsequent measurement dates using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected life of the options is the average of the vesting term and the full contractual term of the options.

There were no new transactions during the six months ended June 30, 2012 that required an assessment of value pursuant to the Black-Scholes option-pricing model. For the purpose of assessing value for transactions requiring re-evaluation at June 30, 2012, that were entered into in prior periods, the Black-Scholes option-pricing model has utilized the following inputs for the six months ended June 30, 2012: exercise price per share - $0.98 - $1.00; stock price per share – $0.83; expected dividend yield – 0.00%; expected volatility – 150.1%; average risk-free interest rate – 0.62%; expected life – 4 to 4.26 years.

New transactions during the six months ended June 30, 2011 that required an assessment of value pursuant to the Black-Scholes option-pricing has utilized the following input: exercise price per share - $0.98; stock price per share – $0.98; expected dividend yield – 0.00%; expected volatility – 308.8%; average risk-free interest rate – 1.58%; expected life – 6.76 years. There were no transactions requiring re-evaluation during the six months ended June 30, 2011.

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months and six months ended June 30, 2012, the Company recorded charges to operations of $24,399 and $48,798, respectively, with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months and six months ended June 30, 2012, the Company recorded charges to operations of $1,222 and $11,482, respectively, with respect to these options.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The restricted common stock issued, which was valued at $75,000, was charged to operations as research and development costs on January 29, 2008. The initial fair value of the option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $96,000 ($0.48 per share) and was charged to operations during the period from February 1, 2008 through February 1, 2011. On August 1, 2011, the option to acquire 100,000 shares of common stock that vested on August 1, 2009 expired unexercised. During the three months and six months ended June 30, 2011, the Company recorded a charges to operations of $-0- and $982, respectively, with respect to these options.

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

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and is being charged to operations ratably from October 5, 2011 through October 4, 2012. During the three months and six months ended June 30, 2012, the Company recorded charges to operations of $50,740 and $205,726, respectively, with respect to these options.

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

Effective May 1, 2011, Dr. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vested as to 25,000 shares on May 1, 2011, and a further 25,000 shares vest on the first day of each subsequent quarter until all of the shares are vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months ended June 30, 2012 and 2011, the Company recorded charges to operations of $24,309 and $40,528, respectively, with respect to these options. During the six months ended June 30, 2012 and 2011, the Company recorded charges to operations of $48,618 and $40,528, respectively, with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2010	3,540,000	$0.794
Granted	950,000	0.991
Exercised	(115,015)	0.333
Expired	(1,124,985)	0.747
Options outstanding at December 31, 2011	3,250,000	0.884
Granted	—	—
Exercised	(100,000)	0.333
Expired	—	—
Options outstanding at June 30, 2012	3,150,000	$0.901	2.24

Options exercisable at December 31, 2011	2,587,500	$0.856
Options exercisable at June 30, 2012	2,843,750	$0.892	2.00

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $268,000 at June 30, 2012, which is being recognized subsequent to June 30, 2012 over a weighted-average period of approximately eight months.

The exercise prices of common stock options outstanding and exercisable are as follows at June 30, 2012:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	400,000	400,000
$0.500	200,000	200,000
$0.980	450,000	268,750
$1.000	2,000,000	1,875,000
$1.650	100,000	100,000
	3,150,000	2,843,750

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2012 was approximately $264,800, based on a fair market value of $0.83 per share on June 30, 2012. The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2011 was approximately $83,500, based on a fair market value of $0.50 per share on December 31, 2011.

Outstanding options to acquire 306,250 shares of the Company’s common stock had not vested at June 30, 2012.

8. Commitments and Contingencies

Cooperative Research and Development Agreement (CRADA)

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA was for a term of 74 months from the effective date and can be unilaterally terminated by either party by providing written notice within 60 days. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was paid on May 1, 2012. An extension of the CRADA through December 31, 2012 is currently under review by the NIH.

Patent License Agreement

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of June 30, 2012, no amounts were due pursuant to the PLA. The Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning January 1, 2013 and each year thereafter.

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

In addition to the above-described Chem-Master Agreement, the Company from time-to-time also enters into other agreements with Chem-Master for other services. During the three months ended June 30, 2012 and 2011, the Company paid Chem-Master $-0- and $1,500, respectively, for the costs of materials, labor and expenses related to such agreements. During the six months ended June 30, 2012 and 2011, payments to Chem-Master amounted to $-0- and $6,325, respectively.

At various times, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of June 30, 2012, contracts with a total estimated cost of $23,840, of which $14,304 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of June 30, 2012, work orders for studies having a total estimated cost of $160,740 were in process under this agreement. As of June 30, 2012, the Company had paid $93,090 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of June 30, 2012, contracts with a total estimated cost of $62,000 were in process, of which $53,240 had been paid.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2012 aggregating $385,163, of which $243,903 is included in current liabilities in the condensed consolidated balance sheet at June 30, 2012. Amounts included in the 2012 column represent amounts due at June 30, 2012 for the remainder of the 2012 fiscal year ending December 31, 2012.

		Payments Due By Year
	Total	2012	2013	2014	2015	2016
Research and development contracts	$85,946	$85,946	$—	$—	$—	$—
Patent License Agreement	120,000	—	30,000	30,000	30,000	30,000
Advisory agreement	12,500	12,500	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$385,163	$265,163	$30,000	$30,000	$30,000	$30,000

9. Subsequent Events

On July 16, 2012, the Company’s Board of Directors agreed to permit the exercise of warrants to acquire 273,752 shares of common stock of the Company on a cashless basis, provided that the cashless exercise price was increased by 20%, from $0.333 to $0.3996 per share. Prior to July 27, 2011, these warrants contained such cashless exercise feature, but that feature had been deleted at that time in connection with the extension of the warrants expiration date to July 27, 2012. Accordingly, on July 16, 2012, warrants to acquire 273,752 shares of common stock, issued in connection with WestPark Capital, Inc.’s role as placement agent for the June 30, 2006 private placement, were exercised on a cashless basis. Such cashless exercise resulted in the net issuance of 141,955 shares of common stock (see Note 4).

On July 24, 2012, the FDA notified the Company that its IND application to conduct a Phase I clinical trial of LB-100, which had been submitted on April 30, 2012, had been allowed.

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

For financial reporting purposes, Lixte was considered the accounting acquirer in the merger and the merger was accounted for as a reverse merger. Accordingly, the historical financial statements presented herein are those of Lixte. The stockholders’ equity section of SRKP was retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred.

The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

The Company’s common stock is presently traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Recent Developments

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012.

On July 24, 2012, the FDA notified the Company that its IND application to conduct a Phase I clinical trial of LB-100, which had been submitted on April 30, 2012, had been allowed.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At June 30, 2012, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2012 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. Large animal toxicology testing and documentation of the long-term stability of LB-100 in a formulation suitable for clinical use have been completed. The Company submitted an IND application to the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,500,000.

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least September 30, 2013, and that during this period the Company will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I clinical trial of LB-100. After completion of the Phase I clinical trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. The Company believes it currently has sufficient funds to initiate the Phase I clinical trial of LB-100 and to continue to fund its operating plans through at least September 30, 2013. In the fourth quarter of 2013, it is likely that the Company will be required to raise additional funds to continue its programs. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates.

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

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs and in research and development costs, as appropriate, in the condensed consolidated statement of operations.

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

The research on brain tumors is proceeding in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006, as amended. The research at NINDS continues to be led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the processes required to gain allowance from the Food and Drug Administration (“FDA”) for clinical trials. The Company is currently in negotiations with the NIH to extend the CRADA through December 31, 2012.

During 2009, the Company signed material transfer agreements with academic investigators at major cancer centers in the United States, as well as with one investigator in China with a unique animal model of a sarcoma, to expand molecular and applied studies of the anti-cancer activity of the Company’s compounds.  The Company retained the right to all discoveries made in these studies.

The Company’s immediate focus has been to obtain allowance from the FDA to carry a lead compound of the LB-100 series into a Phase I clinical trial. The Company believes the potent activity of these drugs in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children merits bringing this treatment to patients as rapidly as possible. In addition, the demonstration of clinical benefit would be very important to potential investors and to large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug portfolios.

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

Plans for 2012 and Thereafter

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases in which errors in normal cellular processing lead to loss of functions important to normal cell function, such as Gaucher’s disease). This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit from treatment with the Company’s products. The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature characterizing the molecular variants, which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases. .

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Because the LB-100 compounds have been shown to potentiate the activity of several different types of standard anti-cancer drugs, the scope of potential targets for therapy of cancers with LB-100 and a second drug has been expanded to include breast cancer, melanoma and sarcomas.

The second class of drugs under development by the Company, referred to as LB-200, is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have an HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease).

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. Towards this objective, by early 2012, the Company had completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase I clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase II clinical trial of common cancers, a key goal of the initial portion of the Phase I clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,500,000.

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The allowance of the IND application by the FDA to begin a Phase I clinical trial is a milestone in the Company’s goal of developing a successful product platform.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at June 30, 2012.

Three Months Ended June 30, 2012 and 2011

General and Administrative.  For the three months ended June 30, 2012, general and administrative costs were $182,762, which consisted of the fair value of stock options issued to directors and consultants of $100,670, consulting and professional fees of $44,513, insurance expense of $6,375, officer’s salary and related costs of $16,648, stock transfer fees of $3,227, travel and entertainment costs of $1,386, and other operating costs of $9,943.

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

Research and Development.  For the three months ended June 30, 2012, research and development costs were $217,263, which consisted of the vested portion of the fair value of stock options issued to a vendor of $-0-, patent costs of $88,810, third-party contractor costs of $125,328, and consulting fees to a related party of $3,125.

 On April 30, 2012, the Company submitted an IND application to the FDA. In connection therewith, the Company engaged that the CRO responsible for the clinical development of its lead compound, LB-100, to prepare the IND application for filing with the FDA. Accordingly, third-party contractor costs for the three months ended June 30, 2012 included $70,866 to the CRO related to the IND application.

For the three months ended June 30, 2011, research and development costs were $224,208, which consisted of the vested portion of the fair value of stock options issued to a vendor of $-0-, patent costs of $95,126, third-party contractor costs of $122,832, and consulting fees to a related party of $6,250.

Interest Income.  For the three months ended June 30, 2012 and 2011, interest income was $1 and $37, respectively.

Fair Value of Warrant Discount. During the three months ended June 30, 2012, the Company incurred an expense of $334,024, which represented the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,082,000 shares of the Company’s common stock. The discounts ranged from $0.125 to $0.188 per share, and generated net proceeds to the Company of $2,468,250.

 Net Loss.  For the three months ended June 30, 2012, the Company incurred a net loss of $734,048, as compared to a net loss of $347,752 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

General and Administrative.  For the six months ended June 30, 2012, general and administrative costs were $501,073, which consisted of the fair value of stock options issued to directors and consultants of $314,624, consulting and professional fees of $116,156, insurance expense of $12,750, officer’s salary and related costs of $33,625, stock transfer fees of $6,333, travel and entertainment costs of $3,973, and other operating costs of $13,612.

For the six months ended June 30, 2011, general and administrative costs were $213,197, which consisted of the fair value of stock options issued to directors and consultants of $40,528, consulting and professional fees of $110,495, insurance expense of $12,250, officer’s salary and related costs of $20,034, stock transfer fees of $5,173, travel and entertainment costs of $13,527, and other operating costs of $11,190.

Beginning March 15, 2011, Dr. Kovach reduced his academic commitment to 60% from 80% in order to devote more time to managing the development of the Company’s compounds. Dr. Kovach began receiving compensation of $5,000 per month from the Company at that time.

Research and Development.  For the six months ended June 30, 2012, research and development costs were $490,815, which consisted of the vested portion of the fair value of stock options issued to a vendor of $-0-, patent costs of $126,972, third-party contractor costs of $354,468, and consulting fees to a related party of $9,375.

 On April 30, 2012, the Company submitted an IND application to the FDA. In connection therewith, the Company engaged the CRO responsible for the clinical development of its lead compound, LB-100, to prepare the IND application for filing with the FDA. Accordingly, third-party contractor costs for the six months ended June 30, 2012 included $125,053 to the CRO related to the IND application.

For the six months ended June 30, 2011, research and development costs were $485,654, which consisted of the vested portion of the fair value of stock options issued to a vendor of $982, patent costs of $234,270, third-party contractor costs of $237,902, and consulting fees to a related party of $12,500.

Interest Income.  For the six months ended June 30, 2012 and 2011, interest income was $6 and $83, respectively.

Fair Value of Warrant Discount. During the six months ended June 30, 2012, the Company incurred an expense of $334,024, which represented the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,082,000 shares of the Company’s common stock. The discounts ranged from $0.125 to $0.188 per share, and generated net proceeds to the Company of $2,468,250.

 Net Loss.  For the six months ended June 30, 2012, the Company incurred a net loss of $1,325,906, as compared to a net loss of $698,768 for the six months ended June 30, 2011.

 Liquidity and Capital Resources – June 30, 2012

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

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least September 30, 2013, and that during this period it will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

Operating Activities.  For the six months ended June 30, 2012, operating activities utilized cash of $684,215, as compared to utilizing cash of $389,774 for the six months ended June 30, 2011, to support the Company’s ongoing research and development activities.

At June 30, 2012, the Company had a working capital surplus of $1,903,346, as compared to working capital surplus of $79,021 at December 31, 2011, an increase in working capital of $1,824,325 for the six months ended June 30, 2012. At June 30, 2012, the Company had cash and money market funds aggregating $2,182,798, as compared to $365,430 at December 31, 2011, an increase of $1,817,368 for the six months ended June 30, 2012. The increase in working capital and cash during the six months ended June 30, 2012 was the result of the cash generated as a result of the Company’s offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants.

Investing Activities.  For the six months ended June 30, 2012, investing activities consisted of $344,995 being withdrawn from a money market fund. For the six months ended June 30, 2011, investing activities consisted of $299,917 being withdrawn from a money market fund.

Financing Activities.  For the six months ended June 30, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options and net proceeds of $2,468,250 resulting from the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants. For the six months ended June 30, 2011, financing activities consisted of $5,000 of proceeds from the exercise of stock options.

Principal Commitments

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA was for a term of 74 months from the effective date and can be unilaterally terminated by either party by providing written notice within 60 days. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that the NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was paid on May 1, 2012. An extension of the CRADA through December 31, 2012 is currently under review by the NIH.

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of June 30, 2012, no amounts were due pursuant to the PLA. The Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning January 1, 2013 and each year thereafter.

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

In addition to the above-described Chem-Master Agreement, the Company from time-to-time also enters into other agreements with Chem-Master for other services. During the three months ended June 30, 2012 and 2011, the Company paid Chem-Master $-0- and $1,500, respectively, for the costs of materials, labor and expenses related to such agreements. During the six months ended June 30, 2012 and 2011, payments to Chem-Master amounted to $-0- and $6,325, respectively.

At various times, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of June 30, 2012, contracts with a total estimated cost of $23,840, of which $14,304 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On January 7, 2011, the Company entered into a Master Laboratory Services Agreement with WIL Research Laboratories, LLC for a series of studies. As of June 30, 2012, work orders for studies having a total estimated cost of $160,740 were in process under this agreement. As of June 30, 2012, the Company had paid $93,090 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of June 30, 2012, contracts with a total estimated cost of $62,000 were in process, of which $53,240 had been paid.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2012 aggregating $385,163, of which $243,903 is included in current liabilities in the condensed consolidated balance sheet at June 30, 2012. Amounts included in the 2012 column represent amounts due at June 30, 2012 for the remainder of the 2012 fiscal year ending December 31, 2012.

		Payments Due By Year
	Total	2012	2013	2014	2015	2016
Research and development contracts	$85,946	$85,946	$—	$—	$—	$—
Patent License Agreement	120,000	—	30,000	30,000	30,000	30,000
Advisory agreement	12,500	12,500	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$385,163	$265,163	$30,000	$30,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At June 30, 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2012, the Company offered to all of its warrant holders an inducement to exercise early, by reducing the exercise price of currently outstanding warrants by 25%, if exercised on a cash basis by June 15, 2012. The exercise prices of the warrants before reduction ranged from $0.333 to $1.25 per share and the offer was open until the sooner of receiving $3,000,000 in net proceeds, or June 15, 2012, subject to the Company’s right to extend the offer to June 30, 2012. The offer was subject to certain conditions. As a result of the discount warrant offer, warrants to acquire 6,082,000 shares of the Company’s common stock were exercised at discounts ranging from $0.125 to $0.188 per share, which generated net proceeds to the Company of $2,468,250.

On July 16, 2012, the Company’s Board of Directors agreed to permit the exercise of warrants to acquire 273,752 shares of common stock of the Company on a cashless basis, provided that the cashless exercise price was increased by 20% from $0.333 to $0.3996 per share. Prior to July 27, 2011, these warrants contained such cashless exercise feature, however, that feature had been deleted at that time in connection with the extension of the warrants expiration date to July 27, 2012. Accordingly, on July 16, 2012, warrants to acquire 273,752 shares of common stock, issued in connection with WestPark Capital, Inc.’s role as placement agent for the June 30, 2006 private placement, were exercised on a cashless basis. Such cashless exercise resulted in the net issuance of 141,955 shares of common stock.

The securities referred to above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

