Form 10-Q
period 2012-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2012-11-13
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the Company had 41,583,097 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2012 (Unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended September 30, 2012 and 2011, Nine Months Ended September 30, 2012 and 2011, and Period from August 9, 2005 (Inception) to September 30, 2012 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) - August 9, 2005 (Inception) to September 30, 2012 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2012 and 2011, and Period from August 9, 2005 (Inception) to September 30, 2012 (Cumulative)	8

Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended September 30, 2012 and 2011, Nine Months Ended September 30, 2012 and 2011, and Period from August 9, 2005 (Inception) to September 30, 2012 (Cumulative)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

SIGNATURES	39

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

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash	$1,880,776	$14,301
Money market funds	6,134	351,129
Advances on research and development contract services	33,770	28,983
Prepaid expenses and other current assets	40,905	35,354
Total current assets	1,961,585	429,767
Total assets	$1,961,585	$429,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,702	$109,341
Research and development contract liabilities	13,052	74,688
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	246,471	350,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 41,583,097 shares and 35,259,142 shares at September 30, 2012 and December 31, 2011, respectively	4,158	3,526
Additional paid-in capital	13,012,387	8,073,260
Deficit accumulated during the development stage	(11,301,431)	(7,997,765)
Total stockholders’ equity	1,715,114	79,021
Total liabilities and stockholders’ equity	$1,961,585	$429,767

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2012
	2012	2011	2012	2011	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative, including $356,486 and $53,329 of stock-based expense for the three months ended September 30, 2012 and 2011, respectively, $671,110 and $93,857 of stock-based expense for the nine months ended September 30, 2012 and 2011, respectively, and $3,128,531 of stock-based expense for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative)	444,499	134,852	945,572	348,050	5,084,898
Depreciation	—	—	—	—	1,909
Research and development, including $293,450 and $-0- of stock-based expense for the three months ended September 30, 2012 and 2011, respectively, $293,450 and $982 of stock-based expense for the nine months ended September 30, 2012 and 2011, respectively, and $758,484 of stock-based expense for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative)	393,670	364,389	884,485	850,043	4,442,134
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	838,169	499,241	1,830,057	1,198,093	9,578,941
Loss from operations	(838,169)	(499,241)	(1,830,057)	(1,198,093)	(9,578,941)
Interest income	1	27	7	111	27,434
Interest expense	—	—	—	—	(2,469)
Fair value of warrant extensions	(1,139,592)	(199,839)	(1,139,592)	(199,839)	(1,339,431)
Fair value of warrant discount	—	—	(334,024)	—	(334,024)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(1,977,760)	$(699,053)	$(3,303,666)	$(1,397,821)	$(11,301,431)
Net loss per common share - basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.04)
Weighted average common shares outstanding – basic and diluted	41,558,409	35,259,142	38,113,757	35,139,166

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to September 30, 2012

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

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to September 30, 2012

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	241,955	24	—	33,309	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	671,110	—	671,110
Stock-based research and development expense	—	—	—	293,450	—	293,450
Fair value of warrant discount	—	—		334,024	—	334,024
Fair value of warrant extensions	—	—	—	1,139,592	—	1,139,592
Net loss	—	—	—	—	(3,303,666)	(3,303,666)
Balance, September 30, 2012 (Unaudited)	41,583,097	$4,158	$—	$13,012,387	$(11,301,431)	$1,715,114

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2012
	2012	2011	(Cumulative)

Cash flows from operating activities:
Net loss	$(3,303,666)	$(1,397,821)	$(11,301,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based expenses included in general and administrative	671,110	93,857	3,128,531
Stock-based expenses included in research and development	293,450	982	758,484
Fair value of warrant extensions	1,139,592	199,839	1,339,431
Fair value of warrant discount	334,024	—	334,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	—	50,000	—
Grant receivable	—	116,485	—
Advances on research and development contract services	(4,787)	(23,862)	(33,770)
Prepaid expenses and other current assets	(5,551)	(833)	(40,905)
Increase (decrease) in -
Accounts payable and accrued expenses	(42,639)	52,762	66,702
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	(61,636)	114,568	13,052
Net cash used in operating activities	(980,103)	(794,023)	(5,659,973)

Cash flows from investing activities:
(Increase) decrease in money market funds	344,995	799,891	(6,134)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	344,995	799,891	(8,043)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,333	5,000	38,333
Proceeds from exercise of warrants	2,468,250	—	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	2,501,583	5,000	7,548,792

Cash:
Net increase	1,866,475	10,868	1,880,776
Balance at beginning of period	14,301	119,091	—
Balance at end of period	$1,880,776	$129,959	$1,880,776

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$109,391	$84,207	$193,598

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

 AND SUBSIDIARY

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2012 and 2011, and

Period from August 9, 2005 (Inception) to September 30, 2012 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (hereinafter referred to collectively as the “Company”, unless the context indicates otherwise) at September 30, 2012, for the three months and nine months ended September 30, 2012 and 2011, and for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2012, the results of its operations for the three months and nine months ended September 30, 2012 and 2011, and for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative), and its cash flows for the nine months ended September 30, 2012 and 2011, and for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. Because the LB-100 compounds have been shown to potentiate the activity of several different types of standard anti-cancer drugs, the scope of potential targets for therapy of cancers with LB-100 and a second drug has been expanded to include breast cancer, melanoma and sarcomas.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In early 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase I clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase II clinical trial of common cancers, a key goal of the initial portion of the Phase I clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,900,000.

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

At September 30, 2012, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2012 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. The Company submitted an IND application to the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,900,000.

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least December 31, 2013, and that during this period the Company will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I clinical trial of LB-100. After completion of the Phase I clinical trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. The Company believes that it currently has sufficient funds to initiate the Phase I clinical trial of LB-100 and to continue to fund its operating plans through at least December 31, 2013. Accordingly, it is likely that the Company will be required to raise additional funds to continue its programs sometime during late 2013 or early 2014. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $54,858 and $69,892 for the three months ended September 30, 2012 and 2011, respectively, $181,830 and $304,163 for the nine months ended September 30, 2012 and 2011, respectively, and $1,354,443 for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2012, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At September 30, 2012 and 2011, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2012	2011

Warrants	6,948,800	13,454,552
Stock options	3,750,000	2,750,000
Total	10,698,800	16,204,552

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The guidance is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At September 30, 2012, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

In conjunction with the closings of the third private placement of common stock units during the year ended December 31, 2009, the Company issued a total of 340,800 five-year warrants to WestPark Capital, Inc., which are exercisable at the per unit price of the common stock units sold in the third private placement ($0.50 per unit). Included in the 340,800 warrants issued to WestPark Capital, Inc. are 170,400 warrants which are only exercisable with respect to common shares that are acquired by investors upon their exercise of the warrants acquired as part of the units sold in the third private placement. The warrants issued to WestPark Capital, Inc. do not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts. The warrants had no accounting impact on the Company’s consolidated financial statements. On May 10, 2012, warrants to purchase 1,440 shares of common stock were exercised.

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

Common Stock Warrants

On July 27, 2009, the Company entered into an agreement with Pro-Active Capital Group, LLC (“Pro-Active”) to retain Pro-Active on a non-exclusive basis for a period of twelve months to provide consulting advice to assist the Company in obtaining research coverage, gaining web-site exposure and coverage on financial blogs and web-sites, enhancing the Company’s visibility to the institutional, retail brokerage and on-line trading communities, and organizing, or assisting in organizing, investor road-shows and presentations. In exchange for such consulting advice, at the initiation of the agreement, the Company agreed to issue to Pro-Active 150,000 shares of restricted common stock and three-year warrants to purchase an aggregate of 150,000 shares of common stock, exercisable 50,000 at $0.75 per share, 50,000 at $1.00 per share, and 50,000 at $1.25 per share. The fair value of the 150,000 shares issued was determined to be $100,500 ($0.67 per share), reflecting the price per share of the Company’s common stock, as quoted on the OTC Bulletin Board, on the transaction date. The fair value of the three-year warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $97,500 ($0.65 per share). The $198,000 aggregate fair value of the shares and warrants issued was charged to operations as stock-based compensation on July 27, 2009, since the shares and warrants were fully vested and non-forfeitable on the date of issuance. On July 27, 2012, the above described warrants expired unexercised.

On June 30, 2011, WestPark Capital, Inc. exercised warrants to acquire 152,874 shares of common stock, obtained in connection with its role as placement agent for the June 30, 2006 private placement, on a cashless basis. Such cashless exercise resulted in WestPark Capital, Inc. receiving a net of 100,929 shares of common stock.

On July 27, 2011, the Company agreed to extend the remaining portion of the warrants obtained by WestPark Capital, Inc. in connection with its role as placement agent for the June 30, 2006 private placement, consisting of warrants to acquire 273,752 shares of common stock, from July 27, 2011 to July 27, 2012. In conjunction with the extension of these warrants, the cashless exercise feature was deleted. The fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $199,839 ($0.73 per share), and was charged to operations on July 27, 2011. The fair value of the warrant extension was calculated using the following input variables: stock price - $0.79 per share; exercise price - $0.333 per share; expected life - 1 year; expected volatility – 308.8%; expected dividend yield - 0%; risk-free interest rate – 0.14%.

 On July 16, 2012, the Company’s Board of Directors agreed to permit the exercise of the above described warrants to acquire 273,752 shares of common stock of the Company on a cashless basis, provided that the cashless exercise price was increased by 20%, from $0.333 to $0.3996 per share. Accordingly, on July 16, 2012, warrants to acquire 273,752 shares of common stock, issued in connection with WestPark Capital, Inc.’s role as placement agent for the June 30, 2006 private placement, were exercised on a cashless basis. Such cashless exercise resulted in the net issuance of 141,955 shares of common stock. The Company’s closing stock price on July 16, 2012 was $0.83 per share. As the fair value of the warrants immediately after the modification was less than the fair value of the warrants immediately prior to the modification (both amounts being calculated pursuant to the Black-Scholes option-pricing model), the Company did not record any accounting adjustment with respect to the warrant modification.

On May 3, 2012, the Company offered to all of its warrant holders an inducement to exercise early, by reducing the exercise price of currently outstanding warrants by 25%, if exercised on a cash basis by June 15, 2012. The exercise prices of the warrants before reduction ranged from $0.333 to $1.25 per share, and the offer was open until the sooner of receiving $3,000,000 in net proceeds, or June 15, 2012, subject to the Company’s right to extend the offer to June 30, 2012. The offer was subject to certain conditions. As a result of the discount warrant offer, warrants to acquire 6,082,000 shares of the Company’s common stock were exercised at discounts ranging from $0.125 to $0.188 per share. The exercise of the warrants generated aggregate net proceeds to the Company of $2,468,250. The aggregate fair value of the warrant discounts, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $334,024 (an average of $0.05 per share issued), and such amount was charged to operations during the months of May and June of 2012. The fair value of the warrant discounts attributed to the exercise of 5,082,000 warrants was calculated using the following input variables: stock price on date of exercise - $0.69 to $0.84 per share; stated exercise price – $0.50; discounted exercise price – $0.375 per share; expected life – 157 days to 661 days; expected volatility – 150.1%; expected dividend yield - 0%; risk-free interest rate – 0.24%. The fair value of the warrant discounts attributed to the exercise of 1,000,000 warrants was calculated using the following input variables: stock price on date of exercise - $0.69 per share; stated exercise price – $0.75; discounted exercise price – $0.563 per share; expected life – 157 days; expected volatility – 150.1%; expected dividend yield - 0%; risk-free interest rate – 0.24%.

On September 11, 2012, the Company’s Board of Directors extended outstanding warrants to acquire 5,080,000 shares of the Company’s common stock that were purchased by investors as part of the offerings that closed on January 20, 2010 and February 22, 2010, to June 30, 2014. Included in such extension were warrants to acquire 505,000 shares of common stock at $0.50 per share scheduled to expire on January 20, 2013, warrants to acquire 3,575,000 shares of common stock at $0.75 per share scheduled to expire on January 20, 2013, and warrants to acquire 1,000,000 shares at $0.75 per share scheduled to expire on February 22, 2013. The fair value of the warrant extensions, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,139,592 (average of $0.22 per share), and such amount was charged to operations on September 11, 2012. The fair value of the warrant extensions were calculated using the following input variables: stock price - $0.65 per share; exercise price - $0.50 and $0.75 per share; expected life – 526 days and 493 days; expected volatility – 148.4%; expected dividend yield - 0%; risk-free interest rate – 0.29%.

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below. For presentation purposes, warrants that were extended are considered as outstanding for the entire period in which such extension occurs.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2010	13,607,426	$0.625
Issued	—	—
Exercised	(152,874)	0.333
Expired	—	—
Warrants outstanding at December 31, 2011	13,454,552	0.607
Issued	—	—
Exercised	(6,355,752)	0.535
Expired	(150,000)	1.000
Warrants outstanding at September 30, 2012	6,948,800	$0.667	1.64

Warrants exercisable at December 31, 2011	13,284,152	$0.608
Warrants exercisable at September 30, 2012	6,779,840	$0.671	1.65

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2012:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	2,253,800	2,084,840
$0.650	120,000	120,000
$0.750	4,575,000	4,575,000
	6,948,800	6,779,840

The intrinsic value of exercisable but unexercised in-the-money stock warrants at September 30, 2012 was approximately $312,700, based on a fair market value of $0.65 per share on September 30, 2012. The intrinsic value of exercisable but unexercised in-the-money stock warrants at December 31, 2011 was approximately $45,700, based on a fair market value of $0.50 per share on December 31, 2011.

At September 30, 2012, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement, as described above.

5. Money Market Funds — Fair Value

Money market funds at September 30, 2012 consisted of an investment in shares of the AA Sweep Class of Morgan Stanley New York Municipal Money Market Trust with a market value of $6,134. The stated purpose of this money market fund is to provide as high a level of daily income exempt from federal and New York tax as is consistent with stability of principal and liquidity.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at September 30, 2012 and December 31, 2011.

	Total	Level 1	Level 2	Level 3

September 30, 2012:
Money market funds	$6,134	$6,134	$—	$—

December 31, 2011:
Money market funds	$351,129	$351,129	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2012 and December 31, 2011, stockholder advances totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011.  In connection therewith, Dr. Kovach was paid a salary of $15,000 and $15,000 for the three months ended September 30, 2012 and 2011, $45,000 and $32,500 for the nine months ended September 30, 2012 and 2011, respectively, and $92,500 for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative).

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement was for the period May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees paid pursuant to these agreements were $6,250 and $6,250 for the three months ended September 30, 2012 and 2011, respectively, $15,625 and $18,750 for the nine months ended September 30, 2012 and 2011, respectively, and $58,333 for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex Systems, Inc. to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees for services paid to Theradex were $22,401 and $360 for the three months ended September 30, 2012 and 2011, respectively, $150,331 and $360 for the nine months ended September 30, 2012 and 2011, respectively, and $166,256 for the period from August 9, 2005 (inception) to September 30, 2012 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex Systems, Inc., was appointed to the Company’s Board of Directors on May 2, 2011.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7.

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

New transactions during the nine months ended September 30, 2012 that required an assessment of value pursuant to the Black-Scholes option-pricing has utilized the following input: exercise price per share - $0.65 to $1.00; stock price per share – $0.65; expected dividend yield – 0.00%; expected volatility – 148.4%; average risk-free interest rate – 0.78%; expected life – 5 years. For the purpose of assessing value for transactions requiring re-evaluation at September 30, 2012, that were entered into in prior periods, the Black-Scholes option-pricing model has utilized the following inputs for the nine months ended September 30, 2012: exercise price per share - $0.98 to $1.00; stock price per share – $0.65; expected dividend yield – 0.00%; expected volatility – 148.4%; average risk-free interest rate – 0.41%; expected life – 3.75 to 4.01 years.

New transactions during the nine months ended September 30, 2011 that required an assessment of value pursuant to the Black-Scholes option-pricing has utilized the following input: exercise price per share - $0.98; stock price per share – $0.98; expected dividend yield – 0.00%; expected volatility – 308.8%; average risk-free interest rate – 1.58%; expected life – 5 to 6.76 years. There were no transactions requiring re-evaluation during the nine months ended September 30, 2011.

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months ended September 30, 2012 and 2011, the Company recorded charges to operations of $24,668 and $24,668, respectively, with respect to these options. During the nine months ended September 30, 2012 and 2011, the Company recorded charges to operations of $73,466 and $24,668, respectively, with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares each beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months ended September 30, 2012 and 2011, the Company recorded a credit to operations of $1,162 and a charge to operations of $4,085, respectively, with respect to these options. During the nine months ended September 30, 2012 and 2011, the Company recorded charges to operations of $10,320 and $4,085, respectively, with respect to these options.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option is exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The restricted common stock issued, which was valued at $75,000, was charged to operations as research and development costs on January 29, 2008. The initial fair value of the option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $96,000 ($0.48 per share) and was charged to operations during the period from February 1, 2008 through February 1, 2011. On August 1, 2011, the option to acquire 100,000 shares of common stock that vested on August 1, 2009 expired unexercised. During the three months and nine months ended September 30, 2011, the Company recorded a charges to operations of $-0- and $982, respectively, with respect to these options.

On September 11, 2012, the Company granted to Chem-Master a stock option to purchase 500,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of this option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $293,450 ($0.59 per share), which was charged to operations as research and development costs on September 11, 2012, as the option was fully vested and non-forfeitable on the date of issuance. The option includes cashless exercise provisions.

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

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg, pursuant to which the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of the earlier of four years from the vesting date or the termination of the consulting agreement at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half of the options (500,000 shares) vesting on September 12, 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $945,000 ($0.945 per share), of which $465,000 was attributed to the fully-vested options and was thus charged to operations on September 12, 2007. The remaining unvested portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2008. On September 12, 2011, options to acquire 500,000 shares of common stock expired unexercised. On September 12, 2012, options to acquire the remaining 500,000 shares of common stock expired unexercised.

On October 15, 2009, the Company amended the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of the earlier of four years from the vesting date or the termination of the consulting agreement at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options was charged to operations ratably from October 15, 2009 through October 15, 2010.

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and was being charged to operations ratably from October 5, 2011 through October 4, 2012. During the three months and nine months ended September 30, 2012, the Company recorded charges to operations of $1,775 and $207,501, respectively, with respect to these options.

On September 11, 2012, the Company granted to Mr. Schwartzberg stock options to purchase 500,000 shares of common stock, exercisable for a period of the earlier of five years from the date of grant or the termination of the consulting agreement at $1.00 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $286,100 ($0.57 per share), which was charged to operations on September 11, 2012, as the options were fully vested and non-forfeitable on the date of issuance.

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations ratably from September 12, 2007 through September 12, 2010. On September 12, 2012, options to acquire 100,000 shares expired unexercised.

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months ended September 30, 2012 and 2011, the Company recorded charges to operations of $24,576 and $24,576, respectively, with respect to these options. During the nine months ended September 30, 2012 and 2011, the Company recorded charges to operations of $73,194 and $65,104, respectively, with respect to these options.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and is being charged to operations from September 16, 2012 through June 16, 2014. During the three months and nine months ended September 30, 2012, the Company recorded a charge to operations of $20,529 with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2010	3,540,000	$0.794
Granted	950,000	0.991
Exercised	(115,015)	0.333
Expired	(1,124,985)	0.747
Options outstanding at December 31, 2011	3,250,000	0.884
Granted	1,200,000	0.796
Exercised	(100,000)	0.333
Expired	(600,000	0.889
Options outstanding at September 30, 2012	3,750,000	$0.870	3.26

Options exercisable at December 31, 2011	2,587,500	$0.856
Options exercisable at September 30, 2012	3,431,250	$0.876	3.13

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $216,500 at September 30, 2012, which is being recognized subsequent to September 30, 2012 over a weighted-average period of approximately thirteen months.

The exercise prices of common stock options outstanding and exercisable are as follows at September 30, 2012:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	300,000	300,000
$0.500	200,000	200,000
$0.650	700,000	525,000
$0.980	450,000	306,250
$1.000	2,000,000	2,000,000
$1.650	100,000	100,000
	3,750,000	3,431,250

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2012 was approximately $125,100, based on a fair market value of $0.65 per share on September 30, 2012. The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2011 was approximately $83,500, based on a fair market value of $0.50 per share on December 31, 2011.

Outstanding options to acquire 318,750 shares of the Company’s common stock had not vested at September 30, 2012.

8. Commitments and Contingencies

Cooperative Research and Development Agreement (CRADA)

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA was for a term of 84 months from the effective date and can be unilaterally terminated by either party by providing written notice within 60 days. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was paid on May 1, 2012. In August 2012, the CRADA was extended to April 1, 2013, with no additional funding requirement.

Patent License Agreement

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of September 30, 2012, no amounts were due pursuant to the PLA. The Company currently expects to pay a minimum annual royalty of $30,000 to the NIH beginning January 1, 2014 and each year thereafter.

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

In addition to the above-described Chem-Master Agreement, the Company also periodically enters into other agreements with Chem-Master for other services. During the three months ended September 30, 2012 and 2011, the Company paid Chem-Master $10,500 and $-0-, respectively, for the costs of materials, labor and expenses related to such agreements. During the nine months ended September 30, 2012 and 2011, payments to Chem-Master amounted to $10,500 and $6,325, respectively.

At various times, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of September 30, 2012, contracts with a total estimated cost of $7,350, of which $4,410 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of September 30, 2012, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of September 30, 2012, the Company had paid $33,500 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of September 30, 2012, contracts with a total estimated cost of $62,000 were in process, of which $53,240 had been paid.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2012 aggregating $346,417, of which $166,717 is included in current liabilities in the condensed consolidated balance sheet at September 30, 2012. Amounts included in the 2012 column represent amounts due at September 30, 2012 for the remainder of the 2012 fiscal year ending December 31, 2012.

		Payments Due By Year
	Total	2012	2013	2014	2015	2016
Research and development contracts	$77,200	$77,200	$—	$—	$—	$—
Patent license agreement	90,000	—	—	30,000	30,000	30,000
Advisory agreement	12,500	12,500	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$346,417	$256,417	$—	$30,000	$30,000	$30,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,900,000.

Effective September 16, 2012, the Company elected Kathleen P. Mullinix, Ph.D., to its Board of Directors. Trained as a chemist, Dr. Mullinix is an outstanding scientist and accomplished executive with senior management experience in the commercial, governmental and academic sectors. She was assistant director of the intramural research program at the National Institutes of Health, working with the deputy director for science and the director of NIH on strategic matters concerning the scientific directions of the intramural program from 1979 to 1981. Subsequently, she became vice provost of Columbia University, New York City, and established the Science and Technology Development Office to commercialize the Columbia University’s intellectual properties. Dr. Mullinix developed commercialization strategies and negotiated license agreements for Columbia University intellectual property that generated over $2 billion. She founded Synaptic Pharmaceutical Corporation in 1987, and as its President and Chief Executive Officer led the company from its inception as a research-driven biotechnology company to a public pharmaceutical company with over 150 employees. She secured over $80 million from pharmaceutical collaborations and a comparable amount in venture capital and public equity investment. Synaptic Pharmaceutical Corporation was sold to Lundbeck A/S. From 2003 to 2006, Dr. Mullinix was an independent consultant on health sciences and biotechnology, and in 2008 joined WellGen, Inc., a research company at Rutgers University, as Chief Executive Officer, President and Director. She restructured and implemented research strategies to generate intellectual property, moving the company into the New Jersey Economic Development Authority Incubator. Subsequently, she continued her consulting, joining the Office of Technology and Business Development at Mount Sinai School of Medicine in New York in 2009. She became director of that office in 2010 and served until 2012, during which period she was responsible for developing a novel structure and business model to develop research collaborations with pharmaceutical companies and to enhance the intellectual property portfolio.

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

At September 30, 2012, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2012 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. The Company submitted an IND application to the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,900,000.

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least December 31, 2013, and that during this period the Company will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase I clinical trial of LB-100. After completion of the Phase I clinical trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase II clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. The Company believes it currently has sufficient funds to initiate the Phase I clinical trial of LB-100 and to continue to fund its operating plans through at least December 31, 2013. Accordingly, it is likely that the Company will be required to raise additional funds to continue its programs sometime during late 2013 or early 2014. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The guidance is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

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

The research on brain tumors is proceeding in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006, as amended. The research at NINDS continues to be led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang is aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA is to develop more effective drugs for the treatment of GBM through the processes required to gain allowance from the Food and Drug Administration (“FDA”) for clinical trials. Through a series of amendments, the term of the CRADA has been extended through April 1, 2013.

During 2009, the Company signed material transfer agreements with academic investigators at major cancer centers in the United States, as well as with one investigator in China with a unique animal model of a sarcoma, to expand molecular and applied studies of the anti-cancer activity of the Company’s compounds.  The Company retained the right to all discoveries made in these studies.

The Company’s immediate focus has been to obtain allowance from the FDA to carry a lead compound of the LB-100 series into a Phase I clinical trial. The Company believes the potent activity of these drugs, in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children, merits bringing this treatment to patients as rapidly as possible. The primary goal of a Phase I clinical trial is to demonstrate the safety of administering a new drug to patients at doses expected to result in therapeutic benefit. If favorable treatment responses are also noted in the Phase I clinical trial, the Company would expect there to be increased interest by potential investors and by large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug portfolios. However, clinical benefit often is not apparent until a new compound advances to a Phase II clinical trial, which, if warranted, is anticipated to follow the Phase I clinical trial.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. Because the LB-100 compounds have been shown to potentiate the activity of several different types of standard anti-cancer drugs, the scope of potential targets for therapy of cancers with LB-100 and a second drug has been expanded to include breast cancer, melanoma and sarcomas.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In early 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase I clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase II clinical trial of common cancers, a key goal of the initial portion of the Phase I clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,900,000.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at September 30, 2012.

Three Months Ended September 30, 2012 and 2011

General and Administrative.  For the three months ended September 30, 2012, general and administrative costs were $444,499, which consisted of the fair value of stock options issued to directors and consultants of $356,486, consulting and professional fees of $55,157, insurance expense of $6,475, officer’s salary and related costs of $16,673, stock transfer fees of $2,311, travel and entertainment costs of $2,162, and other operating costs of $5,235.

A significant component of the fair value of stock options issued to directors and consultants of $356,486 for the three months ended September 30, 2012 was the $286,100 expense for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on September 11, 2012 for his continuing contributions to the Company’s financial strategy.

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

Research and Development.  For the three months ended September 30, 2012, research and development costs were $393,670, which consisted of the vested portion of the fair value of stock options issued to a vendor of $293,450, patent costs of $54,858, third-party contractor costs of $39,112, and consulting fees to a related party of $6,250.

The fair value of stock options issued to a vendor of $293,450 for the three months ended September 30, 2012 consisted of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Chem-Master International, Inc. on September 11, 2012 for its contribution in the pursuit of new projects involving the Company’s compounds.

 For the three months ended September 30, 2011, research and development costs were $364,389, which consisted of the vested portion of the fair value of stock options issued to a vendor of $-0-, patent costs of $69,892, third-party contractor costs of $288,247, and consulting fees to a related party of $6,250.

Interest Income.  For the three months ended September 30, 2012 and 2011, interest income was $1 and $27, respectively.

Fair Value of Warrant Extensions. During the three months ended September 30, 2012, the Company incurred an expense of $1,139,592 for the fair value of extending the expiration date of warrants to acquire 5,080,000 shares of the Company’s common stock that were purchased by investors as part of the private placements that closed on January 20, 2010 and February 22, 2010.

During the three months ended September 30, 2011, the Company incurred an expense of $199,839 for the fair value of extending the expiration date of warrants to acquire 273,752 shares of the Company’s common stock that were previously issued in connection with a private placement of the Company’s common stock in 2006.

 Net Loss.  For the three months ended September 30, 2012, the Company incurred a net loss of $1,977,760, as compared to a net loss of $699,053 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

General and Administrative.  For the nine months ended September 30, 2012, general and administrative costs were $945,572, which consisted of the fair value of stock options issued to directors and consultants of $671,110, consulting and professional fees of $171,313, insurance expense of $19,225, officer’s salary and related costs of $50,297, stock transfer fees of $8,644, travel and entertainment costs of $6,135, and other operating costs of $18,848.

Significant components of the fair value of stock options issued to directors and consultants of $671,110 for the nine months ended September 30, 2012 were the $286,100 expense for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on September 11, 2012 for his continuing contributions to the Company’s financial strategy, and the expense related to stock options previously issued to Gil Schwartzberg and to directors.

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

Research and Development.  For the nine months ended September 30, 2012, research and development costs were $884,485, which consisted of the vested portion of the fair value of stock options issued to a vendor of $293,450, patent costs of $181,830, third-party contractor costs of $393,580, and consulting fees to a related party of $15,625.

The fair value of stock options issued to a vendor of $293,450 for the nine months ended September 30, 2012 consisted of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Chem-Master International, Inc. on September 11, 2012 for its contribution in the pursuit of new projects involving the Company’s compounds.

For the nine months ended September 30, 2011, research and development costs were $850,043, which consisted of the vested portion of the fair value of stock options issued to a vendor of $982, patent costs of $304,163, third-party contractor costs of $526,149, and consulting fees to a related party of $18,750.

Interest Income.  For the nine months ended September 30, 2012 and 2011, interest income was $7 and $111, respectively.

Fair Value of Warrant Extensions. During the nine months ended September 30, 2012, the Company incurred an expense of $1,139,592 for the fair value of extending the expiration date of warrants to acquire 5,080,000 shares of the Company’s common stock that were purchased by investors as part of the private placement that closed on January 20, 2010 and February 22, 2010.

During the nine months ended September 30, 2011, the Company incurred an expense of $199,839 for the fair value of extending the expiration date of warrants to acquire 273,752 shares of the Company’s common stock that were previously issued in connection with a private placement of the Company’s common stock in 2006.

Fair Value of Warrant Discount. During the nine months ended September 30, 2012, the Company incurred an expense of $334,024 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,082,000 shares of the Company’s common stock. The discounts ranged from $0.125 to $0.188 per share. The exercise of the warrants generated net proceeds to the Company of $2,468,250.

 Net Loss.  For the nine months ended September 30, 2012, the Company incurred a net loss of $3,303,666, as compared to a net loss of $1,397,821 for the nine months ended September 30, 2011.

 Liquidity and Capital Resources – September 30, 2012

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

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least December 31, 2013, and that during this period it will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

At September 30, 2012, the Company had a working capital surplus of $1,715,114, as compared to working capital surplus of $79,021 at December 31, 2011, an increase in working capital of $1,636,093 for the nine months ended September 30, 2012. At September 30, 2012, the Company had cash and money market funds aggregating $1,886,910, as compared to $365,430 at December 31, 2011, an increase of $1,521,480 for the nine months ended September 30, 2012. The increase in working capital and cash during the nine months ended September 30, 2012 was the result of the cash generated by the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants for cash.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the fourth quarter of 2012, and is estimated to take from 18 to 30 months and cost approximately $1,900,000.

The Company believes that it currently has sufficient funds to initiate the Phase I clinical trial of LB-100 and to continue to fund its operating plans through at least December 31, 2013. Accordingly, it is likely that the Company will be required to raise additional funds to continue its programs sometime during late 2013 or early 2014. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities.  For the nine months ended September 30, 2012, operating activities utilized cash of $980,103, as compared to utilizing cash of $794,023 for the nine months ended September 30, 2011, to support the Company’s ongoing research and development activities.

Investing Activities.  For the nine months ended September 30, 2012, investing activities consisted of $344,995 being withdrawn from a money market fund. For the nine months ended September 30, 2011, investing activities consisted of $799,891 being withdrawn from a money market fund.

Financing Activities.  For the nine months ended September 30, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options and net proceeds of $2,468,250 resulting from the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants for cash. For the nine months ended September 30, 2011, financing activities consisted of $5,000 of proceeds from the exercise of stock options.

Principal Commitments

Effective March 22, 2006, the Company entered into a CRADA, as amended, with the NINDS of the NIH. The CRADA was for a term of 84 months from the effective date and can be unilaterally terminated by either party by providing written notice within 60 days. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that the NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was paid on May 1, 2012. In August 2012, the CRADA was extended to April 1, 2013, with no additional funding requirement.

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of September 30, 2012, no amounts were due pursuant to the PLA. The Company currently expects to pay a minimum annual royalty of $30,000 to the NIH beginning January 1, 2014 and each year thereafter.

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

In addition to the above-described Chem-Master Agreement, the Company also periodically enters into other agreements with Chem-Master for other services. During the three months ended September 30, 2012 and 2011, the Company paid Chem-Master $10,500 and $-0-, respectively, for the costs of materials, labor and expenses related to such agreements. During the nine months ended September 30, 2012 and 2011, payments to Chem-Master amounted to $10,500 and $6,325, respectively.

At various times, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of September 30, 2012, contracts with a total estimated cost of $7,350, of which $4,410 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of September 30, 2012, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of September 30, 2012, the Company had paid $33,500 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of September 30, 2012, contracts with a total estimated cost of $62,000 were in process, of which $53,240 had been paid.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2012 aggregating $346,417, of which $166,717 is included in current liabilities in the condensed consolidated balance sheet at September 30, 2012. Amounts included in the 2012 column represent amounts due at September 30, 2012 for the remainder of the 2012 fiscal year ending December 31, 2012.

		Payments Due By Year
	Total	2012	2013	2014	2015	2016
Research and development contracts	$77,200	$77,200	$—	$—	$—	$—
Patent license agreement	90,000	—	—	30,000	30,000	30,000
Advisory agreement	12,500	12,500	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$346,417	$256,417	$—	$30,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At September 30, 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On September 11, 2012, the Company’s Board of Directors extended outstanding warrants to acquire 5,080,000 shares of the Company’s common stock, that were purchased by investors as part of the offerings that closed on January 20, 2010 and February 22, 2010, to June 30, 2014. Included were warrants to acquire 505,000 shares at $0.50 per share scheduled to expire on January 20, 2013, warrants to acquire 3,575,000 shares at $0.75 per share scheduled to expire on January 20, 2013, and warrants to acquire 1,000,000 shares at $0.75 per share scheduled to expire on February 22, 2013.

On September 11, 2012, the Company granted to Gil Schwartzberg stock options to purchase 500,000 shares of common stock, exercisable for a period of the earlier of five years from the date of grant or the termination of the consulting agreement at $1.00 per share, which was the fair market value of the Company’s common stock on such date.

On September 11, 2012, the Company granted to Chem-Master International, Inc. stock options to purchase 500,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 12, 2012	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

