Form 10-K
period 2012-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2013-03-15
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Issuer’s revenues for its fiscal year ended December 31, 2012: $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $10,589,000.

There were 41,583,097 shares of the Company’s common stock outstanding on March 11, 2013.

Documents incorporated by reference: None.

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

DESCRIPTION OF BUSINESS

The Company is developing new treatments for human cancers for which better therapies are urgently needed. The Company’s drug discovery process is based on discerning clues to potential new targets for cancer treatments reported in the increasingly large body of literature identifying the molecular variants which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the potential prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures which have the potential to be first in their class, and the LB-200 series contains compounds which have the potential to be the most effective of this class.

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

On December 19, 2011, an article in the December 12, 2011edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. The Company has patent applications pending on the use of LB-205 for this purpose.

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (NINDS), National Institutes of Health (NIH) under a continuing Cooperative Research and Development Agreement (CRADA). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH has now extended to the most common brain tumor of children, medulloblastoma, and to the most common cancer of children, neuroblastoma. Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier (blood-brain barrier) which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy by inhibiting a process upon which most in not all cancer cells types depend to survive treatment, the company believes the LB-100 series of compounds may be useful against most if not all cancer types.

The second class of drugs (LB-200) under development by the Company is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells such as occurs in stroke and Alzheimer’s disease. Potentially, this type of protective activity may have application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase I clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase II clinical trial of common cancers, a key goal of the initial portion of the Phase I clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning in the first quarter of 2013. The study is estimated to take from 18 to 30 months and cost approximately $2,000,000.

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

The Company believes that it has sufficient funds to meet its operating needs through at least December 31, 2013, and that during this period the Company will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital.

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

The Market

Anti-Cancer Drugs

The Company has developed two series of pharmacologically active drugs, the LB-100 series and the LB-200 series. The Company believes that the mechanism by which compounds of the LB-100 series affect cancer cell growth is different from all cancer agents currently approved for clinical use. Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in these model systems. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that when combined with standard anti-cancer regimens against many tumor types, the Company’s compounds will improve therapeutic benefit without enhancing toxicity in humans.

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

One of the Company’s most valuable resources is its scientific team, a coalition of various experts brought together through contracts and other collaborative arrangements. The team has expertise in cancer biology, proteomics (cancer biomarkers), medicinal and synthetic chemistry, pharmacology, clinical oncology, and drug evaluation. In a short period of time and at very low cost, this group has developed lead compounds of two different classes of drugs that are poised for development as new treatments for several types of cancer. The initial cancer targets are expected to be melanoma or glioblastoma multiforme.

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

1.          Improved Anti-Cancer Treatments. The primary focus of the Company is improved chemotherapy regimens for cancers not curable by surgery or radiation.

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

Employees

As of December 31, 2012, the Company had no full-time employees. Dr. Kovach is a Professor (part-time) in the Department of Preventive Medicine at SUNY, in Stony Brook, New York. He received approvals from the School of Medicine of Stony Brook University and from the New York State Ethics Commission to operate the Company and to hold greater than 5% of the Company’s outstanding shares.

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

The following risk factors, together with the other information presented in this Report, including the financial statements and the notes thereto, should be considered by investors.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes that it has sufficient funds to meet its operating needs through at least December 31, 2013, and that during this period the Company will be able to initiate its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital.

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

Dr. John Kovach, our current Chief Executive Officer, was the former stockholder of Lixte, our operating subsidiary, and received shares of our stock in the Reverse Merger. He is currently eligible to sell some of his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply. In this connection, we have sold an aggregate of 3,555,220 shares of Common Stock in private placements occurring in June and July 2006, 999,995 shares in a December 2007 private placement, and an aggregate of 4,575,000 shares of our Common Stock in private placements in January and February 2010, all of which are currently eligible to be resold under Rule 144. In addition, during the year ended December 31, 2012, we issued 6,082,000 shares of Common Stock a result of the exercise of various stock warrants, and during the years ended December 31, 2011 and 2012, we issued 181,964 shares and 241,955 shares of Common Stock as a result of the exercise of various stock options.

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

As a result of the Reverse Merger, Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns approximately 40.9% of our outstanding voting stock at the current time. As a result, Dr. Kovach possesses significant influence, giving him the practical ability, among other things, to elect all of the members of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTCQB under the symbol “LIXT” There is very limited trading of our stock on the OTCQB. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

	High	Low
Year Ended December 31, 2011
First Quarter	$0.88	$0.35
Second Quarter	$0.98	$0.88
Third Quarter	$0.98	$0.65
Fourth Quarter	$0.65	$0.25

	High	Low
Year Ended December 31, 2012
First Quarter	$0.92	$0.50
Second Quarter	$0.88	$0.65
Third Quarter	$0.83	$0.50
Fourth Quarter	$0.71	$0.20

Holders

As of March 11, 2013, there were 41,583,097 shares of our common stock outstanding, held by approximately 92 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

Our dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2012, the most recently completed fiscal year.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	3,750,000	$0.87	1,650,000	(1)

(1)	Represents shares available under the Company’s 2007 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”) incorporated on August 9, 2005, completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly-owned subsidiary of SRKP. On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (the “Company”). Unless the context indicates otherwise, Lixte and Holdings are hereinafter referred to as the Company.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2012, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2013 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013. The study is estimated to take from 18 to 30 months and cost approximately $2,000,000.

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least December 31, 2013, and that during this period the Company will be able to continue its Phase I clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

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

The Company believes it currently has sufficient funds to continue the Phase I clinical trial of LB-100 and to fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

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

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs and in research and development costs, as appropriate, in the consolidated statement of operations.

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

Operating Plans

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases in which errors in normal cellular processing lead to loss of functions important to normal cell function, such as Gaucher’s disease). This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit from treatment with the Company’s products. The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature identifying the molecular variants, which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases. .

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

On December 19, 2011, an article in the December 12, 2011 edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205, was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. Patent applications are pending on the use of LB-205 for this purpose.

 The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier (the blood-brain barrier), which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, the Company believes the LB-100 series of compounds may be useful against most, if not all, cancer types.

The second class of drugs under development by the Company, referred to as LB-200, is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi has broad activity against many cancer types, has neuroprotective activity, and has anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease).

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase I clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase II clinical trial of common cancers, a key goal of the initial portion of the Phase I clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013. The study is estimated to take from 18 to 30 months and cost approximately $2,000,000.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at December 31, 2012.

Years Ended December 31, 2012 and 2011

General and Administrative.  For the year ended December 31, 2012, general and administrative costs were $1,093,614, which consisted of the fair value of stock options issued to directors and consultants of $723,554, consulting and professional fees of $222,708, insurance expense of $26,200, officer’s salary and related costs of $67,087, stock transfer fees of $11,313, travel and entertainment costs of $7,805, and other operating costs of $34,947.

Significant components of the fair value of stock options issued to directors and consultants of $723,554 for the year ended December 31, 2012 were the $286,100 expense for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on September 11, 2012 for his continuing contributions to the Company’s financial strategy, and the expense related to stock options previously issued to Gil Schwartzberg and to directors.

For the year ended December 31, 2011, general and administrative costs were $533,449, which consisted of the fair value of stock options issued to directors and consultants of $204,898, consulting and professional fees of $200,321, insurance expense of $24,792, officer’s salary and related costs of $53,417, stock transfer fees of $9,650, travel and entertainment costs of $16,376, and other operating costs of $23,995.

Beginning March 15, 2011, Dr. Kovach reduced his academic commitment to 60% from 80% in order to devote more time to managing the development of the Company’s compounds. Dr. Kovach began receiving compensation of $5,000 per month from the Company at that time.

Research and Development.  For the year ended December 31, 2012, research and development costs were $1,012,144, which consisted of the vested portion of the fair value of stock options issued to a vendor of $293,450, patent costs of $236,784, third-party contractor costs of $460,035, and consulting fees to a related party of $21,875.

The fair value of stock options issued to a vendor of $293,450 for the year ended December 31, 2012 consisted of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Chem-Master International, Inc. on September 11, 2012 for its contribution in the pursuit of new projects involving the Company’s compounds.

For the year ended December 31, 2011, research and development costs were $1,334,801, which consisted of the vested portion of the fair value of stock options issued to a vendor of $982, patent costs of $401,279, third-party contractor costs of $907,540, and consulting fees to a related party of $25,000.

Interest Income.  For the year ended December 31, 2012 and 2011, interest income was $8 and $125, respectively.

Fair Value of Warrant Extensions. During the year ended December 31, 2012, the Company incurred an expense of $1,139,592 for the fair value of extending the expiration date of warrants to acquire 5,080,000 shares of the Company’s common stock that were purchased by investors as part of the private placement that closed on January 20, 2010 and February 22, 2010.

During the year ended December 31, 2011, the Company incurred an expense of $199,839 for the fair value of extending the expiration date of warrants to acquire 273,752 shares of the Company’s common stock that were previously issued in connection with a private placement of the Company’s common stock in 2006.

Fair Value of Warrant Discount. During the year ended December 31, 2012, the Company incurred an expense of $334,024 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,082,000 shares of the Company’s common stock. The discounts ranged from $0.125 to $0.188 per share. The exercise of the warrants generated net proceeds to the Company of $2,468,250.

 Net Loss.  For the year ended December 31, 2012, the Company incurred a net loss of $3,579,366, as compared to a net loss of $2,067,964 for the year ended December 31, 2011.

Liquidity and Capital Resources – December 31, 2012

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above”).

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

At December 31, 2012, the Company had a working capital surplus of $1,491,858, as compared to working capital surplus of $79,021 at December 31, 2011, an increase in working capital of $1,412,837 for the year ended December 31, 2012. At December 31, 2012, the Company had cash and money market funds aggregating $1,661,256, as compared to $365,430 at December 31, 2011, an increase of $1,295,826 for the year ended December 31, 2012. The increase in working capital and cash during the year ended December 31, 2012 was the result of the cash generated by the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants for cash.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning in the first quarter of 2013. The study is estimated to take from 18 to 30 months and cost approximately $2,000,000.

The Company believes that it currently has sufficient funds to continue the Phase I clinical trial of LB-100 and fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities.  For the year ended December 31, 2012, operating activities utilized cash of $1,205,757, as compared to utilizing cash of $1,359,667 for the year ended December 31, 2011, to support the Company’s ongoing research and development activities.

Investing Activities.  For the year ended December 31, 2012, investing activities consisted of $344,995 being withdrawn from a money market fund. For the year ended December 31, 2011, investing activities consisted of $1,249,877 being withdrawn from a money market fund.

Financing Activities.  For the year ended December 31, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options and net proceeds of $2,468,250 resulting from the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants for cash. For the year ended December 31, 2011, financing activities consisted of $5,000 of proceeds from the exercise of stock options.

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

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of December 31, 2012, no amounts were due pursuant to the PLA. The Company currently expects to pay a minimum annual royalty of $30,000 to the NIH beginning January 1, 2014 and each year thereafter.

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. During the years ended December 31, 2012 and 2011, the Company incurred expenses of $24,500 and $30,325, respectively, for the costs of materials, labor and expenses related to its agreements with Chem-Master.

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of December 31, 2012, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of December 31, 2012, the Company had paid $52,000 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of December 31, 2012, contracts with a total estimated cost of $62,000 were in process, of which $58,935 had been paid.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex were $163,661 and $720 for the years ended December 31, 2012 and 2011, respectively. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013, and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2012 aggregating $2,353,122, of which $171,057 is included in current liabilities in the consolidated balance sheet at December 31, 2012.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$66,405	$66,405	$—	$—	$—	$—
Theradex work order agreement	2,000,000	600,000	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,353,122	$833,122	$1,030,000	$430,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At December 31, 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related report of our independent registered public accounting firm are attached to this Annual Report beginning on page F-1.

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

Our management, consisting of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2012 that materially affected or are reasonably likely to affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of our Company as of December 31, 2012. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

Our directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	76	Chief Executive Officer, Chief Financial Officer, Director
Dr. Philip F. Palmedo	79	Director
Dr. Mel Sorensen	56	Director
Dr. Robert B. Royds	68	Director
Dr. Kathleen P. Mullinix	68	Director

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

Dr. Philip F. Palmedo

Philip F. Palmedo, PhD, is a physicist, entrepreneur, and corporate manager. Dr. Palmedo joined our board of directors on June 30, 2006. He founded and served as Chairman of the International Resources Group (IRG), an international consultancy in energy, natural resources and economic development. IRG was bought by L3 Communications in 2008. Dr. Palmedo designed and was the first President of the Long Island Research Institute formed by Brookhaven National Laboratory, Cold Spring Harbor Laboratory, and Stony Brook University to facilitate the commercialization of technologies. In 1988, Dr. Palmedo joined in the formation of Kepler Financial Management, Ltd., a quantitative financial research and trading company. He was President and Managing Director until 1991, when Renaissance Technologies Corporation acquired the company.

Dr. Palmedo served on the boards of Asset Management Advisors, the Teton Trust Company, EHR Investments and C-Quest Capital, and is currently a member of the Board of Directors of the Gyrodyne Corporation of America. He also served on the Board of Trustees of Williams College and of the Stony Brook (University) Foundation, where he chaired the Foundation’s Investment Committee.

Dr. Mel Sorensen

Dr. Mel Sorensen is President and Chief Executive Officer of Galera Therapeutics, Inc., a private clinical-stage biotech company with superoxide dismutase mimetic technology. He is also Chairman of Oncofusion Therapeutics, an oncology discovery and development company targeting gene fusions that are thought to drive many common cancers. Oncofusion Therpeutics’s technology is based on discoveries from the laboratories of the company’s founders at the University of Michigan. Dr. Sorensen joined our board of directors on October 7, 2008.

Prior to Galera Therapeutics, Inc., Dr. Sorensen was President and CEO of Ascenta Therapeutics, an oncology company with apoptosis-triggering small molecules discovered at the University of Michigan. Under his leadership, Ascenta Therapeutics raised nearly $100 million in private financing, achieved clinical-stage programs against three distinct targets (Bcl-2, HDM2, IAP), managed multiple clinical trials, developed a preclinical subsidiary in China and secured global partnerships for all three programs (with Sanofi, DebioPharm and APGC in China).

A medical oncologist who has dedicated his career to clinical cancer research since completing his oncology fellowship at the Mayo Clinic, Dr. Sorensen has spent seven or more years each in patient care, in academia (at the National Cancer Institute), in leadership positions of clinical cancer research in the pharmaceutical industry (Bayer and GSK), and as CEO or Chairman of private biotech companies. He is an advisor to the Biomarkers Consortium of the National Institutes of Health.

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

Dr. Kathleen P. Mullinix

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2012.

ITEM 11.	EXECUTIVE COMPENSATION

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company during 2010 or in prior years. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011. In connection therewith, Dr. Kovach reduced his academic commitment from 80% to 60% in order to devote more time to the Company’s activities. Accordingly, during the years ended December 31, 2012 and 2011, Dr. Kovach was paid a salary of $60,000 and $47,500, respectively.

Option Grants in 2011 and 2012 - Named Executive Officer

None.

Aggregated Option Exercises in 2011 and 2012 Option Values at December 31, 2011 and at 2012 - Named Executive Officer

None.

Employment Agreements; Compensation

We have not entered into any employment agreements. As of December 31, 2012, we had no full-time employees. Effective March 15, 2011, the Board of Directors approved a salary for Dr. Kovach of $5,000 per month. Dr. Kovach was paid a total salary of $60,000 and $47,000 for the years ended December 31, 2012 and 2011, respectively. Dr. Kovach is also reimbursed for any out-of-pocket expenses. Any future compensation arrangements will be subject to the approval of the Board of Directors.

Consulting Agreements

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. On September 12, 2011, the options to acquire 500,000 shares of common stock expired unexercised. On September 12, 2012, the remaining options to acquire 500,000 shares of common stock expired unexercised. The consulting agreement was amended in October 2009 to extend the term to October 2013. In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 1,000,000 shares at $1.00 per share, 50% of which vested immediately and 50% vested in October 2010. On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. On September 11, 2012, the Company, in recognition of his continuing contributions to its financial strategy, granted to Mr. Schwartzberg stock options to purchase 500,000 shares of common stock at $1.00 per share, exercisable for a period of the earlier of five years from the date of grant or the termination of the consulting agreement with Mr. Schwartzberg,

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement is for the period from May 21, 2012 to May 31, 2013 and provides for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $21,875 and $25,000 for the years ended December 31, 2012 and 2011, respectively, and $64,583 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex were $163,661 and $720 for the years ended December 31, 2012 and 2011, respectively, and $179,587 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013, and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs.

Director Compensation

Members of the Board of Directors

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with 66,667 shares vesting immediately upon joining the Board of Directors and 66,666 shares vesting annually on each of June 30, 2007 and 2008. On June 30, 2011, these options to acquire 200,000 shares of common stock expired unexercised.

On June 30, 2006, effective with the closing of the Exchange, the Company also granted to Dr. Palmedo additional stock options to purchase 190,000 shares of common stock exercisable for a period of five years at $0.333 per share for services rendered in developing the business plan for Lixte, all of which were fully vested upon issuance. On June 30, 2011, Dr. Palmedo exercised options to acquire 100,000 shares of common stock, which were part of this grant, on a cashless basis. Such cashless exercise resulted in Dr. Palmedo receiving a net of 66,020 shares of common stock. The remaining options to acquire 90,000 shares of common stock, which were also a part of this grant, expired unexercised on June 30, 2011.

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

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Philip F. Palmedo	2012	0	0	0	0	0	0	0	0
Director	2011	0	0	0	196,000	0	0	0	196,000
	2010	0	0	0	0	0	0	0	0

Mel Sorensen	2012	0	0	0	0	0	0	21,875	21,875
Director	2011	0	0	0	0	0	0	25,000	25,000
	2010	0	0	0	0	0	0	17,708	17,708

Robert B. Royds	2012	0	0	0	0	0	0	0	0
Director	2011	0	0	0	196,000	0	0	0	196,000

Kathleen P. Mullinix	2012	0	0	0	118,000	0	0	0	118,000
Director

(1)	Consists of grant date fair value calculated pursuant to Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

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

The following table sets forth, as of March 11, 2013, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of March 11, 2013, there were 41,583,097 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 11, 2013, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers, Directors and 5% stockholders

Dr. John S. Kovach 248 Route 25A, No. 2 East Setauket, New York 11733	17,021,786		40.9%

Dr. Philip F. Palmedo 248 Route 25A, No. 2 East Setauket, New York 11733	1,241,020	(1)	2.9%

Dr. Mel Sorensen 248 Route 25A, No. 2 East Setauket, New York 11733	200,000	(2)	0.5%

Dr. Robert B. Royds 248 Route 25A, No. 2 East Setauket, New York 11733	200,000	(2)	0.5%

Dr. Kathleen P. Mullinix
248 Route 25A, No. 2
East Setauket, New York 11733	75,000	(5)	0.2%

All officers and directors as a group (four persons)	18,737,806	(1)(2)(5)	44.0%

Gil Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	7,674,215	(3)	17.0%

Debbie Schwartzberg 269 South Beverly Drive, No. 1315 Beverly Hills, California 90212	6,838,845	(4)	15.5%

Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	3,000,000	(6)	7.2%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	3,000,000	(7)	7.0%

(1)	Consists of 600,000 shares of common stock and warrants to purchase 400,000 shares of common stock owned by the Philip Palmedo Partnership, and 66,020 shares of common stock and options to purchase 175,000 shares of common stock owned by Dr. Palmedo. Dr. Palmedo is the general partner of the Philip Palmedo Partnership and has full voting, disposition and investment control as to such shares. All options and warrants are immediately exercisable or within 60 days.

(2)	Consists of options to purchase 200,000 shares of common stock, all of which are immediately exercisable.

(3)	Includes 750,000 shares of common stock, options to purchase 2,000,000 shares of common stock, and warrants to purchase 350,000 shares of common stock owned by Mr. Schwartzberg. Also includes 650,000 shares of common stock and warrants to purchase 150,000 shares of common stock owned by the Gil Schwartzberg IRA; 440,215 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control; 1,184,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Mr. Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Mr. Schwartzberg is the co-trustee. Excludes 1,504,845 shares of common stock and warrants to purchase 1,500,000 shares of common stock owned directly by Debbie Schwartzberg, the wife of Mr. Schwartzberg, as to which Mr. Schwartzberg disclaims beneficial ownership or control; and 500,000 shares of common stock by the Debbie Schwartzberg Family Trust. All options and warrants are immediately exercisable or within 60 days.

(4)	Includes 1,504,845 shares of common stock and warrants to purchase 1,500,000 shares of common stock owned by Ms. Schwartzberg. Also includes 500,000 shares of common stock owned by the Debbie Schwartzberg Family Trust; 1,184,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Ms. Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Ms. Schwartzberg is the co-trustee. Excludes 750,000 shares of common stock, options to purchase 2,000,000 shares of common stock and warrants to purchase 350,000 shares of common stock owned by Mr. Schwartzberg, the husband of Ms. Schwartzberg. Also excludes 650,000 shares of common stock and warrants to purchase 150,000 shares of common stock owned by the Gil Schwartzberg IRA, and 440,215 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control. All options and warrants are immediately exercisable.

(5)	Consists of options to purchase 75,000 shares of common stock, all of which are immediately exercisable or within 60 days.

(6)	Consists of 3,000,000 shares of common stock owned by the Arthur and Jane Riggs 1990 Revocable Trust.

(7)	Includes 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Robert and Susan Greenberg Family Trust. The warrants are immediately exercisable.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)      Related Party Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2012.

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

As of December 31, 2012, Dr. Kovach had advanced an aggregate of $92,717 to the Company to meet operating expenses, all of which had been advanced at June 30, 2006. Such advances are non-interest bearing and are due on demand.

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. On September 12, 2011, the options to acquire 500,000 shares of common stock expired unexercised. On September 12, 2012, the remaining options to acquire 500,000 shares of common stock expired unexercised. The consulting agreement was amended in October 2009 to extend the term to October 2013. In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 1,000,000 shares at $1.00 per share, 50% of which vested immediately and 50% vested in October 2010. On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. On September 11, 2012, the Company, in recognition of his continuing contributions to its financial strategy, granted to Mr. Schwartzberg stock options to purchase 500,000 shares of common stock at $1.00 per share, exercisable for a period of the earlier of five years from the date of grant or the termination of the consulting agreement with Mr. Schwartzberg,

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement is for the period from May 21, 2012 to May 31, 2013 and provides for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $21,875 and $25,000 for the years ended December 31, 2012 and 2011, respectively, and $64,583 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex were $163,661 and $720 for the years ended December 31, 2012 and 2011, respectively. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013, and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs.

See “ITEM 11. EXECUTIVE COMPENSATION - Directors Compensation” for disclosure with respect to compensation (both cash and stock-based) to certain of our directors for services rendered.

(b)     Director Independence

The Company considers Drs. Palmedo, Royds, Sorensen and Mullinix to be “independent directors” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2012 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.C. in fiscal 2011 and 2012.

	2011	2012
Audit Fees(1)	$51,368	$53,205
Audit-Related Fees(2)	—	—
Tax Fees(3)	6,260	5,804
All Other Fees(4)	—	—
Total	$57,628	$59,009

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: March 13, 2013	By:	/s/ JOHN S. KOVACH
Name: John S. Kovach
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	Chief Executive Officer, Chief Financial	March 13, 2013
John S. Kovach	Officer, Principal Accounting Officer and Director

/s/ PHILIP F. PALMEDO	Director	March 13, 2013
Philip F. Palmedo

/s/ MEL SORENSEN	Director	March 13, 2013
Mel Sorensen

/s/ ROBERT B. ROYDS	Director	March 13, 2013
Robert B. Royds

/s/ KATHLEEN P. MULLINIX	Director	March 13, 2013
Kathleen P. Mullinix

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.2	Bylaws.[2]
10.1	Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.[4]
10.2	Amendment No. 6 to CRADA.[5]
10.3	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated as of February 5, 2007.[6]
10.4	Amendment dated January 28, 2008 to Agreement with Chem-Master International, Inc.[7]
10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007.[8]
10.6	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.7	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.9	Amendment to Consulting Agreement with Gil Schwartzberg dated October 15, 2009.[12]
10.10	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.11	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Pro-Active Capital Group, LLC dated July 27, 2009.[9]
10.12	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.[10]
10.13	Stock Option Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
10.14	Consulting Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
10.15	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010.[12]
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[12]
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[12]

______________________________________

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Registration on Form SB-2 as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2008 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference.

12	Filed herewith.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2012 and 2011, and

 Period from August 9, 2005 (Inception) to December 31, 2012 (Cumulative)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – December 31, 2012 and 2011	F-3

Consolidated Statements of Operations - Years Ended December 31, 2012 and 2011, and Period from August 9, 2005 (Inception) to December 31, 2012 (Cumulative)	F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) - Period from August 9, 2005 (Inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2012 and 2011, and Period from August 9, 2005 (Inception) to December 31, 2012 (Cumulative)	F-7

Notes to Consolidated Financial Statements – Years Ended December 31, 2012 and 2011, and Period from August 9, 2005 (Inception) to December 31, 2012 (Cumulative)	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

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

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 15, 2013

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$1,655,122	$14,301
Money market funds	6,134	351,129
Advances on research and development contract services	51,575	28,983
Prepaid expenses and other current assets	40,179	35,354
Total current assets	1,753,010	429,767
Total assets	$1,753,010	$429,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,416	$109,341
Research and development contract liabilities	14,019	74,688
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	261,152	350,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 41,583,097 shares and 35,259,142 shares at December 31, 2012 and 2011, respectively	4,158	3,526
Additional paid-in capital	13,064,831	8,073,260
Deficit accumulated during the development stage	(11,577,131)	(7,997,765)
Total stockholders’ equity	1,491,858	79,021
Total liabilities and stockholders’ equity	$1,753,010	$429,767

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2012
	2012	2011	(Cumulative)

Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs	1,093,614	533,449	5,232,940
Depreciation	—	—	1,909
Research and development costs	1,012,144	1,334,801	4,569,792
Reverse merger costs	—	—	50,000
Total costs and expenses	2,105,758	1,868,250	9,854,641
Loss from operations	(2,105,758)	(1,868,250)	(9,854,641)
Interest income	8	125	27,434
Interest expense	—	—	(2,469)
Fair value of warrant extensions	(1,139,592)	(199,839)	(1,339,431)
Fair value of warrant discount	(334,024)	—	(334,024)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(3,579,366)	$(2,067,964)	$(11,577,131)

Net loss per common share – Basic and diluted	$(0.09)	$(0.06)

Weighted average common shares outstanding – Basic and diluted	38,985,832	35,169,406

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to December 31, 2012

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

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to December 31, 2012

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	241,955	24	—	33,309	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	723,554	—	723,554
Stock-based research and development expense	—	—	—	293,450	—	293,450
Fair value of warrant discount	—	—		334,024	—	334,024
Fair value of warrant extensions	—	—	—	1,139,592	—	1,139,592
Net loss	—	—	—	—	(3,579,366)	(3,579,366)
Balance, December 31, 2012	41,583,097	$4,158	$—	$13,064,831	$(11,577,131)	$1,491,858

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from August 9, 2005 (Inception) to December 31, 2012
	2012	2011	(Cumulative)

Cash flows from operating activities:
Net loss	$(3,579,366)	$(2,067,964)	$(11,577,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based expenses included in general and administrative	723,554	204,898	3,180,975
Stock-based expenses included in research and development	293,450	982	758,484
Fair value of warrant extensions	1,139,592	199,839	1,339,431
Fair value of warrant discount	334,024	—	334,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Funds on deposit with law firm	—	50,000	—
Grant receivable	—	116,485	—
Advances on research and development contract services	(22,592)	(18,883)	(51,575)
Prepaid expenses and other current assets	(4,825)	(708)	(40,179)
Increase (decrease) in -
Accounts payable and accrued expenses	(28,925)	80,996	80,416
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	(60,669)	74,688	14,019
Net cash used in operating activities	(1,205,757)	(1,359,667)	(5,885,627)

Cash flows from investing activities:
(Increase) decrease in money market funds	344,995	1,249,877	(6,134)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	344,995	1,249,877	(8,043)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,333	5,000	38,333
Proceeds from exercise of warrants	2,468,250	—	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	2,501,583	5,000	7,548,792

Cash:
Net increase (decrease)	1,640,821	(104,790)	1,655,122
Balance at beginning of period	14,301	119,091	—
Balance at end of period	$1,655,122	$14,301	$1,655,122

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$109,391	$84,207	$193,598

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011, and

Period from August 9, 2005 (Inception) to December 31, 2012 (Cumulative)

1.  Organization and Business Operations

Organization

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”) incorporated on August 9, 2005, completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly-owned subsidiary of SRKP. On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (the “Company”).

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

Operating Plans

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases in which errors in normal cellular processing lead to loss of functions important to normal cell function, such as Gaucher’s disease). This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit from treatment with the Company’s products. The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature identifying the molecular variants which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company selects drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 15, 2011, the PTO awarded a patent to the Company for a lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. On March 27, 2012, the PTO awarded a patent to the Company for its lead compound LB-201, as well as for a number of structurally related compounds. Patent applications on these compounds and their use are pending world-wide.

On December 19, 2011, an article in the December 12, 2011 edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug LB-205 was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. Patent applications are pending on the use of LB-205 for this purpose.

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”). The research at NINDS is being led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier (the blood-brain barrier), which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, the Company believes the LB-100 series of compounds may be useful against most, if not all, cancer types.

The second class of drugs under development by the Company, referred to as LB-200, is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi has broad activity against many cancer types, has neuroprotective activity, and has anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease).

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase I clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase I clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase I clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase II clinical trial of common cancers, a key goal of the initial portion of the Phase I clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning in the first quarter of 2013. The study is estimated to take from 18 to 30 months and cost approximately $2,000,000.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2012, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2012 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2013 is to initiate a Phase I clinical trial of its lead phosphatase inhibitor, LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013, and is estimated to take from 18 to 30 months and cost approximately $2,000,000.

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

The Company believes that it currently has sufficient funds to initiate the Phase I clinical trial of LB-100 and to continue to fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $236,784 and $401,279 for the years ended December 31, 2012 and 2011, respectively, and $1,409,397 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative). Patent costs are included in research and development costs in the Company's consolidated statements of operations.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2012, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2009 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The proceeds of the grant were received by the Company in two installments, consisting of $127,994 on November 9, 2010, and $116,485 on February 1, 2011, which were reflected as a receivable at December 31, 2010. For financial statement purposes, the grant of $244,479 was offset against research and development costs in the statement of operations for the year ended December 31, 2010.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements on a straight-line basis over the vesting period of the awards.

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

At December 31, 2012 and 2011, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2012	2011

Warrants	6,828,800	13,454,552
Stock options	3,750,000	3,250,000
Total	10,578,800	16,704,552

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

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

3. Share Exchange Agreement, Private Placements and Common Stock Warrants

Share Exchange Agreement

On June 30, 2006, pursuant to a Share Exchange Agreement dated as of June 8, 2006 (the “Share Exchange Agreement”) by and among the Company, Dr. John S. Kovach (“Seller”) and Lixte, the Company issued 19,021,786 shares of its common stock in exchange for all of the issued and outstanding shares of Lixte (the “Exchange”). Previously, on October 3, 2005, Lixte had issued 1,500 shares of its no par value common stock to its founder for $1,500, which constituted all of the issued and outstanding shares of Lixte prior to the Exchange. As a result of the Exchange, Lixte became a wholly-owned subsidiary of the Company.

Pursuant to the Exchange, the Company issued to the Seller 19,021,786 shares of its common stock. The Company had a total of 25,000,832 shares of common stock issued and outstanding after giving effect to the Exchange and the 1,973,869 shares of common stock issued in the initial closing of the private placement.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At December 31, 2012, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

In conjunction with the second private placement of common stock, the Company issued a total of 120,000 five-year warrants to WestPark Capital, Inc. exercisable at the per share price of the common stock sold in the private placement ($0.65 per share). The warrants issued to WestPark Capital, Inc. did not contain any price anti-dilution provisions. However, such warrants contain cashless exercise provisions and demand registration rights, but the warrant holder has agreed to waive any claims to monetary damages or financial penalties for any failure by the Company to comply with such registration requirements. Based on the foregoing, the warrants were accounted for as equity and were not accounted for separately from the common stock and additional paid-in capital accounts. The warrants had no accounting impact on the Company’s consolidated financial statements. On December 12, 2012, the above described warrants expired unexercised.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2010	13,607,426	$0.625
Issued	—	—
Exercised	(152,874)	0.333
Expired	—	—
Warrants outstanding at December 31, 2011	13,454,552	0.607
Issued	—	—
Exercised	(6,355,752)	0.535
Expired	(270,000)	0.844
Warrants outstanding at December 31, 2012	6,828,800	$0.667	1.41

Warrants exercisable at December 31, 2011	13,284,152	$0.608
Warrants exercisable at December 31, 2012	6,659,840	$0.672	1.67

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2012:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	2,253,800	2,084,840
$0.750	4,575,000	4,575,000
	6,828,800	6,659,840

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2012. The intrinsic value of exercisable but unexercised in-the-money common stock warrants at December 31, 2011 was approximately $45,700, based on a fair market value of $0.50 per share on December 31, 2011.

At December 31, 2012, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement, as described above.

4. Money Market Funds — Fair Value

Money market funds at December 31, 2012 and 2011 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with market values of $6,134 and $351,129, respectively. The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund's objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

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

 Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at December 31, 2012 and 2011.

	Total	Level 1	Level 2	Level 3

December 31, 2012:
Money market funds	$6,134	$6,134	$—	$—

December 31, 2011:
Money market funds	$351,129	$351,129	$—	$—

5. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At December 31, 2012 and 2011, stockholder advances outstanding and due to Dr. Kovach totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary for Dr. Kovach of $5,000 per month beginning March 15, 2011.  Dr. Kovach was paid a total salary of $60,000 and $47,500 for the years ended December 31, 2012 and 2011, respectively, and $107,500 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative).

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement is for the period from May 21, 2012 to May 31, 2013 and provides for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $21,875 and $25,000 for the years ended December 31, 2012 and 2011, respectively, and $64,583 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex were $163,661 and $720 for the years ended December 31, 2012 and 2011, respectively, and $179,587 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013, and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 6. Total stock-based compensation expense relating to directors, officers and other related parties was $1,017,004 and $205,879 for the years ended December 31, 2012 and 2011, and $3,741,461 for the period from August 9, 2005 (inception) to December 31, 2012 (cumulative).

6. Stock-Based Compensation

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

New transactions during the year ended December 31, 2012 that required an assessment of value pursuant to the Black-Scholes option-pricing model utilized the following inputs: exercise price per share - $0.65 to $1.00; stock price per share – $0.65; expected dividend yield – 0.00%; expected volatility – 148.4%; average risk-free interest rate – 0.78%; expected life – 5 years. For the purpose of assessing value for transactions requiring re-evaluation at December 31, 2012 that were entered into in prior periods, the Black-Scholes option-pricing model utilized the following inputs for the year ended December 31, 2012: exercise price per share - $0.98 to $1.00; stock price per share – $0.25; expected dividend yield – 0.00%; expected volatility – 128.4%; average risk-free interest rate – 0.24%; expected life – 3.50 to 4.00 years.

New transactions during the year ended December 31, 2011 that required an assessment of value pursuant to the Black-Scholes option-pricing model utilized the following inputs: exercise price per share - $0.98 to $1.00; stock price per share – $0.50 to $0.98; expected dividend yield – 0.00%; expected volatility – 294.1 % to 308.8%; average risk-free interest rate – 0.75% to 1.58%; expected life – 5.00 to 6.76 years. For the purpose of assessing value for transactions requiring re-evaluation at December 31, 2011 that were entered into in prior periods, the Black-Scholes option-pricing model utilized the following inputs for the year ended December 31, 2011: exercise price per share - $1.65; stock price per share – $0.35; expected dividend yield – 0.00%; expected volatility – 325.6%; average risk-free interest rate – 2.07%; expected life – 2.00 years.

As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors as of the various subsequent measurement dates.

On June 30, 2006, effective with the closing of the Exchange, the Company granted to Dr. Philip Palmedo, an outside director of the Company, stock options to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years at $0.333 per share, with one-third of the options (66,666 shares) vesting immediately upon joining the Board and one-third vesting annually on each of June 30, 2007 and 2008. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,000 ($0.31 per share), of which $20,666 was charged to operations on June 30, 2006, and the remaining $41,334 was charged to operations ratably from July 1, 2006 through June 30, 2008. On June 30, 2011, these options to acquire 200,000 shares of common stock expired unexercised.

On June 30, 2006, effective with the closing of the Exchange, the Company also granted to Dr. Palmedo additional stock options to purchase 190,000 shares of common stock exercisable for a period of five years at $0.333 per share for services rendered in developing the business plan for Lixte, all of which were fully vested upon issuance. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $58,900 ($0.31 per share), and was charged to operations at June 30, 2006. On June 30, 2011, Dr. Palmedo exercised options to acquire 100,000 shares of common stock, which were part of this grant, on a cashless basis. Such cashless exercise resulted in Dr. Palmedo receiving a net of 66,020 shares of common stock. The remaining options to acquire 290,000 shares of common stock, which were also a part of this grant, expired unexercised on June 30, 2011.

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the years ended December 31, 2012 and 2011, the Company recorded charges to operations of $98,134 and $49,336, respectively, with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the years ended December 31, 2012 and 2011, the Company recorded a credit to operations of $650 and a charge to operations of $6,293, respectively, with respect to these options.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option was exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The restricted common stock issued, which was valued at $75,000, was charged to operations as research and development costs on January 29, 2008. The initial fair value of the option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $96,000 ($0.48 per share) and was charged to operations ratably during the period from February 1, 2008 through February 1, 2011. On August 1, 2011, the option to acquire 100,000 shares of common stock that vested on August 1, 2009 expired unexercised. During the year ended December 31, 2011, the Company recorded a charge to operations of $982 with respect to these options.

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

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and was charged to operations ratably from October 5, 2011 through October 4, 2012. During the years ended December 31, 2012 and 2011, the Company recorded charges to operations of $210,410 and $59,589, respectively, with respect to these options.

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and is being charged to operations ratably from May 2, 2011 through February 1, 2013. During the years ended December 31, 2012 and 2011, the Company recorded charges to operations of $97,770 and $89,680, respectively, with respect to these options.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and is being charged to operations ratably from September 16, 2012 through June 16, 2014. During the year ended December 31, 2012, the Company recorded a charge to operations of $31,790 with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2010	3,540,000	$0.794
Granted	950,000	0.991
Exercised	(115,015)	0.333
Expired	(1,124,985)	0.747
Options outstanding at December 31, 2011	3,250,000	0.884
Granted	1,200,000	0.796
Exercised	(100,000)	0.333
Expired	(600,000	0.889
Options outstanding at December 31, 2012	3,750,000	$0.870	3.00

Options exercisable at December 31, 2011	2,587,500	$0.856
Options exercisable at December 31, 2012	3,512,500	$0.876	2.91

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $149,700 at December 31, 2012, which is being recognized subsequent to December 31, 2012 over a weighted-average period of approximately twelve months.

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2012:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	300,000	300,000
$0.500	200,000	200,000
$0.650	700,000	550,000
$0.980	450,000	362,500
$1.000	2,000,000	2,000,000
$1.650	100,000	100,000
	3,750,000	3,512,500

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2012. The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2011 was approximately $83,500, based on a fair market value of $0.50 per share on December 31, 2011.

Outstanding options to acquire 237,500 shares of the Company’s common stock had not vested at December 31, 2012.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2012 and 2011 are summarized below.

	December 31,
	2012	2011
Start-up and organization costs	$63,000	$69,000
Research credits	68,000	—
Contingent liability	31,000	31,000
Net operating loss carryforwards	2,421,000	1,912,000
Total deferred tax assets	2,583,000	2,012,000
Valuation allowance	(2,583,000)	(2,012,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2012 and 2011, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2012 and 2011 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible stock-based compensation	8.6%	3.4%
Non-deductible fair value of warrant extensions	10.8%	3.3%
Non-deductible fair value of warrant discounts	3.2%	—
Adjustment to deferred tax asset	(2.0)%	(4.0)%
Change in valuation allowance	13.4%	31.3%
Effective tax rate	0.0%	0.0%

At December 31, 2012, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $5,835,000 which, if not utilized earlier, expire through 2031.

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

Patent License Agreement

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of December 31, 2012, no amounts were due pursuant to the PLA. The Company currently expects to pay a minimum annual royalty of $30,000 to the NIH beginning January 1, 2014 and each year thereafter.

Research and Development Contracts

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. During the years ended December 31, 2012 and 2011, the Company incurred expenses of $24,500 and $30,325, respectively, for the costs of materials, labor and expenses related to its agreements with Chem-Master.

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of December 31, 2012, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of December 31, 2012, the Company had paid $52,000 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of December 31, 2012, contracts with a total estimated cost of $62,000 were in process, of which $58,935 had been paid.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex were $163,661 and $720 for the years ended December 31, 2012 and 2011, respectively. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase I clinical trial of LB-100 will be carried out by a nationally recognized comprehensive cancer center beginning during the first quarter of 2013, and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2012 aggregating $2,353,122, of which $171,057 is included in current liabilities in the consolidated balance sheet at December 31, 2012.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$66,405	$66,405	$—	$—	$—	$—
Theradex work order agreement	2,000,000	600,000	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,353,122	$833,122	$1,030,000	$430,000	$30,000	$30,000

