Form 10-Q
period 2013-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2013-05-09
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the Company had 41,583,097 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2013 (Unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2013 and 2012, and Period from August 9, 2005 (Inception) to March 31, 2013 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) - August 9, 2005 (Inception) to March 31, 2013 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2013 and 2012, and Period from August 9, 2005 (Inception) to March 31, 2013 (Cumulative)	8

Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2013 and 2012, and Period from August 9, 2005 (Inception) to March 31, 2013 (Cumulative)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	42

SIGNATURES	43

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash	$1,374,581	$1,655,122
Money market funds	6,135	6,134
Advances on research and development contract services	66,085	51,575
Prepaid expenses and other current assets	34,286	40,179
Total current assets	1,481,087	1,753,010
Total assets	$1,481,087	$1,753,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,885	$80,416
Research and development contract liabilities	30,536	14,019
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	270,138	261,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 41,583,097 shares at March 31, 2013 and December 31, 2012	4,158	4,158
Additional paid-in capital	13,117,868	13,064,831
Deficit accumulated during the development stage	(11,911,077)	(11,577,131)
Total stockholders’ equity	1,210,949	1,491,858
Total liabilities and stockholders’ equity	$1,481,087	$1,753,010

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2013
	2013	2012	(Cumulative)

Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs	167,642	318,311	5,400,582
Depreciation	—	—	1,909
Research and development costs	166,305	273,552	4,736,097
Reverse merger costs	—	—	50,000
Total costs and expenses	333,947	591,863	10,188,588
Loss from operations	(333,947)	(591,863)	(10,188,588)
Interest income	1	5	27,435
Interest expense	—	—	(2,469)
Fair value of warrant extensions	—	—	(1,339,431)
Fair value of warrant discount	—	—	(334,024)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(333,946)	$(591,858)	$(11,911,077)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	41,583,097	35,320,680

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2013

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

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to March 31, 2013

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	241,955	24	—	33,309	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	723,554	—	723,554
Stock-based research and development expense	—	—	—	293,450	—	293,450
Fair value of warrant discount	—	—		334,024	—	334,024
Fair value of warrant extensions	—	—	—	1,139,592	—	1,139,592
Net loss	—	—	—	—	(3,579,366)	(3,579,366)
Balance, December 31, 2012	41,583,097	4,158	—	13,064,831	(11,577,131)	1,491,858
Stock-based compensation expense	—	—	—	53,037	—	53,037
Net loss	—	—	—	—	(333,946)	(333,946)
Balance, March 31, 2013 (Unaudited)	41,583,097	$4,158	$—	$13,117,868	$(11,911,077)	$1,210,949

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2013
	2013	2012	(Cumulative)

Cash flows from operating activities:
Net loss	$(333,946)	$(591,858)	$(11,911,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based expenses included in general and administrative	53,037	213,954	3,234,012
Stock-based expenses included in research and development	—	—	758,484
Fair value of warrant extensions	—	—	1,339,431
Fair value of warrant discount	—	—	334,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(14,510)	(62)	(66,085)
Prepaid expenses and other current assets	5,893	12,625	(34,286)
Increase (decrease) in -
Accounts payable and accrued expenses	(7,531)	(22,126)	72,885
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	16,517	138,504	30,536
Net cash used in operating activities	(280,540)	(248,963)	(6,166,167)

Cash flows from investing activities:
(Increase) decrease in money market funds	(1)	269,995	(6,135)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	(1)	269,995	(8,044)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	33,333	38,333
Proceeds from exercise of warrants	—	—	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	—	33,333	7,548,792

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

	Three Months Ended March 31,		Period from August 9, 2005 (Inception) to March 31, 2013
	2013	2012	(Cumulative)

Cash:
Net increase (decrease)	(280,541)	54,365	1,374,581
Balance at beginning of period	1,655,122	14,301	—
Balance at end of period	$1,374,581	$68,666	$1,374,581

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$—	$—	$193,598

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2013 and 2012, and

Period from August 9, 2005 (Inception) to March 31, 2013 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (hereinafter referred to collectively as the “Company”, unless the context indicates otherwise) at March 31, 2013, for the three months ended March 31, 2013 and 2012, and for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2013, the results of its operations for the three months ended March 31, 2013 and 2012, and for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative), and its cash flows for the three months ended March 31, 2013 and 2012, and for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC.

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

Operating Plans

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases in which errors in normal cellular processing lead to loss of functions important to normal cell function, such as Gaucher’s disease). This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit from treatment with the Company’s products. The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature identifying the molecular variants which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company designs drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”) effective March 22, 2006. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013, when it terminated as scheduled.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase 1 clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol known as the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of the initial portion of the Phase 1 clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The clinical trial is estimated to take from 18 to 30 months and cost approximately $2,000,000.

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The commencement of a Phase 1 clinical trial is a milestone in the Company’s goal of developing a successful product platform.

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

At March 31, 2013, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2013 has been to initiate and proceed with a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The clinical trial is estimated to take from 18 to 30 months and cost approximately $2,000,000.

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least December 31, 2013, and that during this period the Company will initiate and proceed with its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase 1 clinical trial of LB-100. After completion of the Phase 1 clinical trial, the next step will be to determine the anti-cancer activity of LB-100, in combination with a widely used anti-cancer drug, against a specific type of human cancer in Phase 2 clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations.

The Company believes that it currently has sufficient funds to initiate and proceed with the Phase 1 clinical trial of LB-100 and to continue to fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

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

The funds paid to NINDS of the NIH pursuant to the CRADA represented an advance on research and development costs and therefore had future economic benefit. Accordingly, such costs have been charged to expense when they are actually expended by the provider, which is, effectively, as they performed the research activities that they were contractually committed to provide. Absent information that would indicate that a different expensing schedule was more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances have been expensed over the contractual service term on a straight-line basis, which, in management’s opinion, reflects a reasonable estimate of when the underlying research and development costs were being incurred. The CRADA terminated as scheduled on April 1, 2013.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $96,679 and $38,162 for the three months ended March 31, 2013 and 2012, respectively, and $1,506,076 for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

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

The Company has elected to deduct research and development costs on a current basis for federal income tax purposes. For federal tax purposes, start-up and organization costs were deferred until January 1, 2008 at which time the Company began to amortize such costs over a 180-month period.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2013, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2009 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At March 31, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

15

	2013	2012

Warrants	6,828,800	13,454,552
Stock options	3,650,000	3,150,000
Total	10,478,800	16,604,552

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The guidance is effective for the Company in the period beginning January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At March 31, 2013, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2011	13,454,552	$0.607
Issued	—	—
Exercised	(6,355,752)	0.535
Expired	(270,000)	0.844
Warrants outstanding at December 31, 2012	6,828,800	0.667
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2013	6,828,800	$0.667	1.17

Warrants exercisable at December 31, 2012	6,659,840	$0.672
Warrants exercisable at March 31, 2013	6,659,840	$0.672	1.17

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2013:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	2,253,800	2,084,840
$0.750	4,575,000	4,575,000
	6,828,800	6,659,840

Based on a fair market value of $0.35 per share on March 31, 2013, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2013.

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2012

At March 31, 2013, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement, as described above.

5. Money Market Funds — Fair Value

Money market funds at March 31, 2013 and December 31, 2012 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with market values of $6,135 and $6,134, respectively. The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund's objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

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

 Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2013 and December 31, 2012.

	Total	Level 1	Level 2	Level 3

March 31, 2013:
Money market funds	$6,135	$6,135	$—	$—

December 31, 2012:
Money market funds	$6,134	$6,134	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At March 31, 2013 and December 31, 2012, stockholder advances outstanding and due to Dr. Kovach totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary for Dr. Kovach of $5,000 per month beginning March 15, 2011.  Dr. Kovach was paid a salary of $15,000 during the three months ended March 31, 2013 and 2012, and $122,500 for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative).

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement is for the period from May 21, 2012 to May 31, 2013 and provides for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $6,250 and $6,250 for the three months ended March 31, 2013 and 2012, respectively, and $70,833 for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. Total fees charged to operations for services paid to Theradex pursuant to this arrangement were $7,393 and $54,187 for the three months ended March 31, 2013 and 2012, respectively, and $186,980 for the period from August 9, 2005 (inception) to March 31, 20132 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011. Dr. Royds died on March 23, 2013.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement were $48,783 for the three months ended March 31, 2013, the first period for which costs were incurred under this agreement, and are included in research and development costs in the Company's condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7. Total stock-based compensation expense relating to directors, officers and other related parties was $53,037 and $213,954 for the three months ended March 31, 2013 and 2012, respectively, and $3,532,248 for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative).

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

There were no new transactions during the three months ended March 31, 2013 that required an assessment of value pursuant to the Black-Scholes option-pricing model. For the purpose of assessing value for transactions requiring re-evaluation at March 31, 2013 that were entered into in prior periods, the Black-Scholes option-pricing model utilized the following inputs for the three months ended March 31, 2013: exercise price per share - $0.98; stock price per share – $0.35; expected dividend yield – 0.00%; expected volatility – 155.1%; average risk-free interest rate – 0.23%; expected life – 3.25 years.

There were no new transactions during the three months ended March 31, 2012 that required an assessment of value pursuant to the Black-Scholes option-pricing model. For the purpose of assessing value for transactions requiring re-evaluation at March 31, 2012 that were entered into in prior periods, the Black-Scholes option-pricing model utilized the following inputs for the three months ended March 31, 2012: exercise price per share - $0.98 to $1.00; stock price per share – $0.88; expected dividend yield – 0.00%; expected volatility – 287.6%; average risk-free interest rate – 0.84%; expected life – 4.25 to 4.51 years.

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months ended March 31, 2013 and 2012, the Company recorded charges to operations of $24,131 and $24,399, respectively, with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months ended March 31, 2013 and 2012, the Company recorded charges to operations of $5,739 and $10,260, respectively, with respect to these options.

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

On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014. Pursuant to the amendment, the Company issued 100,000 shares of its restricted common stock and granted an option to purchase 200,000 shares of common stock. The option was exercisable for a period of two years from the vesting date at $1.65 per share, with one-half (100,000 shares) vesting on August 1, 2009, and one-half (100,000 shares) vesting on February 1, 2011. The restricted common stock issued, which was valued at $75,000, was charged to operations as research and development costs on January 29, 2008. The initial fair value of the option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $96,000 ($0.48 per share) and was charged to operations ratably during the period from February 1, 2008 through February 1, 2011. On August 1, 2011, the option to acquire 100,000 shares of common stock that vested on August 1, 2009 expired unexercised. On February 1, 2013, the option to acquire the remaining 100,000 shares of common stock that vested on February 1, 2011 also expired unexercised.

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

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and was charged to operations ratably from October 5, 2011 through October 4, 2012. During the three months ended March 31, 2012, the Company recorded a charge to operations of $154,986, with respect to these options.

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

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations from September 12, 2007 through September 12, 2010. On September 12, 2012, options to acquire 100,000 shares expired unexercised.

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and was charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months ended March 31, 2013 and 2012, the Company recorded charges to operations of $8,548 and $24,309, respectively, with respect to these options. Dr. Royds died on March 23, 2013. As a result of the death of Dr. Royds, pursuant to the stock option agreement, Dr. Royds' executor has twelve months from March 23, 2013 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and is being charged to operations from September 16, 2012 through June 16, 2014. During the three months ended March 31, 2013, the Company recorded a charge to operations of $14,619 with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2011	3,250,000	$0.884
Granted	1,200,000	0.796
Exercised	(100,000)	0.333
Expired	(600,000)	0.889
Options outstanding at December 31, 2012	3,750,000	0.870
Granted	—	—
Exercised	—	—
Expired	(100,000)	1.650
Options outstanding at March 31, 2013	3,650,000	$0.848	2.84

Options exercisable at December 31, 2012	3,512,500	$0.876
Options exercisable at March 31, 2013	3,493,750	$0.854	2.78

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $97,400 at March 31, 2013, which is being recognized subsequent to March 31, 2013 over a weighted-average period of approximately eleven months.

The exercise prices of common stock options outstanding and exercisable are as follows at March 31, 2013:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	300,000	300,000
$0.500	200,000	200,000
$0.650	700,000	575,000
$0.980	450,000	418,750
$1.000	2,000,000	2,000,000
	3,650,000	3,493,750

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2013 was approximately $5,100, based on a fair market value of $0.35 per share on March 31, 2013. Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2012.

Outstanding options to acquire 156,250 shares of the Company’s common stock had not vested at March 31, 2013.

8. Commitments and Contingencies

Cooperative Research and Development Agreement (CRADA)

Effective March 22, 2006, the Company entered into a CRADA with the NINDS of the NIH. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was paid on May 1, 2012. In August 2012, the CRADA was extended to April 1, 2013, with no additional funding requirement. The CRADA terminated as scheduled on April 1, 2013.

Patent License Agreement

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of December 31, 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning on January 1, 2014 and each year thereafter.

Research and Development Contracts

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. The Company did not incurred any expense for the costs of materials, labor and expenses related to its agreements with Chem-Master during the three months ended March 31, 2013 and 2012.

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of March 31, 2013, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of March 31, 2013, the Company had paid $58,500 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of March 31, 2013, contracts with a total estimated cost of $62,000 were in process, of which $58,935 had been paid.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. Total fees charged to operations for services paid to Theradex pursuant to this arrangement were $7,393 and $54,187 for the three months ended March 31, 2013 and 2012, respectively, and $186,980 for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011. Dr. Royds died on March 23, 2013.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement were $48,783 for the three months ended March 31, 2013, the first period for which costs were incurred under this agreement, and are included in research and development costs in the Company's condensed consolidated statements of operations.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2013 aggregating $2,316,461, of which $195,253 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2013. Amounts included in the 2013 column represent amounts due at March 31, 2013 for the remainder of the 2013 fiscal year ending December 31, 2013.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$58,205	$58,205	$—	$—	$—	$—
Theradex work order agreement	1,971,539	571,539	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,316,461	$796,461	$1,030,000	$430,000	$30,000	$30,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On June 30, 2006, Lixte Biotechnology, Inc., a privately-held Delaware corporation (“Lixte”) incorporated on August 9, 2005, completed a reverse merger transaction with SRKP 7, Inc. (“SRKP”), a non-trading public shell company, whereby Lixte became a wholly-owned subsidiary of SRKP. On December 7, 2006, SRKP amended its Certificate of Incorporation to change its name to Lixte Biotechnology Holdings, Inc. (“Holdings”). Unless the context indicates otherwise, Lixte and Holdings are hereinafter collectively referred to as the “Company”.

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

Recent Developments

On March 23, 2013, Dr. Robert B. Royds, a member of the Company’s Board of Directors, died. Dr. Royds was the founder, Chairman of the Board, and Medical Director of Theradex Systems, Inc. (“Theradex”), the organization which the Company has contracted with to manage and administer the Phase 1 clinical trial of the Company’s LB-100 compound. Theradex is an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

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

At March 31, 2013, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2013 is to initiate a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The clinical trial is estimated to take from 18 to 30 months and cost approximately $2,000,000.

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least December 31, 2013, and that during this period the Company will be able to continue its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase 1 clinical trial of LB-100. After completion of the Phase 1 clinical trial, the next step will be to determine the anti-cancer activity of LB-100, in combination with a widely used anti-cancer drug, against a particular type of human cancer in Phase 2 clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations.

The Company believes it currently has sufficient funds to continue the Phase 1 clinical trial of LB-100 and to fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The guidance is effective for the Company in the period beginning January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

The funds paid to NINDS of the NIH pursuant to the CRADA represented an advance on research and development costs and therefore had future economic benefit. Accordingly, such costs have been charged to expense when they are actually expended by the provider, which is, effectively, as they performed the research activities that they were contractually committed to provide. Absent information that would indicate that a different expensing schedule was more appropriate (such as, for example, from the achievement of performance milestones or the completion of contract work), such advances have been expensed over the contractual service term on a straight-line basis, which, in management’s opinion, reflects a reasonable estimate of when the underlying research and development costs were being incurred. The CRADA terminated as scheduled on April 1, 2013.

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

Plan of Operation

General Overview of Plans

The Company’s original focus was the development of new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company has activity against cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as against the major types of leukemias. LB-100 has now been shown to have activity in animal models of brain tumors of adults and children, and also against melanomas and sarcomas.  Studies in animal models of human melanoma, lymphoma, sarcoma, brain tumors, and the rare neuroendocrine cancer, pheochromocytoma, have demonstrated marked potentiation by LB-100 of the anti-tumor activity of the widely used standard chemotherapeutic drugs. These studies confirm that the LB-100 compounds, combined with any of several standard anti-cancer drugs, have broad activity affecting many different cell types of cancer. This is unusual and important because these compounds may be useful for treatment of cancer in general.

The research on brain tumors was conducted in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang was aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA was to develop more effective drugs for the treatment of GBM through the processes required to gain allowance from the Food and Drug Administration (“FDA”) for clinical trials. The CRADA terminated as scheduled on April 1, 2013.

During 2009, the Company signed material transfer agreements with academic investigators at major cancer centers in the United States, as well as with one investigator in China with a unique animal model of a sarcoma, to expand molecular and applied studies of the anti-cancer activity of the Company’s compounds.  The Company retained the right to all discoveries made in these studies.

The Company’s immediate focus is to determine the safety and appropriate dose of LB-100 when used alone and when used in combination with a widely used anti-cancer drug in its Phase 1 clinical trial. The Company believes the potent activity of these drugs, in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children, merits bringing this treatment to patients as rapidly as possible. If favorable treatment responses are also noted in the Phase 1 clinical trial, the Company would expect there to be increased interest by potential investors and by large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug portfolios. However, clinical benefit often is not apparent until a new compound advances to a Phase 2 clinical trial, which, if warranted, is anticipated to follow the Phase 1 clinical trial.

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

Operating Plans

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases in which errors in normal cellular processing lead to loss of functions important to normal cell function, such as Gaucher’s disease). This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit from treatment with the Company’s products. The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature identifying the molecular variants, which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company designs drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds, for the treatment of cancer. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases. .

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

 The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”) effective March 22, 2006. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013, when it terminated as scheduled.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase 1 clinical trial of LB-100, and engaged the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol known as the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of the initial portion of the Phase 1 clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The clinical trial is estimated to take from 18 to 30 months and cost approximately $2,000,000.

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The commencement of a Phase 1 clinical trial is a milestone in the Company’s goal of developing a successful product platform.

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at March 31, 2013.

Three Months Ended March 31, 2013 and 2012

General and Administrative.  For the three months ended March 31, 2013, general and administrative costs were $167,642, which consisted of the fair value of stock options issued to directors and consultants of $53,037, consulting and professional fees of $80,369, insurance expense of $8,904, officer’s salary and related costs of $16,823, stock transfer fees of $1,995, travel and entertainment costs of $1,514, and other operating costs of $5,000.

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

A significant component of the fair value of stock options issued to directors and consultants of $213,954 for the three months ended March 31, 2012 was a $154,986 amortization expense for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on October 5, 2011 that were totally amortized prior to the three months ended March 31, 2013.

Research and Development.  For the three months ended March 31, 2013, research and development costs were $166,305, which consisted of patent costs of $96,679, third-party contractor costs of $63,376, and consulting fees to a related party of $6,250.

Third-party contractor costs of $63,376 for the three months ended March 31, 2013 includes $48,783 related to the Phase 1 clinical trial of LB-100.

For the three months ended March 31, 2012, research and development costs were $273,552, which consisted of patent costs of $38,162, third-party contractor costs of $229,140, and consulting fees to a related party of $6,250.

 Net Loss.  For the three months ended March 31, 2013, the Company incurred a net loss of $333,946, as compared to a net loss of $591,858 for the three months ended March 31, 2012.

Liquidity and Capital Resources – March 31, 2013

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

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. The Company believes that this amount will be sufficient to meet its operating needs through at least December 31, 2013, and that during this period it will initiate its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

At March 31, 2013, the Company had a working capital surplus of $1,210,949, as compared to working capital surplus of $1,491,858 at December 31, 2012, a decrease in working capital of $280,909 for the three months ended March 31, 2013. At March 31, 2013, the Company had cash and money market funds aggregating $1,380,716, as compared to $1,661,256 at December 31, 2012, a decrease of $280,540 for the three months ended March 31, 2013. The decrease in working capital and cash during the three months ended March 31, 2013 was the result of cash utilized by the Company in its operating activities.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The clinical trial is estimated to take from 18 to 30 months and cost approximately $2,000,000.

The Company believes that it currently has sufficient funds to continue the Phase 1 clinical trial of LB-100 and fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, it is likely that the Company will be required to raise additional capital. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities.  For the three months ended March 31, 2013, operating activities utilized cash of $280,540, as compared to utilizing cash of $248,963 for the three months ended March 31, 2012, to support the Company’s ongoing research and development activities.

Investing Activities.  For the three months ended March 31, 2013, investing activities consisted of a $1 increase in money market funds from interest earned during the period. For the three months ended March 31, 2012, investing activities consisted of $269,995 being withdrawn from a money market fund.

Financing Activities.  There were no financing activities during the three months ended March 31, 2013. For the three months ended March 31, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options

Principal Commitments

Effective March 22, 2006, the Company entered into a CRADA with the NINDS of the NIH. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013. The CRADA provided for the collaboration between the parties in the identification and evaluation of agents that target the Nuclear Receptor CoRepressor (N-CoR) pathway for glioma cell differentiation. The CRADA also provided that NINDS and the Company would conduct research to determine if expression of N-CoR correlates with prognosis in glioma patients. Pursuant to the CRADA, the Company initially agreed to provide funds under the CRADA in the amount of $200,000 per year to fund two technical assistants for the technical, statistical and administrative support for the research activities, as well as to pay for supplies and travel expenses. The first $200,000 was due within 180 days of the effective date and was paid in full on July 6, 2006. The second $200,000 was paid in full on June 29, 2007. In June 2008, the CRADA was extended to September 30, 2009, with no additional funding required for the period between July 1, 2008 and September 30, 2008. For the period from October 1, 2008 through September 30, 2009, the Company agreed to provide additional funding under the CRADA of $200,000, to be paid in four quarterly installments of $50,000, each commencing on October 1, 2008. The first and second quarterly installments of $50,000 were paid on September 29, 2008 and March 5, 2009, respectively. During August 2009, the Company entered into an amendment to the CRADA to extend its term from September 30, 2009 through September 30, 2011. Pursuant to such amendment, the Company agreed to aggregate payments of $100,000 in two installments of $50,000, payable on October 1, 2010 and January 5, 2011, inclusive of any prior unpaid commitments. The October 1, 2010 installment was paid on September 29, 2010 and the January 5, 2011 installment was paid on December 27, 2010. In September 2011, the CRADA was amended to extend its term to June 1, 2012 and to provide additional funding of $50,000, payable in two installments of $25,000 each on October 1, 2011 and February 5, 2012. The October 1, 2011 installment was paid on October 12, 2011, and by mutual agreement, the February 5, 2012 installment was paid on May 1, 2012. In August 2012, the CRADA was extended to April 1, 2013, with no additional funding requirement. The CRADA terminated as scheduled on April 1, 2013.

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of December 31, 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning on January 1, 2014 and each year thereafter.

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. The Company did not incurred any expense for the costs of materials, labor and expenses related to its agreements with Chem-Master during the three months ended March 31, 2013 and 2012,

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of March 31, 2013, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of March 31, 2013, the Company had paid $58,500 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of March 31, 2013, contracts with a total estimated cost of $62,000 were in process, of which $58,935 had been paid.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. Total fees charged to operations for services paid to Theradex pursuant to this arrangement were $7,393 and $54,187 for the three months ended March 31, 2013 and 2012, respectively, and $186,980 for the period from August 9, 2005 (inception) to March 31, 20132 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011. Dr. Royds died on March 23, 2013.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement were $48,783 for the three months ended March 31, 2013, the first period for which costs were incurred under this agreement, and are included in research and development costs in the Company's condensed consolidated statements of operations.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2013 aggregating $2,316,461, of which $195,253 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2013. Amounts included in the 2013 column represent amounts due at March 31, 2013 for the remainder of the 2013 fiscal year ending December 31, 2013.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$58,205	$58,205	$—	$—	$—	$—
Theradex work order agreement	1,971,539	571,539	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,316,461	$796,461	$1,030,000	$430,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At March 31, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

On March 23, 2013, Dr. Robert B. Royds, a member of the Company’s Board of Directors, died. Dr. Royds was the founder, Chairman of the Board, and Medical Director of Theradex Systems, Inc. (“Theradex”), the organization which the Company has contracted with to manage and administer the Phase 1 clinical trial of the Company’s LB-100 compound. Theradex is an international contract research organization that provides professional services for the clinical research and development of pharmaceutical compounds. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 9, 2013	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

