Form 10-Q
period 2013-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2013-08-05
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the Company had 41,583,097 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2013 (Unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended June 30, 2013 and 2012, Six Months Ended June 30, 2013 and 2012, and Period from August 9, 2005 (Inception) to June 30, 2013 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) - August 9, 2005 (Inception) to June 30, 2013 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2013 and 2012, and Period from August 9, 2005 (Inception) to June 30, 2013 (Cumulative)	8

Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended June 30, 2013 and 2012, Six Months Ended June 30, 2013 and 2012, and Period from August 9, 2005 (Inception) to June 30, 2013 (Cumulative)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

SIGNATURES	39

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash	$1,075,413	$1,655,122
Money market funds	6,135	6,134
Advances on research and development contract services	42,310	51,575
Prepaid expenses and other current assets	20,829	40,179
Total current assets	1,144,687	1,753,010
Total assets	$1,144,687	$1,753,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,951	$80,416
Research and development contract liabilities	33,347	14,019
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	266,015	261,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 41,583,097 shares at June 30, 2013 and December 31, 2012	4,158	4,158
Additional paid-in capital	13,154,398	13,064,831
Deficit accumulated during the development stage	(12,279,884)	(11,577,131)
Total stockholders’ equity	878,672	1,491,858
Total liabilities and stockholders’ equity	$1,144,687	$1,753,010

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2013
	2013	2012	2013	2012	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	120,013	182,762	287,655	501,073	5,520,596
Depreciation	—	—	—	—	1,909
Research and development costs	248,795	217,263	415,099	490,815	4,984,891
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	368,808	400,025	702,754	991,888	10,557,396
Loss from operations	(368,808)	(400,025)	(702,754)	(991,888)	(10,557,396)
Interest income	1	1	1	6	27,436
Interest expense	—	—	—	—	(2,469)
Fair value of warrant extensions	—	—	—	—	(1,339,431)
Fair value of warrant discount	—	(334,024)	—	(334,024)	(334,024)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(368,807)	$(734,048)	$(702,753)	$(1,325,906)	$(12,279,884)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average common shares outstanding – basic and diluted	41,583,097	37,424,329	41,583,097	36,372,505

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to June 30, 2013

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

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to June 30, 2013

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	241,955	24	—	33,309	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	723,554	—	723,554
Stock-based research and development expense	—	—	—	293,450	—	293,450
Fair value of warrant discount	—	—		334,024	—	334,024
Fair value of warrant extensions	—	—	—	1,139,592	—	1,139,592
Net loss	—	—	—	—	(3,579,366)	(3,579,366)
Balance, December 31, 2012	41,583,097	4,158	—	13,064,831	(11,577,131)	1,491,858
Stock-based compensation expense	—	—	—	89,567	—	89,567
Net loss	—	—	—	—	(702,753)	(702,753)
Balance, June 30, 2013 (Unaudited)	41,583,097	$4,158	$—	$13,154,398	$(12,279,884)	$878,672

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2013
	2013	2012	(Cumulative)

Cash flows from operating activities:
Net loss	$(702,753)	$(1,325,906)	$(12,279,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based expenses included in general and administrative	89,567	314,624	3,270,542
Stock-based expenses included in research and development	—	—	758,484
Fair value of warrant extensions	—	—	1,339,431
Fair value of warrant discount	—	334,024	334,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	9,265	(17,157)	(42,310)
Prepaid expenses and other current assets	19,350	9,625	(20,829)
Increase (decrease) in -
Accounts payable and accrued expenses	(14,465)	(20,287)	65,951
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	19,328	20,862	33,347
Net cash used in operating activities	(579,708)	(684,215)	(6,465,335)

Cash flows from investing activities:
(Increase) decrease in money market funds	(1)	344,995	(6,135)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	(1)	344,995	(8,044)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	33,333	38,333
Proceeds from exercise of warrants	—	2,468,250	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	$—	$2,501,583	$7,548,792

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

	Six Months Ended June 30,		Period from August 9, 2005 (Inception) to June 30, 2013
	2013	2012	(Cumulative)

Cash:
Net increase (decrease)	$(579,709)	$2,162,363	$1,075,413
Balance at beginning of period	1,655,122	14,301	—
Balance at end of period	$1,075,413	$2,176,664	$1,075,413

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$—	$—	$193,598

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Six Months Ended June 30, 2013 and 2012, and

Period from August 9, 2005 (Inception) to June 30, 2013 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (hereinafter referred to collectively as the “Company”, unless the context indicates otherwise) at June 30, 2013, for the three months and six months ended June 30, 2013 and 2012, and for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2013, the results of its operations for the three months and six months ended June 30, 2013 and 2012, and for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative), and its cash flows for the six months ended June 30, 2013 and 2012, and for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements.

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

Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier (the blood-brain barrier), which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy and radiation therapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, the Company believes the LB-100 series of compounds may be useful against most, if not all, cancer types.

On June 18, 2013, an article was published in the medical journal Clinical Cancer Research showing that LB-100 is a radiotherapy sensitizing agent that increases the effectiveness of x-ray treatment against human pancreatic cancer cells in an animal model, as the Company has shown for two other types of human cancers. These results are in keeping with the ability of LB-100 to enhance the effectiveness of existing cytotoxic treatments, both chemotherapy and radiotherapy, against different types of cancers. Because LB-100 itself does not readily enter the brain in animal models, the Company has developed new related compounds which have been shown to penetrate the blood brain barrier (entering the brain after systemic injection) in mice, and is evaluating the effectiveness of these compounds in the treatment of brain tumors in animal models.

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

The June 25, 2013 issue of the Proceedings of the National Academy of Sciences reported that scientists at the National Institutes of Health had determined that one of the Company’s 200 series compounds significantly reduced the extent of structural damage in the brain and lessened neurological functional impairment in a rat model of traumatic brain injury (TBI). Given the need for methods to reduce injury to the brain after acute injuries caused by explosive devices, sports injuries and accidental falls, the Company is seeking partners in the private and governmental sectors to assist in developing these compounds for clinical evaluation.

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

At June 30, 2013, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and cash flows from operations.

The Company’s major focus in 2013 has been to initiate a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The clinical trial is estimated to take from 18 to 30 months and cost approximately $2,000,000. As of June 30, 2013, the Company has incurred $132,076 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the six months ended June 30, 2013.

At June 30, 2013, the Company had cash and money market funds aggregating $1,081,548. The Company expects that these funds will be adequate to meet its operating needs through at least December 31, 2013, and that during the remainder of 2013 the Company intends to continue with its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

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

The Company believes that it currently has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company expects that it will attempt to raise additional capital. Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $102,916 and $88,810 for the three months ended June 30, 2013 and 2012, respectively, $199,595 and $126,972 for the six months ended June 30, 2013 and 2012, respectively, and $1,608,992 for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2013, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2009 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At June 30, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

14

	2013	2012

Warrants	6,828,800	7,372,552
Stock options	3,650,000	3,150,000
Total	10,478,800	10,522,552

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance became effective for the Company on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

 In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This guidance clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The guidance became effective for the Company on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the guidance requires a company to cross-reference to related footnote disclosures. The guidance became effective for the Company on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830). This guidance resolves the diversity in practice relating to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance will become effective for the Company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At June 30, 2013, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2011	13,454,552	$0.607
Issued	—	—
Exercised	(6,355,752)	0.535
Expired	(270,000)	0.844
Warrants outstanding at December 31, 2012	6,828,800	0.667
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2013	6,828,800	$0.667	0.92

Warrants exercisable at December 31, 2012	6,659,840	$0.672
Warrants exercisable at June 30, 2013	6,659,840	$0.672	0.92

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2013:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	2,253,800	2,084,840
$0.750	4,575,000	4,575,000
	6,828,800	6,659,840

Based on a fair market value of $0.25 per share on June 30, 2013, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2013.

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2012

At June 30, 2013, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement, as described above.

5. Money Market Funds — Fair Value

Money market funds at June 30, 2013 and December 31, 2012 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with market values of $6,135 and $6,134, respectively. The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund's objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

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

 Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.

The following table presents money market funds at their level within the fair value hierarchy at June 30, 2013 and December 31, 2012.

	Total	Level 1	Level 2	Level 3

June 30, 2013:
Money market funds	$6,135	$6,135	$—	$—

December 31, 2012:
Money market funds	$6,134	$6,134	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At June 30, 2013 and December 31, 2012, stockholder advances outstanding and due to Dr. Kovach totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary for Dr. Kovach of $5,000 per month beginning March 15, 2011.  Dr. Kovach was paid a salary of $15,000 and $15,000 for the three months ended June 30, 2013 and 2012, respectively, $30,000 and $30,000 for the six months ended June 30, 2013 and 2012, respectively, and $137,500 for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative), and are included in general and administrative costs in the Company's condensed consolidated statements of operations.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement was for the period from May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $4,167 and $3,125 for the three months ended June 30, 2013 and 2012, respectively, $10,417 and $9,375 for the six months ended June 30, 2013 and 2012, respectively, and $75,000 for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. Total fees charged to operations for services paid to Theradex pursuant to this arrangement were $-0- and $73,743 for the three months ended June 30, 2013 and 2012, respectively, $7,393 and $127,930 for the six months ended June 30, 2013 and 2012, respectively, and $186,980 for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer center and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $75,079 for the three months ended June 30, 2013 and $123,862 for the six months ended June 30, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7. Total stock-based compensation expense relating to directors, officers and other related parties was $36,530 and $100,670 for the three months ended June 30, 2013 and 2012, respectively, $89,567 and $314,624 for the six months ended June 30, 2013 and 2012, respectively, and $3,568,775 for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative).

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

There were no new transactions during the six months ended June 30, 2013 that required an assessment of value pursuant to the Black-Scholes option-pricing model. For the purpose of assessing value for transactions requiring re-evaluation at June 30, 2013 that were entered into in prior periods, the Black-Scholes option-pricing model utilized the following inputs for the six months ended June 30, 2013: exercise price per share - $0.98; stock price per share – $0.25; expected dividend yield – 0.00%; expected volatility – 167.1%; average risk-free interest rate – 0.30%; expected life – 3.00 years.

There were no new transactions during the six months ended June 30, 2012 that required an assessment of value pursuant to the Black-Scholes option-pricing model. For the purpose of assessing value for transactions requiring re-evaluation at June 30, 2012 that were entered into in prior periods, the Black-Scholes option-pricing model utilized the following inputs for the six months ended June 30, 2012: exercise price per share - $0.98 to $1.00; stock price per share – $0.83; expected dividend yield – 0.00%; expected volatility – 150.1%; average risk-free interest rate – 0.62%; expected life – 4.00 to 4.26 years.

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months ended June 30, 2013 and 2012, the Company recorded charges to operations of $24,399 and $24,399, respectively, with respect to these options. During the six months ended June 30, 2013 and 2012, the Company recorded charges to operations of $48,530 and $48,798, respectively, with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months ended June 30, 2013 and 2012, the Company recorded a charge (credit) to operations of $(2,832) and $1,222, respectively, with respect to these options. During the six months ended June 30, 2013 and 2012, the Company recorded charges to operations of $3,357 and $11,482, respectively, with respect to these options.

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and was charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months ended June 30, 2013 and 2012, the Company recorded charges to operations of $-0- and $24,309, respectively, with respect to these options. During the six months ended June 30, 2013 and 2012, the Company recorded charges to operations of $8,548 and $48,618, respectively, with respect to these options. Dr. Royds died on March 23, 2013. As a result of the death of Dr. Royds, pursuant to the stock option agreement, Dr. Royds' executor has twelve months from March 23, 2013 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and is being charged to operations from September 16, 2012 through June 16, 2014. During the three months and six months ended June 30, 2013, the Company recorded charges to operations of $14,513 and $29,132, respectively, with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2011	3,250,000	$0.884
Granted	1,200,000	0.796
Exercised	(100,000)	0.333
Expired	(600,000)	0.889
Options outstanding at December 31, 2012	3,750,000	0.870
Granted	—	—
Exercised	—	—
Expired	(100,000)	1.650
Options outstanding at June 30, 2013	3,650,000	$0.848	2.59

Options exercisable at December 31, 2012	3,512,500	$0.876
Options exercisable at June 30, 2013	3,550,000	$0.854	2.55

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $56,800 at June 30, 2013, which is being recognized subsequent to June 30, 2013 over a weighted-average period of approximately eleven months.

The exercise prices of common stock options outstanding and exercisable are as follows at June 30, 2013:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	300,000	300,000
$0.500	200,000	200,000
$0.650	700,000	600,000
$0.980	450,000	450,000
$1.000	2,000,000	2,000,000
	3,650,000	3,550,000

Based on a fair market value of $0.25 per share on June 30, 2013, there were no exercisable but unexercised in-the-money common stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2013.

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2012.

Outstanding options to acquire 100,000 shares of the Company’s common stock had not vested at June 30, 2013.

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

Patent License Agreement

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of June 30, 2013 and December 31, 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning on January 1, 2014 and each year thereafter.

Research and Development Contracts

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. During the three months ended June 30, 2013 and 2012, the Company recorded charges to operations of $75 and $-0-, respectively, with respect to this agreement. During the six months ended June 30, 2013 and 2012, the Company recorded charges to operations of $75 and $-0-, respectively, with respect to this agreement.

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of June 30, 2013, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of June 30, 2013, the Company had paid $65,000 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of June 30, 2013, contracts with a total estimated cost of $62,000 were in process, of which $54,630 had been paid.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. Total fees charged to operations for services paid to Theradex pursuant to this arrangement were $-0- and $73,743 for the three months ended June 30, 2013 and 2012, respectively, $7,393 and $127,930 for the six months ended June 30, 2013 and 2012, respectively, and $186,980 for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer center and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $75,079 for the three months ended June 30, 2013 and $123,862 for the six months ended June 30, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's condensed consolidated statements of operations.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2013 aggregating $2,238,508, of which $200,064 is included in current liabilities in the condensed consolidated balance sheet at June 30, 2013. Amounts included in the 2013 column represent amounts due at June 30, 2013 for the remainder of the 2013 fiscal year ending December 31, 2013.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$70,851	$70,851	$—	$—	$—	$—
Theradex work order agreement	1,880,940	480,940	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,238,508	$718,508	$1,030,000	$430,000	$30,000	$30,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 18, 2013, an article was published in the medical journal Clinical Cancer Research showing that LB-100 is a radiotherapy sensitizing agent that increases the effectiveness of x-ray treatment against human pancreatic cancer cells in an animal model, as the Company has shown for two other types of human cancers. These results are in keeping with the ability of LB-100 to enhance the effectiveness of existing cytotoxic treatments, both chemotherapy and radiotherapy, against different types of cancers. Because LB-100 itself does not readily enter the brain in animal models, the Company has developed new related compounds which have been shown to penetrate the blood brain barrier (entering the brain after systemic injection) in mice, and is evaluating the effectiveness of these compounds in the treatment of brain tumors in animal models.

The June 25, 2013 issue of the Proceedings of the National Academy of Sciences reported that scientists at the National Institutes of Health had determined that one of the Company’s 200 series compounds significantly reduced the extent of structural damage in the brain and lessened neurological functional impairment in a rat model of traumatic brain injury (TBI). Given the need for methods to reduce injury to the brain after acute injuries caused by explosive devices, sports injuries and accidental falls, the Company is seeking partners in the private and governmental sectors to assist in developing these compounds for clinical evaluation.

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

At June 30, 2013, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and cash flows from operations.

The Company’s major focus in 2013 has been to initiate a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The clinical trial is estimated to take from 18 to 30 months and cost approximately $2,000,000. As of June 30, 2013, the Company has incurred $132,076 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the six months ended June 30, 2013.

At June 30, 2013, the Company had cash and money market funds aggregating $1,081,548. The Company expects that these funds will be adequate to meet its operating needs through at least December 31, 2013, and that during the remainder of 2013 the Company intends to continue with its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

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

The Company believes that it currently has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company expects that it will attempt to raise additional capital. Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance became effective for the Company on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

 In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This guidance clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The guidance became effective for the Company on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the guidance requires a company to cross-reference to related footnote disclosures. The guidance became effective for the Company on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830). This guidance resolves the diversity in practice relating to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance will become effective for the Company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

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

On June 18, 2013, an article was published in the medical journal Clinical Cancer Research showing that LB-100 is a radiotherapy sensitizing agent that increases the effectiveness of x-ray treatment against human pancreatic cancer cells in an animal model, as the Company has shown for two other types of human cancers. These results are in keeping with the ability of LB-100 to enhance the effectiveness of existing cytotoxic treatments, both chemotherapy and radiotherapy, against different types of cancers. Because LB-100 itself does not readily enter the brain in animal models, the Company has developed new related compounds which have been shown to penetrate the blood brain barrier (entering the brain after systemic injection) in mice, and is evaluating the effectiveness of these compounds in the treatment of brain tumors in animal models.

 The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, anti-fungal treatments, and/or neuroprotective measures.

The significant diversity of the potential therapeutic value of the Company’s series 2 compounds (LB-201 and homologs) stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi and appear to ameliorate pathologic processes that lead to brain injury caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases, including Alzheimer’s disease, Parkinson’s disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease).

The June 25, 2013 issue of the Proceedings of the National Academy of Sciences reported that scientists at the National Institutes of Health determined that one of the Company’s 200 series compounds significantly reduced the extent of structural damage in the brain and lessened neurological functional impairment in a rat model of traumatic brain injury (TBI). Given the need for methods to reduce injury to the brain after acute injuries caused by explosive devices, sports injuries and accidental falls, the Company is seeking partners in the private and governmental sectors to assist in developing these compounds for clinical evaluation.

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

Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier (the blood-brain barrier), which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy and radiation therapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, the Company believes the LB-100 series of compounds may be useful against most, if not all, cancer types.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at June 30, 2013.

Three Months Ended June 30, 2013 and 2012

General and Administrative.  For the three months ended June 30, 2013, general and administrative costs were $120,013, which consisted of the fair value of stock options issued to directors and consultants of $36,530, consulting and professional fees of $45,448, insurance expense of $9,290, officer’s salary and related costs of $16,672, stock transfer fees of $2,526, travel and entertainment costs of $5,717, and other operating costs of $3,830.

For the three months ended June 30, 2012, general and administrative costs were $182,762, which consisted of the fair value of stock options issued to directors and consultants of $100,670, consulting and professional fees of $44,513, insurance expense of $6,375, officer’s salary and related costs of $16,648 stock transfer fees of $3,227, travel and entertainment costs of $1,386, and other operating costs of $9,943.

A significant component of the fair value of stock options issued to directors and consultants of $100,670 for the three months ended June 30, 2012 was an amortization expense of $50,740 for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on October 5, 2011 and that were fully amortized in 2012.

Research and Development.  For the three months ended June 30, 2013, research and development costs were $248,795, which consisted of patent costs of $102,916, third-party contractor costs of $141,712, and consulting fees to a related party of $4,167.

Third-party contractor costs of $141,712 for the three months ended June 30, 2013 includes $75,079 related to the Phase 1 clinical trial of LB-100.

For the three months ended June 30, 2012, research and development costs were $217,263, which consisted of patent costs of $88,810, third-party contractor costs of $125,328, and consulting fees to a related party of $3,125.

Fair Value of Warrant Discount. During the three months ended June 30, 2012, the Company incurred an expense of $334,024, which represented the fair value of a 25% discount offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,082,000 shares of the Company’s common stock. The discounts ranged from $0.125 to $0.188 per share, and generated net proceeds to the Company of $2,468,250.

 Net Loss.  For the three months ended June 30, 2013, the Company incurred a net loss of $368,807, as compared to a net loss of $734,048 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

General and Administrative.  For the six months ended June 30, 2013, general and administrative costs were $287,655, which consisted of the fair value of stock options issued to directors and consultants of $89,567, consulting and professional fees of $125,816, insurance expense of $18,195, officer’s salary and related costs of $33,496, stock transfer fees of $4,521, travel and entertainment costs of $7,231, and other operating costs of $8,829.

 For the six months ended June 30, 2012, general and administrative costs were $501,073, which consisted of the fair value of stock options issued to directors and consultants of $314,624, consulting and professional fees of $116,156, insurance expense of $12,750, officer’s salary and related costs of $33,625 stock transfer fees of $6,333, travel and entertainment costs of $3,973, and other operating costs of $13,612.

A significant component of the fair value of stock options issued to directors and consultants of $314,624 for the six months ended June 30, 2012 was an amortization expense of $205,726 for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on October 5, 2011 and that were fully amortized in 2012.

Research and Development.  For the six months ended June 30, 2013, research and development costs were $415,099, which consisted of patent costs of $199,595, third-party contractor costs of $205,087, and consulting fees to a related party of $10,417.

Third-party contractor costs of $205,087 for the six months ended June 30, 2013 includes $123,862 related to the Phase 1 clinical trial of LB-100.

For the six months ended June 30, 2012, research and development costs were $490,815, which consisted of patent costs of $126,972, third-party contractor costs of $354,468, and consulting fees to a related party of $9,375.

On April 30, 2012, the Company submitted an IND application to the FDA. In connection therewith, the Company engaged the CRO responsible for the clinical development of its lead compound, LB-100, to prepare the IND application for filing with the FDA. Accordingly, third-party contractor costs for the six months ended June 30, 2012 included $125,053 to the CRO related to the IND application.

Fair Value of Warrant Discount. During the six months ended June 30, 2012, the Company incurred an expense of $334,024, which represented the fair value of a 25% discount offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,082,000 shares of the Company’s common stock. The discounts ranged from $0.125 to $0.188 per share, and generated net proceeds to the Company of $2,468,250.

 Net Loss.  For the six months ended June 30, 2013, the Company incurred a net loss of $702,753, as compared to a net loss of $1,325,906 for the six months ended June 30, 2012.

Liquidity and Capital Resources – June 30, 2013

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

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. At June 30, 2013, the Company had cash and money market funds aggregating $1,081,548. The Company expects that these funds will be adequate to meet its operating needs through at least December 31, 2013, and that during this period the Company intends to continue with its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

At June 30, 2013, the Company had a working capital surplus of $878,672, as compared to working capital surplus of $1,491,858 at December 31, 2012, a decrease in working capital of $613,186 for the six months ended June 30, 2013. At June 30, 2013, the Company had cash and money market funds aggregating $1,081,548, as compared to $1,661,256 at December 31, 2012, a decrease of $579,708 for the six months ended June 30, 2013. The decrease in working capital and cash during the six months ended June 30, 2013 was the result of cash utilized by the Company in its operating activities.

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

The Company believes that it currently has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and fund its operating plans through at least December 31, 2013. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company expects that it will attempt to raise additional capital. Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities.  For the six months ended June 30, 2013, operating activities utilized cash of $579,708, as compared to utilizing cash of $684,215 for the six months ended June 30, 2012, to support the Company’s ongoing research and development activities.

Investing Activities.  For the six months ended June 30, 2013, investing activities consisted of a $1 increase in money market funds from interest earned during the period. For the six months ended June 30, 2012, investing activities consisted of $344,995 being withdrawn from a money market fund.

Financing Activities.  There were no financing activities during the six months ended June 30, 2013. For the six months ended June 30, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options and net proceeds of $2,468,250 resulting from the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants.

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

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of June 30, 2013 and December 31, 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning on January 1, 2014 and each year thereafter.

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. The Company did not incurred any expense for the costs of materials, labor and expenses related to its agreements with Chem-Master during the three months ended March 31, 2013 and 2012,

On February 2, 2012, the Company entered into an agreement with MRI Global for a series of studies. As of June 30, 2013, work orders for studies having a total estimated cost of $99,000 were in process under this agreement. As of June 30, 2013, the Company had paid $65,000 towards these work orders.

At various times, the Company has entered into agreements with Ash Stevens to conduct various studies. As of June 30, 2013, contracts with a total estimated cost of $62,000 were in process, of which $54,630 had been paid.

On March 17, 2010, the Company engaged Theradex Systems, Inc. (“Theradex”) to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. Total fees charged to operations for services paid to Theradex pursuant to this arrangement were $-0- and $73,743 for the three months ended June 30, 2013 and 2012, respectively, $7,393 and $127,930 for the six months ended June 30, 2013 and 2012, respectively, and $186,980 for the period from August 9, 2005 (inception) to June 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer center and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $75,079 for the three months ended June 30, 2013 and $123,862 for the six months ended June 30, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's condensed consolidated statements of operations.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2013 aggregating $2,238,508, of which $200,064 is included in current liabilities in the condensed consolidated balance sheet at June 30, 2013. Amounts included in the 2013 column represent amounts due at June 30, 2013 for the remainder of the 2013 fiscal year ending December 31, 2013.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$70,851	$70,851	$—	$—	$—	$—
Theradex work order agreement	1,880,940	480,940	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,238,508	$718,508	$1,030,000	$430,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At June 30, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 5, 2013	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

