Form 10-Q
period 2013-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2013-11-07
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the Company had 41,583,097 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2013 (Unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended September 30, 2013 and 2012, Nine Months Ended September 30, 2013 and 2012, and Period from August 9, 2005 (Inception) to September 30, 2013 (Cumulative)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) - August 9, 2005 (Inception) to September 30, 2013 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2013 and 2012, and Period from August 9, 2005 (Inception) to September 30, 2013 (Cumulative)	8

Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended September 30, 2013 and 2012, Nine Months Ended September 30, 2013 and 2012, and Period from August 9, 2005 (Inception) to September 30, 2013 (Cumulative)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	43

SIGNATURES	44

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash	$790,971	$1,655,122
Money market funds	6,135	6,134
Advances on research and development contract services	36,155	51,575
Prepaid expenses and other current assets	40,560	40,179
Total current assets	873,821	1,753,010
Total assets	$873,821	$1,753,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$64,617	$80,416
Research and development contract liabilities	62,169	14,019
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	293,503	261,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 41,583,097 shares at September 30, 2013 and December 31, 2012	4,158	4,158
Additional paid-in capital	13,169,095	13,064,831
Deficit accumulated during the development stage	(12,592,935)	(11,577,131)
Total stockholders’ equity	580,318	1,491,858
Total liabilities and stockholders’ equity	$873,821	$1,753,010

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period from August 9, 2005 (Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2013
	2013	2012	2013	2012	(Cumulative)
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	93,154	444,499	380,808	945,572	5,613,749
Depreciation	—	—	—	—	1,909
Research and development costs	219,898	393,670	634,998	884,485	5,204,790
Reverse merger costs	—	—	—	—	50,000
Total costs and expenses	313,052	838,169	1,015,806	1,830,057	10,870,448
Loss from operations	(313,052)	(838,169)	(1,015,806)	(1,830,057)	(10,870,448)
Interest income	1	1	2	7	27,437
Interest expense	—	—	—	—	(2,469)
Fair value of warrant extensions	—	(1,139,592)	—	(1,139,592)	(1,339,431)
Fair value of warrant discount	—	—	—	(334,024)	(334,024)
Liquidated damages under registration rights agreement	—	—	—	—	(74,000)
Net loss	$(313,051)	$(1,977,760)	$(1,015,804)	$(3,303,666)	$(12,592,935)
Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.09)
Weighted average common shares outstanding – basic and diluted	41,583,097	41,558,409	41,583,097	38,113,757

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to September 30, 2013

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

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to September 30, 2013

	Common Stock		Advances Under Equity	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	241,955	24	—	33,309	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	723,554	—	723,554
Stock-based research and development expense	—	—	—	293,450	—	293,450
Fair value of warrant discount	—	—		334,024	—	334,024
Fair value of warrant extensions	—	—	—	1,139,592	—	1,139,592
Net loss	—	—	—	—	(3,579,366)	(3,579,366)
Balance, December 31, 2012	41,583,097	4,158	—	13,064,831	(11,577,131)	1,491,858
Stock-based compensation expense	—	—	—	104,264	—	104,264
Net loss	—	—	—	—	(1,015,804)	(1,015,804)
Balance, September 30, 2013 (Unaudited)	41,583,097	$4,158	$—	$13,169,095	$(12,592,935)	$580,318

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2013
	2013	2012	(Cumulative)

Cash flows from operating activities:
Net loss	$(1,015,804)	$(3,303,666)	$(12,592,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based expenses included in general and administrative	104,264	671,110	3,285,239
Stock-based expenses included in research and development	—	293,450	758,484
Fair value of warrant extensions	—	1,139,592	1,339,431
Fair value of warrant discount	—	334,024	334,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	15,420	(4,787)	(36,155)
Prepaid expenses and other current assets	(381)	(5,551)	(40,560)
Increase (decrease) in -
Accounts payable and accrued expenses	(15,799)	(42,639)	64,617
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	48,150	(61,636)	62,169
Net cash used in operating activities	(864,150)	(980,103)	(6,749,777)

Cash flows from investing activities:
(Increase) decrease in money market funds	(1)	344,995	(6,135)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	(1)	344,995	(8,044)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	33,333	38,333
Proceeds from exercise of warrants	—	2,468,250	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	$—	$2,501,583	$7,548,792

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	Nine Months Ended September 30,		Period from August 9, 2005 (Inception) to September 30, 2013
	2013	2012	(Cumulative)

Cash:
Net increase (decrease)	$(864,151)	$1,866,475	$790,971
Balance at beginning of period	1,655,122	14,301	—
Balance at end of period	$790,971	$1,880,776	$790,971

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$—	$109,391	$193,598

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2013 and 2012, and
Period from August 9, 2005 (Inception) to September 30, 2013 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Lixte Biotechnology, Inc. (hereinafter referred to collectively as the “Company”, unless the context indicates otherwise) at September 30, 2013, for the three months and nine months ended September 30, 2013 and 2012, and for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2013, the results of its operations for the three months and nine months ended September 30, 2013 and 2012, and for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative), and its cash flows for the nine months ended September 30, 2013 and 2012, and for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements.

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

At September 30, 2013, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2013 has been to initiate a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center.The cost of a clinical trial depends to a considerable extent upon the rate of patient accrual, as well as the number of patients entered into the clinical trial.  If screening tests render a patient ineligible for the clinical trial, the screening costs are realized, but patient accrual is not advanced.  Accordingly, the costs needed to complete a clinical trial with the planned number of participants may increase under such circumstances.

The Phase 1 clinical trial of LB-100 is estimated to take from 18 to 30 months and cost approximately $2,000,000. As of September 30, 2013, the Company has incurred $210,950 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the nine months ended September 30, 2013.

At September 30, 2013, the Company had cash and money market funds aggregating $797,106. The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through March 31, 2014. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company expects to attempt to raise additional capital.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

The amount and timing of future cash requirements will depend on the pace of the Company’s programs, particularly the completion of the Phase 1 clinical trial of LB-100. After completion of the Phase 1 clinical trial, the next step will be to determine the anti-cancer activity of LB-100, in combination with a widely used anti-cancer drug, against a specific type of human cancer in Phase 2 clinical trials. Subject to the availability of funds, the Company intends to continue with its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $86,424 and $54,858 for the three months ended September 30, 2013 and 2012, respectively, $286,019 and $181,830 for the nine months ended September 30, 2013 and 2012, respectively, and $1,695,416 for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative). Patent costs are included in research and development costs in the Company's condensed consolidated statements of operations.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2013, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2009 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At September 30, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2013	2012

Warrants	6,828,800	6,948,800
Stock options	3,550,000	3,750,000
Total	10,378,800	10,698,800

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

 In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This guidance clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The guidance became effective for the Company on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance provides direction for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). This guidance resolves the diversity in practice relating to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists (a consensus the FASB Emerging Issues Task Force). This guidance provides direction on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this guidance was to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At September 30, 2013, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2011	13,454,552	$0.607
Issued	—	—
Exercised	(6,355,752)	0.535
Expired	(270,000)	0.844
Warrants outstanding at December 31, 2012	6,828,800	0.667
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2013	6,828,800	$0.667	0.67

Warrants exercisable at December 31, 2012	6,659,840	$0.672
Warrants exercisable at September 30, 2013	6,659,840	$0.672	0.67

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2013:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	2,253,800	2,084,840
$0.750	4,575,000	4,575,000
	6,828,800	6,659,840

Based on a fair market value of $0.25 per share on September 30, 2013, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2013.

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2012

At September 30, 2013, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement, as described above.

5. Money Market Funds — Fair Value

Money market funds at September 30, 2013 and December 31, 2012 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with market values of $6,135 and $6,134, respectively. The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund's objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

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

The following table presents money market funds at their level within the fair value hierarchy at September 30, 2013 and December 31, 2012.

	Total	Level 1	Level 2	Level 3

September 30, 2013:
Money market funds	$6,135	$6,135	$—	$—

December 31, 2012:
Money market funds	$6,134	$6,134	$—	$—

6. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At September 30, 2013 and December 31, 2012, stockholder advances outstanding and due to Dr. Kovach totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary for Dr. Kovach of $5,000 per month beginning March 15, 2011.  Dr. Kovach was paid a salary of $15,000 and $15,000 for the three months ended September 30, 2013 and 2012, respectively, $45,000 and $45,000 for the nine months ended September 30, 2013 and 2012, respectively, and $152,500 for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative), and are included in general and administrative costs in the Company's condensed consolidated statements of operations.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement was for the period from May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $-0- and $6,250 for the three months ended September 30, 2013 and 2012, respectively, $10,417 and $15,625 for the nine months ended September 30, 2013 and 2012, respectively, and $75,000 for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations.

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. ("Theradex") to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer center and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $87,088 for the three months ended September 30, 2013 and $210,950 for the nine months ended September 30, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's condensed consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex,  the Company has also from time to time to engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $4,862 and $22,401 for the three months ended September 30, 2013 and 2012, respectively, $11,988 and $150,331 for the nine months ended September 30, 2013 and 2012, respectively, and $191,575 for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7. Total stock-based compensation expense relating to directors, officers and other related parties was $14,697 and $649,936 for the three months ended September 30, 2013 and 2012, respectively, $104,264 and $964,560 for the nine months ended September 30, 2013 and 2012, respectively, and $3,583,472 for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative).

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

There were no new transactions during the nine months ended September 30, 2013 that required an assessment of value pursuant to the Black-Scholes option-pricing model. Additionally, there were no transactions entered into in prior periods that required re-evaluation of  assessed value at September 30, 2013.

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months ended September 30, 2013 and 2012, the Company recorded charges to operations of $-0- and $24,668, respectively, with respect to these options. During the nine months ended September 30, 2013 and 2012, the Company recorded charges to operations of $48,530 and $73,466, respectively, with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months ended June 30, 2013 and 2012, the Company recorded a charge (credit) to operations of $-0- and $(1,162), respectively, with respect to these options. During the nine months ended September 30, 2013 and 2012, the Company recorded charges to operations of $3,357 and $10,320, respectively, with respect to these options.

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

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations from September 12, 2007 through September 12, 2010. On September 12, 2013 and 2012, options to acquire 100,000 shares and 100,000 shares, respectively, expired unexercised.

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and was charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months ended September 30, 2013 and 2012, the Company recorded charges to operations of $-0- and $24,576, respectively, with respect to these options. During the nine months ended September 30, 2013 and 2012, the Company recorded charges to operations of $8,548 and $73,194, respectively, with respect to these options. Dr. Royds died on March 23, 2013. As a result of the death of Dr. Royds, pursuant to the stock option agreement, Dr. Royds' executor has twelve months from March 23, 2013 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and is being charged to operations from September 16, 2012 through June 16, 2014. During the three months ended September 30, 2013 and 2012, the Company recorded charges to operations of $14,697 and $20,529, respectively, with respect to these options. During the nine months ended September 30, 2013 and 2012, the Company recorded charges to operations of $43,829 and $20,529, respectively, with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2011	3,250,000	$0.884
Granted	1,200,000	0.796
Exercised	(100,000)	0.333
Expired	(600,000)	0.889
Options outstanding at December 31, 2012	3,750,000	0.870
Granted	—	—
Exercised	—	—
Expired	(200,000)	1.158
Options outstanding at September 30, 2013	3,550,000	$0.863	2.40

Options exercisable at December 31, 2012	3,512,500	$0.876
Options exercisable at September 30, 2013	3,475,000	$0.867	2.37

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $42,000 at September 30, 2013, which is being recognized subsequent to September 30, 2013 over a weighted-average period of approximately eight months.

The exercise prices of common stock options outstanding and exercisable are as follows at September 30, 2013:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.333	200,000	200,000
$0.500	200,000	200,000
$0.650	700,000	625,000
$0.980	450,000	450,000
$1.000	2,000,000	2,000,000
	3,550,000	3,475,000

Based on a fair market value of $0.25 per share on September 30, 2013, there were no exercisable but unexercised in-the-money common stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2013.

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2012.

Outstanding options to acquire 75,000 shares of the Company’s common stock had not vested at September 30, 2013.

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

Patent License Agreement

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of September 30, 2013 and December 31, 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning on January 1, 2014 and each year thereafter.

Research and Development Contracts

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. During the three months ended September 30, 2013 and 2012, the Company recorded charges to operations of $7,200 and $10,500, respectively, with respect to this agreement. During the nine months ended September 30, 2013 and 2012, the Company recorded charges to operations of $7,275 and $10,500, respectively, with respect to this agreement.

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. ("Theradex") to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer center and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $87,088 for the three months ended September 30, 2013 and $210,950 for the nine months ended September 30, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's condensed consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex,  the Company has also from time to time to engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $4,862 and $22,401 for the three months ended September 30, 2013 and 2012, respectively, $11,988 and $150,331 for the nine months ended September 30, 2013 and 2012, respectively, and $191,575 for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations

Periodically, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of September 30, 2013, contracts with a total estimated cost of $29,025, of which $4,410 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

At various times, the Company has entered into agreements with other unrelated vendors to conduct certain required studies. As of September 30, 2013, contracts outstanding with such vendors and in currently process had a total estimated cost of $134,150, of which $71,570 had been paid to date.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2013 aggregating $2,213,695, of which $227,659 is included in current liabilities in the condensed consolidated balance sheet at September 30, 2013. Amounts included in the 2013 column represent amounts due at September 30, 2013 for the remainder of the 2013 fiscal year ending December 31, 2013.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$97,300	$97,300	$—	$—	$—	$—
Theradex work order agreement	1,829,678	429,678	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,213,695	$693,695	$1,030,000	$430,000	$30,000	$30,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At September 30, 2013, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2013 has been to initiate a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The cost of a clinical trial depends to a considerable extent upon the rate of patient accrual, as well as the number of patients entered into the clinical trial.  If screening tests render a patient ineligible for the clinical trial, the screening costs are realized, but patient accrual is not advanced.  Accordingly, the costs needed to complete a clinical trial with the planned number of participants may increase under such circumstances.

The Phase 1 clinical trial of LB-100 is estimated to take from 18 to 30 months and cost approximately $2,000,000. As of September 30, 2013, the Company has incurred $210,950 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the nine months ended September 30, 2013.

  At September 30, 2013, the Company had cash and money market funds aggregating $797,106.  The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through March 31, 2014. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company expects to attempt to raise additional capital.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

The amount and timing of future cash requirements will depend on the pace of the Company’s programs, particularly the completion of the Phase 1 clinical trial of LB-100. After completion of the Phase 1 clinical trial, the next step will be to determine the anti-cancer activity of LB-100, in combination with a widely used anti-cancer drug, against a specific type of human cancer in Phase 2 clinical trials. Subject to the availability of funds, the Company intends to continue with its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

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

National Cancer Institute Experimental Therapeutics Program

On September 17, 2010, the National Cancer Institute (NCI) Experimental Therapeutics (NExT) Program Senior Advisory Committee (SAC) approved a collaboration by the NCI with the Company for clinical evaluation of LB-100, one of the Company’s drug compounds.  This collaboration was a milestone-based approach in which the NCI would first confirm studies of the LB-100 compound in an animal model of glioblastoma multiforme, the most common form of brain tumor of adults, and then conduct an initial exploratory toxicology study in an animal model.  At milestone intervals, the SAC would re-evaluate project progress before considering assignment of additional support and resources to this project.  As noted below, the NExT group advised the Company on several aspects of the process of pre-clinical characterization of LB-100 needed for submission of an IND and carried out an initial toxicological study of LB-100 in rats.  This study was used to guide the subsequent formal toxicology studies based on good laboratory practice (GLP) completed in rats and dogs by the Company with a contract research organization.  The Company subsequently conducted its own GLP toxicity studies and submitted an IND for a clinical trial of LB-100, which acknowledged the early assistance of the NExT program in planning the design of animal studies.

The NExT program of the NCI is a unique partnership program with the NCI to facilitate oncology drug discovery and development.  The NExT program is not a grant or a contract, but provides access to the NCI’s drug discovery and preclinical development resources, including expert advice concerning the various requirements for bringing a new compound to initial clinical trial. Participation in the NExT program is accomplished via a competitive application process.  The Company was admitted to the NExT program in September 2010.  The Company received advice as to how to proceed with pre-clinical development of its lead compound LB-100 and the NCI performed one rodent toxicology study with LB-100.  The Company was not responsible for any costs or payments, and neither party obtained or incurred any material rights or obligations.  As is standard for the NExT program, there was no specific agreement, other than to limit support to pre-clinical development pending validation of anti-tumor activity in a specific tumor model.  Activity deemed less than sufficient to warrant extension of NExT program support toward clinical development led to termination of the Company’s participation in the NExT program on July 21, 2011.  The Company subsequently carried out the pre-clinical studies for and obtained an IND from the FDA to study LB-100 in a Phase I clinical trial, which commenced in April 2013.

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

Intellectual Property

The Company’s products will derive directly from its intellectual property, including the property covered by its patents.  These patents now cover sole rights to the composition and synthesis of the LB-100 and LB-200 series of drugs.  Joint patent applications with the NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma. The Company has also filed claims for the use of certain homologs of both series of drugs for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease), stroke, and traumatic brain injury and of homologs of the LB-200 series for treatment of serious systemic fungal infections and for the treatment of common fungal infections of the skin and nails.  Other claims cover biomarkers uniquely associated with specific types of cancer that may provide the bases for assays suitable for cancer detection and patents for development of a tool for screening new compounds for anti-cancer activity.

Patents for composition of matter and for several uses of both the LB-100 series (oxabicycloheptanes and –heptenes) and the LB-200 series (histone deacetylase inhibitors; HDACi) have been filed.  Patents for the LB-100 series and the LB-200 series have been filed in the United States and widely internationally (PCT).  International filings are currently all pending.

Issued patents are:

LB-100 Series Compounds
Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Priority Date	Type	Expiration Date
US 7,998,957	Feb 6, 2008	Composition and Use in Cancer Treatment	02/20/2030
US 8,227,473	Aug 1, 2009	Composition and Use in Cancer Treatment	02/20/2030
US 8,426,444 Divisional	Feb 6, 2008	Composition and Use in Cancer Treatment	02/06/2028

LB-200 Series Compounds
HDAC Inhibitors

US 8,143,445	Oct 1, 2008	Composition and Use in Cancer Treatment	08/23/2029
US 8,455,688 Divisional	Oct 1, 2008	Composition and Use in Cancer Treatment	10/01/2028

LB-100 and LB-200 Series Compounds
Neuroprotective Agents for the Prevention and Treatment of Neurodegenerative Diseases

US 8,058,268	Aug 1, 2009	Use in Treatment of Multiple CNS Diseases	12/31/2029
US 8,329,719 Divisional	Aug 1, 2009	Use in Treatment of Multiple CNS Diseases	07/29/2029

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance provides direction for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). This guidance resolves the diversity in practice relating to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists (a consensus the FASB Emerging Issues Task Force). This guidance provides direction on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this guidance was to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at September 30, 2013.

Three Months Ended September 30, 2013 and 2012

General and Administrative.  For the three months ended September 30, 2013, general and administrative costs were $93,154, which consisted of the fair value of stock options issued to directors and consultants of $14,697, consulting and professional fees of $34,378, insurance expense of $9,339, officer’s salary and related costs of $16,703, stock transfer fees of $2,511, travel and entertainment costs of $2,841, and other operating costs of $12,685.

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

On September 12, 2012, the Company incurred an expense of $286,100, which represented the fair value of  stock options to acquire 500,000 shares of the Company’s common stock that were granted to Gil Schwartzberg for his continuing contributions to the Company’s financial strategy.

Research and Development.  For the three months ended September 30, 2013, research and development costs were $219,898, which consisted of patent costs of $86,424 and third-party contractor costs of $133,474, including $87,088 related to the Phase 1 clinical trial of LB-100 which commenced in April 2013.

For the three months ended September 30, 2012, research and development costs were $393,670, which consisted of the vested portion of the fair value of stock options issued to a vendor of $293,450, patent costs of $54,858, third-party contractor costs of $39,112, and consulting fees to a related party of $6,250.

On September 11, 2012, the Company incurred an expense of $293,450, which represented the fair value of  stock options to acquire 500,000 shares of the Company’s common stock that were granted to Chem-Master International, Inc. for its contribution in the pursuit of new projects involving the Company’s compounds.

Fair Value of Warrant Extensions. During the three months ended September 30, 2012, the Company incurred an expense of $1,139,592, which represented the fair value of extending the expiration date of warrants to acquire 5,080,000 shares of the Company’s stock that were purchased  by investors as part of the offerings that closed on January 20, 2010 and February 22, 2010.

 Net Loss.  For the three months ended September 30, 2013, the Company incurred a net loss of $313,051, as compared to a net loss of $1,977,760 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

General and Administrative.  For the nine months ended September 30, 2013, general and administrative costs were $380,808, which consisted of the fair value of stock options issued to directors and consultants of $104,264, consulting and professional fees of $160,194, insurance expense of $27,534, officer’s salary and related costs of $50,198, stock transfer fees of $7,031, travel and entertainment costs of $10,072, and other operating costs of $21,515.

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

On September 11, 2012, the Company incurred an expense of $293,450, which represented the fair value of  stock options to acquire 500,000 shares of the Company’s common stock that were granted to Chem-Master International, Inc. for its contribution in the pursuit of new projects involving the Company’s compounds.

Research and Development.  For the nine months ended September 30, 2013, research and development costs were $634,998, which consisted of patent costs of $286,019,  third-party contractor costs of $338,562, including $210,950 related to the Phase 1 clinical trial of LB-100 which commenced in April 2013, and consulting fees to a related party of $10,417.

For the nine months ended September 30, 2012, research and development costs were $884,485, which consisted of the vested portion of the fair value of stock options issued to a vendor of $293,450, patent costs of $181,830, third-party contractor costs of $393,580, and consulting fees to a related party of $15,625.

On April 30, 2012, the Company submitted an IND application to the FDA. In connection therewith, the Company engaged the CRO responsible for the clinical development of its lead compound, LB-100, to prepare the IND application for filing with the FDA. Accordingly, third-party contractor costs for the nine months ended September 30, 2012 included $127,226 to the CRO related to the IND application.

Fair Value of Warrant Extensions. During the nine months ended September 30, 2012, the Company incurred an expense of $1,139,592, which represented the fair value of extending the expiration date of warrants to acquire 5,080,000 shares of the Company’s stock that were purchased  by investors as part of the offerings that closed on January 20, 2010 and February 22, 2010.

Fair Value of Warrant Discount. During the nine months ended September 30, 2012, the Company incurred an expense of $334,024, which represented the fair value of a 25% discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,082,000 shares of the Company’s common stock. The discounts ranged from $0.125 to $0.188 per share, and generated net proceeds to the Company of $2,468,250.

 Net Loss.  For the nine months ended September 30, 2013, the Company incurred a net loss of $1,015,804, as compared to a net loss of $3,303,666 for the nine months ended September 30, 2012.

Liquidity and Capital Resources – September 30, 2013

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

In May and June 2012, the Company raised $2,468,250 by offering a 25% discount to warrant holders as an inducement to exercise their warrants for cash through June 15, 2012. At September 30, 2013, the Company had cash and money market funds aggregating $797,106. The Company expects that these funds will be adequate to meet its operating needs through March 31, 2014.  Subject to the availability of funds, the Company intends to continue with its Phase 1 clinical trial of LB-100, continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

At September 30, 2013, the Company had a working capital surplus of $580,318, as compared to working capital surplus of $1,491,858 at December 31, 2012, a decrease in working capital of $911,540 for the nine months ended September 30, 2013. At September 30, 2013, the Company had cash and money market funds aggregating $797,106, as compared to $1,661,256 at December 31, 2012, a decrease of $864,150 for the nine months ended September 30, 2013. The decrease in working capital and cash during the nine months ended September 30, 2013 was the result of cash utilized by the Company in its operating activities.

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

The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through March 31, 2014. Accordingly, in late 2013 or early 2014, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company expects to attempt to raise additional capital.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities.  For the nine months ended September 30, 2013, operating activities utilized cash of $864,150, as compared to utilizing cash of $980,103 for the nine months ended September 30, 2012, to support the Company’s ongoing research and development activities.

Investing Activities.  For the nine months ended September 30, 2013, investing activities consisted of a $1 increase in money market funds from interest earned during the period. For the nine months ended September 30, 2012, investing activities consisted of $344,995 being withdrawn from a money market fund.

Financing Activities.  There were no financing activities during the nine months ended September 30, 2013. For the nine months ended September 30, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options and net proceeds of $2,468,250 resulting from the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants.

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

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of September 30, 2013 and December 31, 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning on January 1, 2014 and each year thereafter.

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. The Company has the right to terminate the Chem-Master Agreement at any time during its term upon sixty days prior written notice. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014, and to expressly provide for the design and synthesis of a new series of compounds designated as LB-300. The Company also periodically enters into other agreements with Chem-Master for other services. During the three months ended September 30, 2013 and 2012, the Company recorded charges to operations of $7,200 and $10,500, respectively, with respect to this agreement. During the nine months ended September 30, 2013 and 2012, the Company recorded charges to operations of $7,275 and $10,500, respectively, with respect to this agreement.

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. ("Theradex") to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by a nationally recognized comprehensive cancer center and is estimated to take from 18 to 30 months and cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center, laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $87,088 for the three months ended September 30, 2013 and $210,950 for the nine months ended September 30, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's condensed consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex, the Company has also from time to time to engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $4,862 and $22,401 for the three months ended September 30, 2013 and 2012, respectively, $11,988 and $150,331 for the nine months ended September 30, 2013 and 2012, respectively, and $191,575 for the period from August 9, 2005 (inception) to September 30, 2013 (cumulative), and are included in research and development costs in the Company's condensed consolidated statements of operations

Periodically, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of September 30, 2013, contracts with a total estimated cost of $29,025, of which $4,410 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

At various times, the Company has entered into agreements with other unrelated vendors to conduct certain required studies. As of September 30, 2013, contracts outstanding with such vendors and currently in process had a total estimated cost of $134,150, of which $71,570 had been paid to date.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2013 aggregating $2,213,695, of which $227,659 is included in current liabilities in the condensed consolidated balance sheet at September 30, 2013. Amounts included in the 2013 column represent amounts due at September 30, 2013 for the remainder of the 2013 fiscal year ending December 31, 2013.

		Payments Due By Year
	Total	2013	2014	2015	2016	2017
Research and development contracts	$97,300	$97,300	$—	$—	$—	$—
Theradex work order agreement	1,829,678	429,678	1,000,000	400,000	—	—
Patent license agreement	120,000	—	30,000	30,000	30,000	30,000
Liquidated damages payable under registration rights agreement	74,000	74,000		—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,213,695	$693,695	$1,030,000	$430,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At September 30, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 6, 2013	By:	/s/ JOHN S. KOVACH
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

