Form 10-K
period 2013-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2014-03-21
CIK 1335105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Issuer’s revenues for its fiscal year ended December 31, 2013: $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $3,179,000.

There were 41,583,097 shares of the Company’s common stock outstanding on March 7, 2014.

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

DESCRIPTION OF BUSINESS

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases, such as Gaucher’s disease) in which errors in normal cellular processing lead to loss of functions important to normal cell function. This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit by treatment from the Company’s products.

The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature identifying the molecular variants which characterize human cancers and other non-cancer disorders. In the past decade, there has been an unprecedented expansion in knowledge of biochemical defects in the cancer cell. The Company designs drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs for the treatment of cancer, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases.

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

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 10, 2011, the PTO issued an Official Notice of Allowance in conjunction with the Company’s patent application for the structure and synthesis of its compounds of the LB-200 series. On November 15, 2011, the PTO awarded a patent to the Company for its lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. Patent applications on these compounds are pending world-wide. The Company’s issued patents are summarized below at “Intellectual Property”.

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

Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier known as the “blood-brain barrier”, which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy and radiation therapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, the Company believes the LB-100 series of compounds may be useful against most, if not all, cancer types.

The second class of drugs under development by the Company, the LB-200 series, is the histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells such as occurs in stroke and Alzheimer’s disease. Potentially, this type of protective activity may have application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s Disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease).

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an Investigation New Drug (“IND”) application to the United States Food and Drug Administration (“FDA”) to conduct a Phase I clinical trial of LB-100, and engaged the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the "Investigator's Brochure", a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

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

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial (see NCTO 1837667 at www.clinicaltrials.gov) and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. The Company estimates that the Phase 1 clinical trial will be completed within the next 12 to 21 months (sometime between March and December 2015)and will cost a total of approximately $2,000,000, which will be paid to or through Theradex Systems, Inc. (“Theradex”), the contract research organization (“CRO”) responsible for the clinical development of LB-100. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the study and ultimately upon the total number of patients entered into the study to establish the proper doses of the drug for Phase 2 clinical trials.

The Phase 1 clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of the initial portion of the Phase 1 clinical trial is to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds.

The next step in the clinical development of LB-100 after the completion of a Phase 1 clinical trial is to obtain IND approval from the FDA to administer the drug to patients. In order to do this, the Company must demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. A compound that has a mechanism of action similar to that of LB-100 has been given with safety and benefit to cancer patients outside the United States in the past. This similar compound has a chemical feature which appears to be responsible for most of its toxicity. This feature has been removed from LB-100, making it likely that the Company’s compound will be less toxic and, therefore, safer for human use.

National Cancer Institute Experimental Therapeutics Program

On September 17, 2010, the National Cancer Institute (NCI) Experimental Therapeutics (NExT) Program Senior Advisory Committee (SAC) approved a collaboration by the NCI with the Company for clinical evaluation of LB-100. This collaboration is a milestone-based approach in which NCI will first confirm studies of the LB-100 compound in an animal model of glioblastoma multiforme, the most common form of brain tumor of adults, and conduct an initial exploratory toxicology study in an animal model. At milestone intervals, the SAC will re-evaluate project progress before considering assignment of additional support and resources to this project. As noted below, the NExT group advised the Company on several aspects of the process of pre-clinical characterization of LB-100 needed for submission of an IND and carried out an initial toxicological study of LB-100 in rats. This study was used to guide the subsequent formal toxicology studies based on good laboratory practice (GLP) completed in rats and dogs by the Company with a contract research organization. The Company subsequently conducted its own GLP toxicity studies and submitted an IND for a clinical trial of LB-100, which acknowledged the early assistance of the NExT program in planning the design of animal studies.

The NExT program of the NCI is a unique partnership with the NCI to facilitate oncology drug discovery and development. The program is not a grant or a contract, but provides access to the NCI’s drug discovery and preclinical development resources, including expert advice concerning the various requirements for bringing a new compound to initial clinical trial. Participation in the NExT program is via a competitive application. The Company was admitted to the program in September 2010. The Company received advice as to how to proceed with pre-clinical development of its lead compound LB-100 and the NCI performed one rodent toxicology study with LB-100. The Company was not responsible for any costs or payments, and neither party obtained or incurred any material rights or obligations. As is standard for the NExT program, there was no specific agreement, other than to limit support to pre-clinical development pending validation of anti-tumor activity in a specific tumor model. Activity deemed less than sufficient to warrant extension of NExT support toward clinical development led to termination of the Company’s participation in the program on July 21, 2011. As noted above, the Company subsequently carried out the pre-clinical studies for and obtained an IND from the FDA to study LB-100 in a Phase 1 clinical trial.

The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through April 30, 2014. Accordingly, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company will need to raise additional capital, likely in the form of equity, aggregating at least $2,000,000 to fund operations for the next twelve months.

Publications

The following publications have included articles discussing the Company’s compounds:

An article in the December 12, 2011edition of the Proceedings of the National Academy of Sciences in the United States reported that the Company’s investigational drug, LB-205 was shown to have therapeutic potential in a laboratory model of the genetic illness Gaucher’s disease. The Company has patent applications pending on the use of LB-205 for this purpose.

On June 18, 2013, an article was published in Clinical Cancer Research showing that LB-100 is a radiotherapy sensitizing agent that increases the effectiveness of x-ray treatment against human pancreatic cancer cells in an animal model, as the Company has shown for two other types of human cancers. These results are in keeping with the ability of LB-100 to enhance the effectiveness of existing cytotoxic treatments, both chemotherapy and radiotherapy, against different types of cancers. Because LB-100 itself does not readily enter the brain in animal models, the Company has developed new related compounds which have been shown to penetrate the blood brain barrier (entering the brain after systemic injection) in mice, and is evaluating the effectiveness of these compounds in the treatment of brain tumors in animal models.

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

Patents for composition of matter and for several uses of both the LB-100 series (oxabicycloheptanes and –heptenes) and the LB-200 series (histone deacetylase inhibitors; HDACi) have been filed. Patents for the LB-100 series and the LB-200 series have been filed in the U.S. and widely internationally (PCT). International filings are currently all pending.

Issued patents are:

LB-100 Series Compounds
Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Priority Date	Type	Expiration Date
US 7,998,957	Feb 6, 2008	Composition and Use in Cancer Treatment	2/20/2030
US 8,227,473	Aug 1, 2009	Composition and Use in Cancer Treatment	2/20/2030
US 8,426,444 Divisional	Feb 6, 2008	Composition and Use in Cancer Treatment	2/6/2028

LB-200 Series Compounds
HDAC Inhibitors

US 8,143,445	Oct 1, 2008	Composition and Use in Cancer Treatment	8/23/2029
US 8,455,688 Divisional	Oct 1, 2008	Composition and Use in Cancer Treatment	10/1/2028

LB-100 and LB-200 Series Compounds
Neuroprotective Agents for the Prevention and Treatment of Neurodegenerative Diseases

US 8,058,268	Aug 1, 2009	Use in Treatment of Multiple CNS Diseases	12/31/2029
US 8,329,719 Divisional	Aug 1, 2009	Use in Treatment of Multiple CNS Diseases	7/29/2029

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

Marketing Plan

The primary goal of the Company is to take LB-100 through Phase 1 clinical trials. Because of the novelty and spectrum of activity of LB-100, the Company believes it is reasonably likely it will find a partner in the pharmaceutical industry with interest in this compound. The Company, however, would prefer to delay partnering/licensing until the potential value of its products is augmented by demonstrating there is no impediment to clinical evaluation and a therapeutic dose level is determined in clinical trials. Demonstration of clinical usefulness would be expected to substantially increase the value of the Company’s product.

Research and Development

Further development of lead compounds from each of the LB-100 and LB-200 series requires pharmacokinetic/pharmacodynamic characterization (how long a drug persists in the blood and how long the drug is active at the intended target) and large animal toxicologic evaluation under conditions meeting FDA requirements. Most anti-cancer drugs fail in development because of unacceptable toxicity. By analogy with mechanistically related compounds, there is good reason to believe, however, that lead compounds of both series of drugs will be able to be given to humans safely by routes and at doses resulting in concentration of drug producing anti-cancer activity in animal model systems. The Company has demonstrated that lead compounds of both types affect their intended targets at doses that produce anti-cancer activity without discernable toxicity in animal models and has completed the large animal toxicity studies that were required for the submission of the IND for the Phase 1 clinical trial of LB-100.

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

Product Overview

The Company’s products will derive directly from its intellectual property, consisting of patents and applications for patents. The Company’s patents now cover sole rights to the composition and synthesis of the LB-100 and LB-200 series of drugs. Joint patent applications with NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma. The Company has also filed claims for the use of certain homologs of both series of drugs for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease), stroke, and traumatic brain injury and of homologs of the LB-200 series for treatment of serious systemic fungal infections and for the treatment of common fungal infections of the skin and nails. Other claims cover biomarkers uniquely associated with specific types of cancer that may provide the bases for assays suitable for cancer detection and patents for development of a tool for screening new compounds for anti-cancer activity.

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

 3.          Treatments for Neurodegenerative Diseases. Most experts believe that at present there are no significantly effective drugs available for the delay of progression, as well as prevention, of the common neurodegenerative diseases, including Alzheimer’s Disease, Parkinson’s Disease, and Amyotrophic Lateral Sclerosis Disease (ALS, or Lou Gehrig’s Disease), among a host of rarer chronic diseases of the brain. The Company is exploring mechanisms to evaluate its compounds for these activities with experts in the field, in academic or other not-for–profit settings.

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

Product Development

The Company is subject to FDA regulations as it conducts clinical trials. Additionally, any product for which the Company obtains marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with the Company’s products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

Employees

As of December 31, 2013, the Company had no full-time employees. Dr. Kovach is a Professor (part-time) in the Department of Preventive Medicine at the State University of New York (SUNY) in Stony Brook, New York. He received approvals from the School of Medicine of SUNY-Stony Brook and from the New York State Ethics Commission to operate the Company and to hold greater than 5% of the Company’s outstanding shares.

Dr. Kovach devotes approximately 40% of his efforts per year to research planning and management. Dr. Kovach’s contributions are made outside of his academic responsibilities. He directs, coordinates and manages the scientific and business development of the Company with the advice of the Company’s Board of Directors, the advisory committee, and, from time to time, various consultants with specific expertise.

Government Regulation

Studies done under the CRADA were carried out in compliance with applicable Statutes, Executive Capital Orders, HHS regulations and all FDA, CDC, and NIH policies as specified in Article 13, 13.1 and 13.2, of the PHS CRADA agreement.

The Company’s business is subject to the regulations of the FDA as it conducts clinical trials. Clinical trials are research studies to answer specific questions about new therapies or new ways of using known treatments. Clinical trials determine whether new drugs or treatments are both safe and effective and the FDA has determined that carefully conducted clinical trials are the fastest and safest way to find treatments that work in people.

The first phase of clinical trials, Phase 1 trials, are the initial studies to determine the metabolism and pharmacologic action of drugs in humans and side effects associated with increasing doses, and to gain early evidence of effectiveness. Patients entering such trials are those for whom no means of therapy is known to be associated with benefit. Such studies, including a proposal for the conduct of the clinical trial, require approval by the FDA.

The FDA also requires that an independent review body consider the benefits and risks of a clinical trial and grant approval for the proposed study including selecting of initial doses, plans for escalation of dose, plans for modification of dose if toxicity is encountered, plans for monitoring the wellbeing of individuals participating in the study, and for defining and measuring, to the extent possible, any untoward effects related to drug administration. Serious adverse effects, such as life-threatening toxicities and death, are immediately reportable to the review body and to the FDA. To minimize risk when studying a new drug, the initial dose is well below that expected to cause any toxicity. No more than three patients are entered at a given dose. In general, dose is not escalated within patients. Once safety is established by the absence of toxicity or low toxicity in a group of three patients, a planned higher dose is then evaluated in a subsequent group of three individuals and so on until dose-limiting toxicity is encountered. The dose level producing definite but acceptable toxicity is then selected as the dose level to be evaluated in Phase 2 trials. Thus, the goal of Phase 1 studies is to determine the appropriate dose level for evaluation of drug efficacy in patients with the same type of tumor at comparable stages of progression for whom no beneficial treatment is established.

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

ITEM 1B	RISK FACTORS

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

Our auditors have included a going concern modification in their opinion; we do not expect to obtain any revenues for several years and there is no assurance that we will ever generate revenue or be profitable.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2013 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through April 30, 2014. Accordingly, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company will need to raise additional capital, likely in the form of equity, aggregating at least $2,000,000 to fund operations for the next twelve months.

The amount and timing of future cash requirements will depend on the pace of these programs, particularly the completion of the Phase 1 trial of LB-100. After completion of the Phase 1 clinical trial, the next step will be to determine the anti-cancer activity against a particular type of human cancer in Phase 2 clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

If we were to materially breach any existing or future license or collaboration agreements, we could lose our ability to commercialize the related technologies, and our business could be materially and adversely affected.

We intend to enter into intellectual property licenses and agreements, all of which will be integral to our business. These licenses and agreements impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us. If we or our collaborators fail to perform under these agreements or otherwise breach obligations imposed by them, we could lose intellectual property rights that are important to our business.

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

Our success depends on the continued availability and contributions of our Chief Executive Officer and founder, Dr. John S. Kovach. In particular, Dr. Kovach is 77 years old, and, because of his arrangement with the State University of New York, does not devote his full time to us, although Dr. Kovach generally devotes a minimum of twenty hours a week to our business. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significant weaken our management, harm our ability to compete effectively and harm our business.

Dr. Kovach is involved in other business activities and may face a conflict in selecting between their other business interests and our business.

Dr. John Kovach, our Chief Executive Officer, is also a Professor (part-time) in the Department of Preventive Medicine at SUNY-Stony Brook. He may also become involved in the future with other business opportunities which may become available. Accordingly, Dr. Kovach may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts.

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

We cannot be certain that all patents applied for will be issued. In 2011, the Company received US patents for its lead compound, LB-100, as an anti-cancer agent and for the use of compounds of both the LB-100 and the LB-200 series for the prevention and treatment of neurodegenerative diseases. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

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

Dr. John Kovach, our current Chief Executive Officer, was the former stockholder of our operating subsidiary, and received shares of our stock in a reverse merger. He is currently eligible to sell some of his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply. In this connection, we have sold an aggregate of 3,555,220 shares of common stock in private placements occurring in June and July 2006, 999,995 shares in a December 2007 private placement, and an aggregate of 4,575,000 shares of our common stock in private placements in January and February 2010, all of which are currently eligible to be resold under Rule 144. In addition, during the year ended December 31, 2012, we issued 6,082,000 shares of common stock a result of the exercise of various stock warrants, and during the years ended December 31, 2011 and 2012, we issued 181,964 shares and 241,955 shares of common stock as a result of the exercise of various stock options. There were no issuances of common stock in 2013.

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

The Company conducts the preclinical research required for bringing a compound to clinical trial at contract research organizations. The Company maintains a single office in a designated area of Dr. Kovach’s residence and receives mail at the post office depot, 248 Route 25A, No. 2, East Setauket, New York 11733. Management does not believe that any additional facilities are needed at this time.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$0.92	$0.50
Second Quarter	$0.88	$0.65
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.70	$0.13

	High	Low
Year Ended December 31, 2013
First Quarter	$0.74	$0.25
Second Quarter	$0.35	$0.20
Third Quarter	$0.83	$0.50
Fourth Quarter	$0.71	$0.20

Holders

As of March 7, 2014, there were 41,583,097 shares of our common stock outstanding, held by approximately 88 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

Our dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2013, the most recently completed fiscal year.

Number of
securities
remaining
available for
	Number of		future issuance
	Securities to be		under equity
	issued upon	Weighted	compensation
	exercise of	average price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column 2)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A

Equity Compensation Plans Not Approved by Security Holders (2)	3,150,000	$0.83	1,550,000	(1)

(1)	Represents shares available under the Company’s 2007 Stock Option Plan.
(2)	Includes option for 200,000 shares exercisable by the estate of Dr. Robert B. Royds, a former director, who died on March 23, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On January 28, 2014, the Company’s Board of Directors extended to June 30, 2014 its outstanding warrants to acquire 1,748,800 shares of the Company’s common stock at $0.50 per share that were issued to investors and the placement agent in connection with offerings that closed on February 10, 2009, March 2, 2009 and April 6, 2009. All other outstanding warrants had previously been extended to June 30, 2014 on September 11, 2012. Included in such extension were warrants to acquire 815,920 shares of common stock scheduled to expire on February 10, 2014, warrants to acquire 312,880 shares of common stock scheduled to expire on March 2, 2014, and warrants to acquire 620,000 shares scheduled to expire on April 6, 2014.

On January 28, 2014, the Company offered to all of its warrant holders an inducement to exercise early by reducing the exercise price of currently outstanding warrants by 50%, if exercised on a cash basis by April 15, 2014. The exercise prices of the warrants before reduction were $0.50 per share (2,253,800 warrants) and $0.75 per share (4,575,000 warrants).

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2013 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2013, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2014 is to continue a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by nationally recognized comprehensive cancer centers. The cost of a clinical trial depends to a considerable extent upon the rate of patient accrual, as well as the number of patients entered into the clinical trial.  If screening tests render a patient ineligible for the clinical trial, the screening costs are realized, but patient accrual is not advanced.  Accordingly, the costs needed to complete a clinical trial with the planned number of participants may increase under such circumstances.

The Company estimates that the Phase 1 clinical trial will be completed within the next 12 to 21 months (sometime between March and December 2015) and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  As of December 31, 2013, the Company has incurred $278,721 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the year ended December 31, 2013.

At December 31, 2013, the Company had cash and money market funds aggregating $481,154. The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through April 30, 2014. Accordingly, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company will need to raise additional capital, likely in the form of equity, aggregating at least $2,000,000 to fund operations for the next twelve months.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance provides direction for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

Concentration of Risk

The Company periodically contracts with directors, including companies controlled by or associated with directors, to provide consulting services related to the Company’s research and development and clinical trial activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task, and can include both cash and non-cash compensation.  The only such contract that represents 10% or more of general and administrative or research and development costs is described below.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed within the next 12 to 21 months (sometime between March and December 2015).  The Phase 1 clinical trial is estimated to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $278,721 for the year ended December 31, 2013, or approximately 32% of research and development costs for the year ended December 31, 2013. The costs charged to operations for amounts paid to Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2014 and 2015. Costs pursuant to this agreement are included in research and development costs in the Company's consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $14,964 and $163,661 for the years ended December 31, 2013 and 2012, respectively, or approximately 2% and 16% of research and development costs for the years ended December 31, 2013 and 2012, respectively, and are included in research and development costs in the Company's consolidated statements of operations.

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

Options granted to members of the Company’s Scientific Advisory Committee and to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

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

The research on brain tumors was conducted in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. Dr. Zhuang was aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA was to develop more effective drugs for the treatment of GBM through the processes required to gain allowance from the FDA for clinical trials. The CRADA terminated as scheduled on April 1, 2013.

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

Operating Plans

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases, such as Gaucher’s disease) in which errors in normal cellular processing lead to loss of functions important to normal cell function. This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit by treatment from the Company’s products.

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

This approach has led to the development of two classes of drugs for the treatment of cancer, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases. .

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

Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier known as the “blood-brain barrier”, which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy and radiation therapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, the Company believes the LB-100 series of compounds may be useful against most, if not all, cancer types.

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

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of the initial portion of the Phase 1 clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Company estimates that the Phase 1 clinical trial will be completed within the next 12 to 21 months (sometime between March and December 2015) and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  As of December 31, 2013, the Company has incurred $278,721 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the year ended December 31, 2013.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at December 31, 2013.

Years Ended December 31, 2013 and 2012

General and Administrative.  For the year ended December 31, 2013, general and administrative costs were $494,959, which consisted of the fair value of stock options issued to directors and consultants of $119,125, consulting and professional fees of $211,170, insurance expense of $37,116, officer’s salary and related costs of $66,952, stock transfer fees of $6,957, travel and entertainment costs of $11,574, and other operating costs of $42,065.

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

General and administrative costs decreased by $598,655 or 54.7% in 2013 as compared to 2012, primarily as a result of a decrease of $512,384 in stock-based compensation .

A significant component of the fair value of stock options issued to directors and consultants of $723,554 for the year ended December 31, 2012 was the $286,100 expense for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on September 11, 2012 for his continuing contributions to the Company’s financial strategy, and the expense related to stock options previously issued to Gil Schwartzberg and to directors.

Research and Development.  For the year ended December 31, 2013, research and development costs were $879,886, which consisted of the vested portion of the fair value of stock options issued to a vendor of $125, patent costs of $405,285, third-party contractor costs of $464,059, including $278,721 related to the Phase 1 clinical trial of LB-100 which commenced in April 2013, and consulting fees to a related party of $ 10,417.

For the year ended December 31, 2012, research and development costs were $1,012,144, which consisted of the vested portion of the fair value of stock options issued to a vendor of $293,450, patent costs of $236,784, third-party contractor costs of $460,035, and consulting fees to a related party of $21,875.

Research and development costs decreased by $132,258 or 13.1% in 2013 as compared to 2012, primarily as a result of a decrease of $293,325 in stock-based compensation, offset by an increase of $168,501 in patent costs.

The fair value of stock options issued to a vendor of $293,450 for the year ended December 31, 2012 consisted of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Chem-Master International, Inc. on September 11, 2012 for its contribution in the pursuit of new projects involving the Company’s compounds.

Interest Income.  For the year ended December 31, 2013 and 2012, interest income was $3 and $8, respectively.

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

Net Loss.  For the year ended December 31, 2013, the Company incurred a net loss of $1,374,842, as compared to a net loss of $3,579,366 for the year ended December 31, 2012.

Liquidity and Capital Resources – December 31, 2013

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2013 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above”).

At December 31, 2013, the Company had a working capital surplus of $236,266, as compared to working capital surplus of $1,491,858 at December 31, 2012, a decrease in working capital of $1,255,592 for the year ended December 31, 2013. At December 31, 2013, the Company had cash and money market funds aggregating $481,154, as compared to $1,661,256 at December 31, 2012, a decrease of $1,180,102 for the year ended December 31, 2013. The decrease in working capital and cash during the year ended December 31, 2013 was the result of cash utilized by the Company in its operating activities.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The Company estimates that the Phase 1 clinical trial will be completed within the next 12 to 21 months (sometime between March and December 2015) and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  As of December 31, 2013, the Company has incurred $278,721 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the year ended December 31, 2013.

The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through April 30, 2014. Accordingly, in 2014, in order to continue to fund the Company’s operations, the Company expects to attempt to raise additional capital.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s cash requirements at that time, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities.  For the year ended December 31, 2013, operating activities utilized cash of $1,180,102, as compared to utilizing cash of $1,205,757 for the year ended December 31, 2012, to support the Company’s ongoing research and development activities.

Investing Activities.  For the year ended December 31, 2013, investing activities consisted of a $1 increase in money market funds from interest earned during the period. For the year ended December 31, 2012, investing activities consisted of a decrease of $344,995 in money market funds.

Financing Activities.  There were no financing activities during the year ended December 31, 2013. For the year ended December 31, 2012, financing activities consisted of $33,333 of proceeds from the exercise of stock options and net proceeds of $2,468,250 resulting from the Company offering a 25% discount to warrant holders during May and June 2012 as an inducement to exercise their warrants.

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

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of December 31, 2013 and 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company expects to pay a minimum annual royalty of $30,000 to the NIH beginning in 2014 and each year thereafter.

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years.  The Surgical Neurology Branch of NINDS, NIH will conduct research characterizing a variety of compounds proprietary to the Company, and will examine the compounds’ potential for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases.  Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH.  The exchange of material is for research only and implies no endorsement of the material on the part of either party.  Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADA does not generate any incremental cost to the Company.

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master International, Inc. (“Chem-Master”) to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock. On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014; thereafter, Chem-Master will be engaged as needed. The Company also periodically enters into other agreements with Chem-Master for other services. During the years ended December 31, 2013 and 2012, the Company recorded charges to operations of $7,275 and $24,500, respectively, with respect to this agreement.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds.  The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed within the next 12 to 21 months (sometime between March and December 2015). The Phase 1 clinical trial is estimated to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $278,721 for the year ended December 31, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $14,964 and $163,661 for the years ended December 31, 2013 and 2012, respectively, and $194,551 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

Periodically, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of December 31, 2013, contracts with a total estimated cost of $29,025, of which $17,415 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

At various times, the Company has entered into agreements with other unrelated vendors to conduct certain required studies. As of December 31, 2013, contracts outstanding with such vendors and in currently process had a total estimated cost of $104,100, of which $75,325 had been paid to date.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. ("NDA") for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company's Scientific Advisory Committee. The term of the agreement was for one year and provides for a quarterly cash fee of $4,000. The first such quarterly cash payment was made on January 12, 2014. There were no consulting or advisory fees charged to operations pursuant to this quarterly cash fee prior to January 1, 2014.  In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and 25,000 shares annually on June 24 thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the common stock on the grant date.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2013 aggregating $2,119,565, of which $213,000 is included in current liabilities in the consolidated balance sheet at December 31, 2013.

		Payments Due By Year
	Total	2014	2015	2016	2017	2018
Research and development contracts	$40,385	$40,385	$—	$—	$—	$—
Theradex work order agreement	1,746,463	1,346,463	400,000	—	—	—
Patent license agreement	150,000	30,000	30,000	30,000	30,000	30,000
Consulting agreement	16,000	16,000	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—	—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,119,565	$1,599,565	$430,000	$30,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At December 31, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, consisting of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2013 that materially affected or are reasonably likely to affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of our Company as of December 31, 2013. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

Our directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	77	Chief Executive Officer, Chief Financial Officer, Director
Dr. Philip F. Palmedo	80	Director
Dr. Mel Sorensen	57	Director
Dr. Kathleen P. Mullinix	69	Director

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

Dr. Kovach was recruited to SUNY-Stony Brook in 2000 to found the Long Island Cancer Center (now named the Stony Brook University Cancer Center). He is presently a professor (part-time) in the Department of Preventive Medicine at SUNY-Stony Brook in Stony Brook, New York. From 1994 to 2000, Dr. Kovach was Executive Vice President for Medical and Scientific Affairs, City of Hope National Medical Center in Los Angeles, California. His responsibilities included oversight of all basic and clinical research initiatives at the City of Hope. During that time he was also Director of the Beckman Research Center at City of Hope and a member of the Arnold and Mabel Beckman Scientific Advisory Board in Newport Beach, California.

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

Dr. Philip F. Palmedo

Philip F. Palmedo, PhD, is a physicist, entrepreneur, and corporate manager. Dr. Palmedo joined our board of directors on June 30, 2006. He founded and served as Chairman of the International Resources Group (IRG), an international consultancy in energy, natural resources and economic development. IRG was bought by L3 Communications in 2008. Dr. Palmedo designed and was the first President of the Long Island Research Institute formed by Brookhaven National Laboratory, Cold Spring Harbor Laboratory, and SUNY-Stony Brook to facilitate the commercialization of technologies. In 1988, Dr. Palmedo joined in the formation of Kepler Financial Management, Ltd., a quantitative financial research and trading company. He was President and Managing Director until 1991, when Renaissance Technologies Corporation acquired the company.

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

Arndt Hartmann, M.D.

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

Ferdinand Hofstadter, M.D.

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

Iwao Ojima, B.S., M.S., Ph.D.

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

Daniel D. Von Hoff, M.D., F.A.C.P.

Dr. Von Hoff is currently Physician in Chief, Distinguished Professor and Director of Clinical Translational Research Division at TGen (Translational Genomics Research Institute) in Phoenix, Arizona. He is also Chief Scientific Officer for US Oncology and for Scottsdale Healthcare’s Clinical Research Institute.  He holds an appointment as Professor of Medicine, Mayo Clinic, Scottsdale, Arizona.

Dr. Von Hoff’s major interest is in the development of new anticancer agents, both in the clinic and in the laboratory.  He and his colleagues were involved in the beginning of the development of many of the agents we now use routinely, including mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, irinotecan, nelarabine, capecitabine, lapatinib and others.  At present, he and his colleagues are concentrating on the development of molecularly targeted therapies, particularly for patients with advanced pancreatic cancer.

Dr. Von Hoff has published more than 620 papers, 137 book chapters and over 1050 abstracts.  Dr. Von Hoff received the 2010 David A. Karnofsky Memorial Award from the American Society of Clinical Oncology for his outstanding contributions to cancer research leading to significant improvement in patient care.

Dr. Von Hoff was appointed to President Bush’s National Cancer Advisory Board in 2004-2010. Dr. Von Hoff is the past President of the American Association for Cancer Research (the world’s largest cancer research organization), a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology.  He is a founder of ILEX™ Oncology, Inc. (acquired by Genzyme after Ilex had two agents, alemtuzumab and clofarabine, approved by the FDA for patients with leukemia).  Dr. Von Hoff is founder and the Editor Emeritus of Investigational New Drugs – The Journal of New Anticancer Agents; and, Editor-in-Chief of Molecular Cancer Therapeutics. He is a co-founder of the AACR/ASCO Methods in Clinical Cancer Research Workshop.

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2013.

ITEM 11.	EXECUTIVE COMPENSATION

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company during 2010 or in prior years. However, on February 18, 2011, the Company’s Board of Directors approved a salary to Dr. Kovach of $5,000 per month beginning March 15, 2011. In connection therewith, Dr. Kovach reduced his academic commitment from 80% to 60% in order to devote more time to the Company’s activities. Accordingly, during the years ended December 31, 2013 and 2012, Dr. Kovach was paid a salary of $60,000.

Option Grants in 2012 and 2013 - Named Executive Officer

None.

Aggregated Option Exercises in 2012 and 2013 Option Values at December 31, 2012 and at 2013 - Named Executive Officer

None.

Employment Agreements; Compensation

We have not entered into any employment agreements. As of December 31, 2013, we had no full-time employees. Effective March 15, 2011, the Board of Directors approved a salary for Dr. Kovach of $5,000 per month. Dr. Kovach was paid a total salary of $60,000 during the years ended December 31, 2013 and 2012. Dr. Kovach is also reimbursed for any out-of-pocket expenses. Any future compensation arrangements will be subject to the approval of the Board of Directors.

Consulting Agreements

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. On September 12, 2011, the options to acquire 500,000 shares of common stock expired unexercised. On September 12, 2012, the remaining options to acquire 500,000 shares of common stock expired unexercised. The consulting agreement was amended in October 2009 to extend the term to October 2013. In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 1,000,000 shares at $1.00 per share, 50% of which vested immediately and 50% vested in October 2010. On October 15, 2013, the options to acquire 500,000 shares of common stock expired unexercised. On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. On September 11, 2012, the Company, in recognition of his continuing contributions to its financial strategy, granted to Mr. Schwartzberg stock options to purchase 500,000 shares of common stock at $1.00 per share, exercisable for a period of the earlier of five years from the date of grant or the termination of the consulting agreement with Mr. Schwartzberg, On January 28, 2014, the consulting agreement was again amended to extend its term to January 28, 2019. In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 4,000,000 shares at $0.50 per share, 50% of which vested immediately and 50% vested in January 2015.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement is for the period from May 21, 2012 to May 31, 2013 and provides for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $10,417 and $21,875 for the years ended December 31, 2013 and 2012, respectively, and $75,000 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $14,964 and $163,661 for the years ended December 31, 2013 and 2012, respectively, and $194,551 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds.  The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed within the next 12 to 21 months (sometime between March and December 2015). The Phase 1 clinical trial is estimated to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $278,721 for the year ended December 31, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

Board of Director Compensation

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share). As a result of the death of Dr. Royds, pursuant to the stock option agreement, Dr. Royds' executor has twelve months from March 23, 2013 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share).

DIRECTOR COMPENSATION TABLE

						Non-Equity	Non-Qualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	Earnings ($)	($)(2)	($)
Philip F. Palmedo	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	196,000	0	0	0	196,000

Mel Sorensen	2013	0	0	0	0	0	0	10,417	10,417
Director	2012	0	0	0	0	0	0	21,875	21,875
	2011	0	0	0	0	0	0	25,000	25,000

Robert B. Royds	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	196,000	0	0	0	196.000

Kathleen P. Mullinix	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	118,000	0	0	0	118,000

(1)	Consists of grant date fair value calculated pursuant to Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

Scientific Advisory Committee Compensation

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

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. ("NDA") for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company's Scientific Advisory Committee.  The term of the agreement is for one year and provides for a quarterly cash fee of $4,000.  In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and 25,000 shares annually on June 24 thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the common stock on the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 7, 2014, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of March 7, 2014, there were 41,583,097 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 7, 2014, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class

Officers, Directors and 5% stockholders

Dr. John S. Kovach
248 Route 25A, No. 2
East Setauket, New York 11733	17,021,786		40.9%

Dr. Philip F. Palmedo
248 Route 25A, No. 2
East Setauket, New York 11733	1,066,020	(1)	2.5%

Dr. Mel Sorensen
248 Route 25A, No. 2
East Setauket, New York 11733	175,000	(2)	0.4%

Dr. Kathleen P. Mullinix
248 Route 25A, No. 2
East Setauket, New York 11733	175,000	(5)	0.4%

All officers and directors as a group
(four persons)	18,437,806	(1)(2)(5)(8)	43.6%

Gil Schwartzberg
269 South Beverly Drive, No. 1315
Beverly Hills, California 90212	9,473,397	(3)	21.2%

Dr. Debbie Schwartzberg
269 South Beverly Drive, No. 1315
Beverly Hills, California 90212	6,838,845	(4)	15.5%

Dr. Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	3,000,000	(6)	7.2%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	3,000,000	(7)	7.0%

(1)	Consists of 600,000 shares of common stock and warrants to purchase 200,000 shares of common stock owned by the Philip Palmedo Partnership, and 66,020 shares of common stock and options to purchase 200,000 shares of common stock owned by Dr. Palmedo. Dr. Palmedo is the general partner of the Philip Palmedo Partnership and has full voting, disposition and investment control as to such shares. All options and warrants are immediately exercisable or within 60 days.

(2)	Consists of options to purchase 175,000 shares of common stock, all of which are immediately exercisable.

(3)	Includes 750,800 shares of common stock, options to purchase 3,500,000 shares of common stock, and warrants to purchase 350,000 shares of common stock owned by Mr. Schwartzberg. Also includes 829,782 shares of common stock and warrants to purchase 150,000 shares of common stock owned by the Gil Schwartzberg IRA; 558,815 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control; 1,184,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Mr. Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Mr. Schwartzberg is the co-trustee. Excludes 1,504,845 shares of common stock and warrants to purchase 1,500,000 shares of common stock owned directly by Debbie Schwartzberg, the wife of Mr. Schwartzberg, as to which Mr. Schwartzberg disclaims beneficial ownership or control; and 500,000 shares of common stock by the Debbie Schwartzberg Family Trust. All options and warrants are immediately exercisable or within 60 days.

(4)	Includes 1,504,845 shares of common stock and warrants to purchase 1,500,000 shares of common stock owned by Ms. Schwartzberg. Also includes 500,000 shares of common stock owned by the Debbie Schwartzberg Family Trust; 1,184,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Ms. Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Ms. Schwartzberg is the co-trustee. Excludes 750,800 shares of common stock, options to purchase 3,500,000 shares of common stock and warrants to purchase 350,000 shares of common stock owned by Mr. Schwartzberg, the husband of Ms. Schwartzberg. Also excludes 829,782 shares of common stock and warrants to purchase 150,000 shares of common stock owned by the Gil Schwartzberg IRA, and 558,815 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control. All options and warrants are immediately exercisable.

(5)	Consists of options to purchase 175,000 shares of common stock, all of which are immediately exercisable or within 60 days.

(6)	Consists of 3,000,000 shares of common stock owned by the Arthur and Jane Riggs 1990 Revocable Trust.

(7)	Includes 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock owned by the Robert and Susan Greenberg Family Trust. The warrants are immediately exercisable.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)      Related Party Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2013.

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

As of December 31, 2013, Dr. Kovach had advanced an aggregate of $92,717 to the Company to meet operating expenses, all of which had been advanced at June 30, 2006. Such advances are non-interest bearing and are due on demand.

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg and granted to Mr. Schwartzberg stock options to purchase an aggregate of 1,000,000 shares of common stock, exercisable for a period of four years from vesting date at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on September 12, 2008. On September 12, 2011, the options to acquire 500,000 shares of common stock expired unexercised. On September 12, 2012, the remaining options to acquire 500,000 shares of common stock expired unexercised. The consulting agreement was amended in October 2009 to extend the term to October 2013. In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 1,000,000 shares at $1.00 per share, 50% of which vested immediately and 50% vested in October 2010. On October 15, 2013, the options to acquire 500,000 shares of common stock expired unexercised. On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of five years from the grant date at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. On September 11, 2012, the Company, in recognition of his continuing contributions to its financial strategy, granted to Mr. Schwartzberg stock options to purchase 500,000 shares of common stock at $1.00 per share, exercisable for a period of the earlier of five years from the date of grant or the termination of the consulting agreement with Mr. Schwartzberg, On January 28, 2014, the consulting agreement was again amended to extend its term to January 28, 2019. In connection with the extension, Mr. Schwartzberg was granted options to purchase an additional 4,000,000 shares at $0.50 per share, 50% of which vested immediately and 50% vested in January 2015.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement is for the period from May 21, 2012 to May 31, 2013 and provides for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $10,417 and $21,875 for the years ended December 31, 2013 and 2012, respectively, and $75,000 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

On March 17, 2010, the Company engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $14,964 and $163,661 for the years ended December 31, 2013 and 2012, respectively, and $194,551 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations. Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors on May 2, 2011.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds.  The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed within the next 12 to 21 months (sometime between March and December 2015). The Phase 1 clinical trial is estimated to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $278,721 for the year ended December 31, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

See “ITEM 11. EXECUTIVE COMPENSATION - Directors Compensation” for disclosure with respect to compensation (both cash and stock-based) to certain of our directors for services rendered.

(b)     Director Independence

The Company considers Drs. Palmedo, Sorensen and Mullinix to be “independent directors” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2013 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.C. in fiscal 2012 and 2013.

	2012	2013
Audit Fees(1)	$53,205	$49,664
Audit-Related Fees(2)	—	—
Tax Fees(3)	5,804	10,450
All Other Fees(4)	—	—
Total	$59,009	$60,114

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: March 21, 2014	By:	/s/ JOHN S. KOVACH
Name: John S. Kovach
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	Chief Executive Officer, Chief Financial	March 21, 2014
John S. Kovach	Officer, Principal Accounting Officer and Director

/s/ PHILIP F. PALMEDO	Director	March 21, 2014
Philip F. Palmedo

/s/ MEL SORENSEN	Director	March 21, 2014
Mel Sorensen

/s/ KATHLEEN P. MULLINIX	Director	March 21, 2014
Kathleen P. Mullinix

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.2	Bylaws.[2]
10.1
Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.[4]

10.2	Amendment No. 6 to CRADA.[5]
10.3	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated as of February 5, 2007.[6]
10.4	Amendment dated January 28, 2008 to Agreement with Chem-Master International, Inc.[7]
10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007.[8]
10.6	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.7	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.9	Amendment to Consulting Agreement with Gil Schwartzberg dated October 15, 2009.[12]
10.10	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.11	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Pro-Active Capital Group, LLC dated July 27, 2009.[9]
10.12	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.[10]
10.13	Stock Option Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
10.14	Consulting Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
10.15	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010.[12]
10.16	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013.[13]
10.17	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013. [13]
10.18	Advisory Agreement between Lixte Biotechnology Holdings, Inc. and Kathleen P. Mullinix dated January 1, 2014.[13]
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[13]
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[13]

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Registration on Form SB-2 as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2008 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference.

12	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

13	Filed herewith.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2013 and 2012, and
 Period from August 9, 2005 (Inception) to December 31, 2013 (Cumulative)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – December 31, 2013 and 2012	F-3

Consolidated Statements of Operations - Years Ended December 31, 2013 and 2012, and Period from August 9, 2005 (Inception) to December 31, 2013 (Cumulative)	F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) - Period from August 9, 2005 (Inception) to December 31, 2013	F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2013 and 2012, and Period from August 9, 2005 (Inception) to December 31, 2013 (Cumulative)	F-7

Notes to Consolidated Financial Statements – Years Ended December 31, 2013 and 2012, and Period from August 9, 2005 (Inception) to December 31, 2013 (Cumulative)	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lixte Biotechnology Holdings, Inc.
East Setauket, New York

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

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

WEINBERG & COMPANY, P.A.
Los Angeles, California
March 21, 2014

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$475,019	$1,655,122
Money market funds	6,135	6,134
Advances on research and development contract services	33,880	51,575
Prepaid expenses and other current assets	43,006	40,179
Total current assets	558,040	1,753,010
Total assets	$558,040	$1,753,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$107,774	$80,416
Research and development contract liabilities, including $34,398 and $9,679 to a related party at December 31, 2013 and 2012, respectively	47,283	14,019
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	321,774	261,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized - 100,000,000 shares; issued and outstanding – 41,583,097 shares	4,158	4,158
Additional paid-in capital	13,184,081	13,064,831
Deficit accumulated during the development stage	(12,951,973)	(11,577,131)
Total stockholders’ equity	236,266	1,491,858
Total liabilities and stockholders’ equity	$558,040	$1,753,010

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			August 9,
			2005
			(Inception) to
	Years Ended		December 31,
	December 31,		2013
	2013	2012	(Cumulative)

Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $115,768 and $724,204 to related parties for the years ended December 31, 2013 and 2012, respectively, and $2,763,909 for the period from August 9, 2005 to December 31, 2013 (cumulative).	494,959	1,093,614	5,727,899
Depreciation	—	—	1,909
Research and development costs, including $304,102 and $185,536 to related parties for the years ended December 31, 2013 and 2012, respectively, and $548,272 for the period from August 9, 2005 to December 31, 2013 (cumulative).	879,886	1,012,144	5,449,678
Reverse merger costs	—	—	50,000
Total costs and expenses	1,374,845	2,105,758	11,229,486
Loss from operations	(1,374,845)	(2,105,758)	(11,229,486)
Interest income	3	8	27,437
Interest expense	—	—	(2,469)
Fair value of warrant extensions	—	(1,139,592)	(1,339,431)
Fair value of warrant discount	—	(334,024)	(334,024)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(1,374,842)	$(3,579,366)	$(12,951,973)

Net loss per common share – Basic and diluted	$(0.03)	$(0.09)

Weighted average common shares outstanding – Basic and diluted	41,583,097	38,985,832

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to December 31, 2013

					Deficit
			Advances		Accumulated	Total
			Under	Additional	During the	Stockholders’
	Common Stock		Equity	Paid-in	Development	Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation expense	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation expense	250,000	25	—	890,669	—	890,694
Stock-based research and development expense	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation expense	—	—	—	357,987	—	357,987
Stock-based research and development expense	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation expense	150,000	15	—	745,965	—	745,980
Stock-based research and development expense	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	$3,050	$1,200,000	$5,147,583	$(5,049,551)	$1,301,082

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to December 31, 2013

					Deficit
			Advances		Accumulated	Total
			Under	Additional	During the	Stockholders’
	Common Stock		Equity	Paid-in	Development	Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964)
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	241,955	24	—	33,309	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	723,554	—	723,554
Stock-based research and development expense	—	—	—	293,450	—	293,450
Fair value of warrant discount	—	—		334,024	—	334,024
Fair value of warrant extensions	—	—	—	1,139,592	—	1,139,592
Net loss	—	—	—	—	(3,579,366)	(3,579,366)
Balance, December 31, 2012	41,583,097	4,158	—	13,064,831	(11,577,131)	1,491,858
Stock-based compensation expense	—	—	—	119,250	—	119,250
Net loss	—	—	—	—	(1,374,842)	(1,374,842)
Balance, December 31, 2013	41,583,097	$4,158	$—	$13,184,081	$(12,951,973)	$236,266

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 9,
			2005
			(Inception) to
	Years Ended		December 31,
	December 31,		2013
	2013	2012	(Cumulative)

Cash flows from operating activities:
Net loss	$(1,374,842)	$(3,579,366)	$(12,951,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based compensation expense included in general and administrative costs	119,125	723,554	3,300,100
Stock-based compensation expense included in research and development costs	125	293,450	758,609
Fair value of warrant extensions	—	1,139,592	1,339,431
Fair value of warrant discount	—	334,024	334,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	17,695	(22,592)	(33,880)
Prepaid expenses and other current assets	(2,827)	(4,825)	(43,006)
Increase (decrease) in -
Accounts payable and accrued expenses	27,358	(28,925)	107,774
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	33,264	(60,669)	47,283
Net cash used in operating activities	(1,180,102)	(1,205,757)	(7,065,729)

Cash flows from investing activities:
(Increase) decrease in money market funds	(1)	344,995	(6,135)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	(1)	344,995	(8,044)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	33,333	38,333
Proceeds from exercise of warrants	—	2,468,250	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	—	2,501,583	7,548,792

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

			Period from
			August 9,
			2005
			(Inception) to
	Years Ended		December 31,
	December 31,		2013
	2013	2012	(Cumulative)

Cash:
Net increase (decrease)	$(1,180,103)	$1,640,821	$475,019
Balance at beginning of period	1,655,122	14,301	—
Balance at end of period	$475,019	$1,655,122	$475,019

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$—	$109,391	$193,598

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012, and
Period from August 9, 2005 (Inception) to December 31, 2013 (Cumulative)

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

Operating Plans

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases, such as Gaucher’s disease) in which errors in normal cellular processing lead to loss of functions important to normal cell function. This has occurred because the targets selected by the Company have multiple functions in the cell, which when altered result in different disorders that may benefit by treatment from the Company’s products.

The Company’s drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature identifying the molecular variants which characterize human cancers and other non-cancer disorders. The Company designs drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. The Company seeks to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway. This approach has led to the development of two classes of drugs for the treatment of cancer, protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases.

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

 The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an Investigation New Drug (“IND”) application to the FDA to conduct a Phase 1 clinical trial of LB-100, and engaged Theradex Systems, Inc. (“Theradex”), the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA.

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

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial (see NCTO 1837667 at www.clinicaltrials.gov) and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. The Company estimates that the Phase 1 clinical trial will be completed within the next 12 to 21 months (sometime between March and December 2015) and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  As of December 31, 2013, the Company has incurred $278,721 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the year ended December 31, 2013.. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the study and ultimately upon the total number of patients entered into the study to establish the proper doses of the drug for Phase 2 clinical trials.

The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The commencement of a Phase 1 clinical trial is a milestone in the Company’s goal of developing a successful product platform.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2013 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2013, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2013 has been related to the Company’s formation, capital raising efforts, and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

The Company’s major focus in 2014 is to continue a Phase 1 clinical trial of its lead phosphatase inhibitor, LB-100. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by nationally recognized comprehensive cancer centers. The cost of a clinical trial depends to a considerable extent upon the rate of patient accrual, as well as the number of patients entered into the clinical trial.  If screening tests render a patient ineligible for the clinical trial, the screening costs are realized, but patient accrual is not advanced.  Accordingly, the costs needed to complete a clinical trial with the planned number of participants may increase under such circumstances.

The Company estimates that the Phase 1 clinical trial will conclude within the next 12 to 21 months (sometime between March and December 2015) and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  As of December 31, 2013, the Company has incurred $278,721 of these clinical trial costs, which have been included in research and development expenses in the statement of operations for the year ended December 31, 2013.

At December 31, 2013, the Company had cash and money market funds aggregating $481,154. The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through April 30, 2014. Accordingly, in order to continue to fund the Company’s operations in 2014 and thereafter, the Company will need to raise additional capital, likely in the form of equity, aggregating at least $2,000,000 to fund operations for the next twelve months.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company's research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $405,285 and $236,784 for the years ended December 31, 2013 and 2012, respectively, and $1,814,682 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative). Patent costs are included in research and development costs in the Company's consolidated statements of operations.

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

Concentration of Risk

The Company periodically contracts with directors, including companies controlled by or associated with directors, to provide consulting services related to the Company’s research and development and clinical trial activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task, and can include both cash and non-cash compensation.  The only such contract that represents 10% or more of general and administrative or research and development costs is described below.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed within the next 12 to 21 months (sometime between March and December 2015). The Phase 1 clinical trial is expected to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $278,721 for the year ended December 31, 2013, or approximately 32% of research and development costs for the year ended December 31, 2013. The costs charged to operations for amounts paid to Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2014 and 2015. Costs pursuant to this agreement are included in research and development costs in the Company's consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $14,964 and $163,661 for the years ended December 31, 2013 and 2012, respectively, or approximately 2% and 16% of research and development costs for the years ended December 31, 2013 and 2012, respectively, and are included in research and development costs in the Company's consolidated statements of operations.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2013, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2009 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Options granted to members of the Company’s Scientific Advisory Committee and to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

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

At December 31, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2013	2012

Warrants	6,828,800	6,828,800
Stock options	3,150,000	3,750,000
Total	9,978,800	10,578,800

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance provides direction for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance will become effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

On the date of the closing of the private placement, the Company believed it would meet the deadlines under the registration rights agreement with respect to filing a registration statement and having it declared effective by the Securities and Exchange Commission. As a result, the Company did not record any liabilities associated with the registration rights agreement at June 30, 2006. At December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame and therefore recorded a current liability representing six months liquidated damages under the registration rights agreement aggregating approximately $74,000. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 14, 2007. At December 31, 2013, the registration penalty payable to the investors had not been paid, and has been included in the Company’s balance sheet as a current liability for all periods presented.

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

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Warrants outstanding at December 31, 2011	13,454,552	$0.607
Issued	—	—
Exercised	(6,355,752)	0.535
Expired	(270,000)	0.844
Warrants outstanding at December 31, 2012	6,828,800	0.667
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2013	6,828,800	$0.667	0.67

Warrants exercisable at December 31, 2012	6,659,840	$0.672
Warrants exercisable at December 31, 2013	6,659,840	$0.672	0.42

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2013:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	2,253,800	2,084,840
$0.750	4,575,000	4,575,000
	6,828,800	6,659,840

Based on a fair market value of $0.13 per share on December 31, 2013, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2013.

Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2012

At December 31, 2013, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement, as described above.

Effective January 28, 2014, the Company entered into various transactions involving its outstanding warrants, as described at Note 9.

4. Money Market Funds — Fair Value

Money market funds at December 31, 2013 and 2012 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with market values of $6,135 and $6,134, respectively. The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund's objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.

The following table presents money market funds at their level within the fair value hierarchy at December 31, 2013 and 2012.

	Total	Level 1	Level 2	Level 3

December 31, 2013:
Money market funds	$6,135	$6,135	$—	$—

December 31, 2012:
Money market funds	$6,134	$6,134	$—	$—

5. Related Party Transactions

Prior to June 30, 2006, the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, had periodically made advances to the Company to meet operating expenses. Such advances are non-interest-bearing and are due on demand. At December 31, 2013 and 2012, stockholder advances outstanding and due to Dr. Kovach totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

In view of the Company’s development stage status and limited resources, Dr. Kovach did not receive any compensation from the Company prior to 2011. However, on February 18, 2011, the Company’s Board of Directors approved a salary for Dr. Kovach of $5,000 per month beginning March 15, 2011.  Dr. Kovach was paid a salary of $60,000 for the years ended December 31, 2013 and 2012, and $167,500 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), which amounts are included in general and administrative costs in the Company's consolidated statements of operations.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, he may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Mel Sorensen for continuing consultation and advice. The term of the new agreement was for the period from May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. All installments have been paid as due. Consulting and advisory fees charged to operations pursuant to these agreements were $10,417 and $21,875 for the years ended December 31, 2013 and 2012, respectively, and $75,000 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed within the next 12 to 21 months (sometime between March and December 2015).  The Phase 1 clinical trial is estimated to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $278,721 for the year ended December 31, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $14,964 and $163,661 for the years ended December 31, 2013 and 2012, respectively, and $194,551 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. ("NDA") for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company's Scientific Advisory Committee. The term of the agreement was for one year and provides for a quarterly cash fee of $4,000. The first such quarterly cash payment was made on January 12, 2014. There were no consulting or advisory fees charged to operations pursuant to this quarterly cash fee prior to January 1, 2014. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and 25,000 shares annually on June 24 thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the common stock on the grant date.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Company’s Board of Directors, as described at Note 9.

 Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 6. Total stock-based compensation expense relating to directors, officers and other related parties was $119,250 and $1,017,004 for the years ended December 31, 2013 and 2012, respectively, and $3,598,461 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative).

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

New transactions during the year ended December 31, 2013 that required an assessment of value pursuant to the Black-Scholes option-pricing model utilized the following inputs: exercise price per share - $0.13; stock price per share – $0.13; expected dividend yield – 0.00%; expected volatility – 262.0%; average risk-free interest rate – 1.51%; expected life – 5 years. There were no transactions entered into in prior periods that required re-evaluation of assessed value at December 31, 2013.

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

As the Company’s common stock commenced trading on September 24, 2007, the Company was able to utilize such trading data to generate revised volatility factors as of the various measurement dates.

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

On June 30, 2011, the Company granted to Dr. Palmedo stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the years ended December 31, 2013 and 2012, the Company recorded charges to operations of $48,530 and $98,134, respectively, with respect to these options.

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

On June 30, 2011, the Company granted to Dr. Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the years ended December 31, 2013 and 2012, the Company recorded a charge (credit) to operations of $3,357 and $(650), respectively, with respect to these options.

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

 On October 15, 2009, the Company approved a first amendment to the above described consulting agreement with Gil Schwartzberg to extend it for an additional four years and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 1,000,000 shares of common stock, exercisable for a period of the earlier of four years from the vesting date or the termination of the consulting agreement at $1.00 per share, with one-half of the options (500,000 shares) vesting immediately and one-half (500,000 shares) vesting on October 15, 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $750,000 ($0.75 per share) on October 15, 2009, of which $375,000 was attributed to the fully-vested options and was thus charged to operations on October 15, 2009. The remaining unvested portion of the fair value of the options was charged to operations ratably from October 15, 2009 through October 15, 2010. On October 15, 2013, options to acquire 500,000 shares of common stock expired unexercised.

On January 28, 2014, the Company entered into a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a consultant and significant shareholder of the Company, as described at Note 9.

On October 5, 2011, the Company granted to Mr. Schwartzberg stock options to purchase an aggregate of 500,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $1.00 per share. One-quarter of the options vested immediately, with the balance vesting in three equal quarterly installments beginning on January 5, 2012. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $325,000 ($0.65 per share) and was charged to operations ratably from October 5, 2011 through October 4, 2012. During the year ended December 31, 2012, the Company recorded a charge to operations of $210,410 with respect to these options.

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

On September 12, 2007, the Company entered into a consulting agreement with Francis Johnson, a co-owner of Chem-Master International, Inc., and granted to Professor Johnson stock options to purchase an aggregate of 300,000 shares of common stock, exercisable for a period of four years from the vesting date at $0.333 per share, with one-third (100,000 shares) vesting annually on each of September 12, 2008, 2009 and 2010. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $300,000 ($1.00 per share). The unvested portion of the fair value of the options was charged to operations from September 12, 2007 through September 12, 2010. On September 12, 2013 and 2012, options to acquire 100,000 shares expired unexercised.

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and was charged to operations ratably from May 2, 2011 through February 1, 2013. During the year ended December 31, 2013 and 2012, the Company recorded charges to operations of $8,548 and $97,770, respectively, with respect to these options. Dr. Royds died on March 23, 2013. As a result of the death of Dr. Royds, pursuant to the stock option agreement, Dr. Royds' executor has twelve months from March 23, 2013 to exercise his stock options to acquire 200,000 shares of the Company’s common stock.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and is being charged to operations from September 16, 2012 through June 16, 2014. During the years ended December 31, 2013 and 2012, the Company recorded charges to operations of $58,690 and $31,790, respectively, with respect to these options.

 On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. ("NDA") for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company's Scientific Advisory Committee.  In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations from December 24, 2013 through June 24, 2017. During the year ended December 31, 2013, the Company recorded a charge to operations of $125 with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Options outstanding at December 31, 2011	3,250,000	$0.884
Granted	1,200,000	0.796
Exercised	(100,000)	0.333
Expired	(600,000)	0.889
Options outstanding at December 31, 2012	3,750,000	0.870
Granted	100,000	0.130
Exercised	—	—
Expired	(700,000)	1.045
Options outstanding at December 31, 2013	3,150,000	$0.818	2.62

Options exercisable at December 31, 2012	3,512,500	$0.876
Options exercisable at December 31, 2013	3,000,000	$0.843	2.52

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $40,000 at December 31, 2013, which is being recognized subsequent to December 31, 2013 over a weighted-average period of approximately seventeen months.

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2013:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.130	100,000	—
$0.333	200,000	200,000
$0.500	200,000	200,000
$0.650	700,000	650,000
$0.980	450,000	450,000
$1.000	1,500,000	1,500,000
	3,150,000	3,000,000

Based on a fair market value of $0.13 per share on December 31, 2013, there were no exercisable but unexercised in-the-money common stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2013.

 Based on a fair market value of $0.25 per share on December 31, 2012, there were no exercisable but unexercised in-the-money stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2012.

Outstanding options to acquire 150,000 shares of the Company’s common stock had not vested at December 31, 2013.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2013 and 2012 are summarized below.

	December 31,
	2013	2012
Start-up and organization costs	$56,000	$63,000
Research credits	95,000	68,000
Contingent liability	31,000	31,000
Net operating loss carryforwards	2,939,000	2,421,000
Total deferred tax assets	3,121,000	2,583,000
Valuation allowance	(3,121,000)	(2,583,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2013 and 2012, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2013 and 2012 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2012	2012

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible stock-based compensation	2.9%	8.6%
Non-deductible fair value of warrant extensions	—%	10.8%
Non-deductible fair value of warrant discounts	—%	3.2%
Adjustment to deferred tax asset	(1.3)%	(2.0)%
Change in valuation allowance	32.4%	13.4%
Effective tax rate	0.0%	0.0%

At December 31, 2013, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $7,099,000 which, if not utilized earlier, expire through 2032.

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

Patent License Agreement

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. As of December 31, 2013 and 2012, no amounts were due pursuant to the PLA. Due to the termination of the CRADA on April 1, 2013, the Company currently expects to pay a minimum annual royalty of $30,000 to the NIH beginning in 2014 and each year thereafter.

Materials Cooperative Research and Development Agreement (M-CRADA)

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years.  The Surgical Neurology Branch of NINDS, NIH will conduct research characterizing a variety of compounds proprietary to the Company, and will examine the compounds’ potential for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases.  Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH.  The exchange of material is for research only and implies no endorsement of the material on the part of either party.  Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADA does not generate any incremental cost to the Company.

Research and Development Contracts

On February 5, 2007, the Company entered into a two-year agreement pursuant to which the Company engaged Chem-Master to synthesize a compound designated as LB-100, and any other compound synthesized by Chem-Master pursuant to the Company’s request, which have potential use in treating a disease, including, without limitation, cancers such as glioblastomas. Pursuant to the Chem-Master Agreement, the Company agreed to reimburse Chem-Master for the cost of materials, labor, and expenses for other items used in the synthesis process, and also agreed to grant Chem-Master a five-year option to purchase shares of the Company’s common stock.  On January 29, 2008, the Chem-Master Agreement was amended to extend its term to February 15, 2014; thereafter, Chem-Master will be engaged as needed. The Company also periodically enters into other agreements with Chem-Master for other services. During the years ended December 31, 2013 and 2012, the Company recorded charges to operations of $7,275 and $24,500, respectively, with respect to this agreement.

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. Theradex is an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed within the next 12 to 21 months (sometime between March and December 2015). The Phase 1 clinical trial is estimated to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, were $278,721 for the year ended December 31, 2013. Costs pursuant to this agreement are included in research and development costs in the Company's consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $14,964 and $163,661 for the years ended December 31, 2013 and 2012, respectively, and $194,551 for the period from August 9, 2005 (inception) to December 31, 2013 (cumulative), and are included in research and development costs in the Company's consolidated statements of operations.

Periodically, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of December 31, 2013, contracts with a total estimated cost of $29,025, of which $17,415 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Mel Sorensen, a director of the Company, is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

At various times, the Company has entered into agreements with other unrelated vendors to conduct certain required studies. As of December 31, 2013, contracts outstanding with such vendors and in currently process had a total estimated cost of $104,100, of which $75,325 had been paid.

Consulting Agreement

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. ("NDA") for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company's Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The first such quarterly cash payment was made on January 12, 2014. There were no consulting or advisory fees charged to operations prior to January 1, 2014.  In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2013 aggregating $2,119,565, of which $213,000 is included in current liabilities in the consolidated balance sheet at December 31, 2013.

		Payments Due By Year
	Total	2014	2015	2016	2017	2018
Research and development contracts	$40,385	$40,385	$—	$—	$—	$—
Theradex work order agreement	1,746,463	1,346,463	400,000	—	—	—
Patent license agreement	150,000	30,000	30,000	30,000	30,000	30,000
Consulting agreement	16,000	16,000	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—	—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,119,565	$1,599,565	$430,000	$30,000	$30,000	$30,000

9. Subsequent Events

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters.  The initial term and any subsequent one year term shall be automatically extended on an annual basis unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term.  The Advisory Agreements provides for compensation of $25,000 annually, payable in two installments of $12,500, with the first payment due on January 31, 2014 and the second payment due on July 1, 2014.

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg to extend it to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half (2,000,000 shares) vesting on January 28, 2015. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 is attributed to the options fully-vested on January 28, 2014 and as such will be charged to operations on that date. The remaining unvested portion of the fair value of the options will be charged to operations ratably from January 28, 2014 through January 28, 2015.

On January 28, 2014, the Company’s Board of Directors extended to June 30, 2014 its outstanding warrants to acquire 1,748,800 shares of the Company’s common stock exercisable at $0.50 per share that were issued to investors and placement agent in connection with private placements that closed on February 10, 2009, March 2, 2009 and April 6, 2009. On September 30, 2012, the Company had previously extended all other outstanding warrants to June 30, 2014. Included in the January 2014 extension were warrants to acquire 815,920 shares of common stock scheduled to expire on February 10, 2014, warrants to acquire 312,880 shares of common stock scheduled to expire on March 2, 2014, and warrants to acquire 620,000 shares of common stock scheduled to expire on April 6, 2014. The fair value of the warrant extensions, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $78,617 (average of $0.04 per share), and such amount will be charged to operations on January 28, 2014. The fair value of the warrant extensions were calculated using the following input variables: stock price - $0.15 per share; exercise price - $0.50 per share; expected life – 13 to 153 days; expected volatility – 262%; expected dividend yield - 0%; risk-free interest rate – 1.51%.

On January 28, 2014, the Company offered to all of its warrant holders an inducement to exercise early by reducing the exercise price of currently outstanding warrants by 50%, if exercised on a cash basis by April 15, 2014. The exercise prices of the warrants before reduction were $0.50 per share (2,253,800 warrants) and $0.75 per share (4,575,000 warrants). The aggregate fair value of the warrant discounts, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $134,420 (an average of $0.02 per share), and such amount will be charged to operations on January 28, 2014. The fair value of the warrant extensions were calculated using the following input variables: stock price - $0.15 per share; exercise price - $0.50 and $0.75 per share; expected life – 77 days (the period during which the discount was available); expected volatility – 262%; expected dividend yield - 0%; risk-free interest rate – 1.51%.

