Form 10-Q
period 2014-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2014-05-09
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 30, 2014, the Company had 45,483,097 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY
(a development stage company)

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	F-1

Condensed Consolidated Balance Sheets - March 31, 2014 (Unaudited) and December 31, 2013	F-1

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2014 and 2013, and Period from August 9, 2005 (Inception) to March 31, 2014 (Cumulative)	F-2

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) - August 9, 2005 (Inception) to March 31, 2014 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2014 and 2013, and Period from August 9, 2005 (Inception) to March 31, 2014 (Cumulative)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2014 and 2013, and Period from August 9, 2005 (Inception) to March 31, 2014 (Cumulative)	F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Mine Safety Disclosures	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

2

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

3

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current assets:
Cash	$115,440	$475,019
Money market funds	6,135	6,135
Advances on research and development contract services	28,930	33,880
Prepaid expenses and other current assets	37,362	43,006
Total current assets	187,867	558,040
Total assets	$187,867	$558,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,025	$107,774
Research and development contract liabilities, including $24,863 and $34,398 to a related party at March 31, 2014 and December 31, 2013, respectively	36,473	47,283
Liquidated damages payable under registration rights agreement	74,000	74,000
Due to stockholder	92,717	92,717
Total current liabilities	284,215	321,774

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 41,583,097 shares	4,158	4,158
Additional paid-in capital	13,780,282	13,184,081
Deficit accumulated during the development stage	(13,880,788)	(12,951,973)
Total stockholders’ equity (deficiency)	(96,348)	236,266
Total liabilities and stockholders’ equity	$187,867	$558,040

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
			August 9, 2005
	Three Months Ended		(Inception) to
	March 31,		March 31, 2014
	2014	2013	(Cumulative)

Revenues	$—	$—	$—

Costs and expenses:
General and administrative costs, including $386,878 and $47,298 to related parties for the three months ended March 31, 2014 and 2013, respectively, and $3,150,787 for the period from August 9, 2005 to March 31, 2014 (cumulative).	553,008	167,642	6,280,907
Depreciation	—	—	1,909
Research and development costs, including $85,471 and $62,426 to related parties for the three months ended March 31, 2014 and 2013, respectively, and $633,743 for the period from August 9, 2005 to March 31, 2014 (cumulative).	162,771	166,305	5,612,449
Reverse merger costs	—	—	50,000
Total costs and expenses	715,779	333,947	11,945,265
Loss from operations	(715,779)	(333,947)	(11,945,265)
Interest income	1	1	27,438
Interest expense	—	—	(2,469)
Fair value of warrant extensions	(78,617)	—	(1,418,048)
Fair value of warrant discount	(134,420)	—	(468,444)
Liquidated damages under registration rights agreement	—	—	(74,000)
Net loss	$(928,815)	$(333,946)	$(13,880,788)

Net loss per common share – Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	41,583,097	41,583,097

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 9, 2005 (Inception) to March 31, 2014

			Advances		Deficit Accumulated	Total
			Under	Additional	During the	Stockholders’
	Common Stock		Equity	Paid-in	Development	Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Balance, August 9, 2005 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founding stockholder	19,021,786	1,902	—	(402)	—	1,500
Net loss	—	—	—	—	(16,124)	(16,124)
Balance, December 31, 2005	19,021,786	1,902	—	(402)	(16,124)	(14,624)
Shares issued in connection with reverse merger transaction	4,005,177	401	—	62,099	—	62,500
Shares issued in private placement, net of offering costs	3,555,220	355	—	969,017	—	969,372
Stock-based compensation expense	—	—	—	97,400	—	97,400
Net loss	—	—	—	—	(562,084)	(562,084)
Balance, December 31, 2006	26,582,183	2,658	—	1,128,114	(578,208)	552,564
Shares issued in private placement, net of offering costs	999,995	100	—	531,220	—	531,320
Stock-based compensation expense	250,000	25	—	890,669	—	890,694
Stock-based research and development expense	—	—	—	50,836	—	50,836
Net loss	—	—	—	—	(1,648,488)	(1,648,488)
Balance, December 31, 2007	27,832,178	2,783	—	2,600,839	(2,226,696)	376,926
Stock-based compensation expense	—	—	—	357,987	—	357,987
Stock-based research and development expense	100,000	10	—	213,051	—	213,061
Net loss	—	—	—	—	(1,271,522)	(1,271,522)
Balance, December 31, 2008	27,932,178	2,793	—	3,171,877	(3,498,218)	(323,548)
Shares issued in private placements, net of offering costs	2,420,000	242	—	1,096,808	—	1,097,050
Advances under equity financing	—	—	1,200,000	—	—	1,200,000
Stock-based compensation expense	150,000	15	—	745,965	—	745,980
Stock-based research and development expense	—	—	—	132,933	—	132,933
Net loss	—	—	—	—	(1,551,333)	(1,551,333)
Balance, December 31, 2009	30,502,178	$3,050	$1,200,000	$5,147,583	$(5,049,551)	$1,301,082

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Period from August 9, 2005 (Inception) to March 31, 2014

			Advances		Deficit Accumulated	Total
			Under	Additional	During the	Stockholders’
	Common Stock		Equity	Paid-in	Development	Equity
	Shares	Amount	Financing	Capital	Stage	(Deficiency)
Shares issued in private placements, net of offering costs	4,575,000	$458	$(1,200,000)	$2,287,042	$—	$1,087,500
Stock-based compensation expense	—	—	—	160,712	—	160,712
Stock-based research and development expense	—	—	—	67,222	—	67,222
Net loss	—	—	—	—	(880,250)	(880,250)
Balance, December 31, 2010	35,077,178	3,508	—	7,662,559	(5,929,801)	1,736,266
Exercise of stock options	181,964	18	—	4,982	—	5,000
Stock-based compensation expense	—	—	—	204,898	—	204,898
Stock-based research and development expense	—	—	—	982	—	982
Fair value of warrant extension	—	—	—	199,839	—	199,839
Net loss	—	—	—	—	(2,067,964)	(2,067,964)
Balance, December 31, 2011	35,259,142	3,526	—	8,073,260	(7,997,765)	79,021
Exercise of stock options	241,955	24	—	33,309	—	33,333
Exercise of stock warrants	6,082,000	608	—	2,467,642	—	2,468,250
Stock-based compensation expense	—	—	—	723,554	—	723,554
Stock-based research and development expense	—	—	—	293,450	—	293,450
Fair value of warrant discount	—	—		334,024	—	334,024
Fair value of warrant extensions	—	—	—	1,139,592	—	1,139,592
Net loss	—	—	—	—	(3,579,366)	(3,579,366)
Balance, December 31, 2012	41,583,097	4,158	—	13,064,831	(11,577,131)	1,491,858
Stock-based compensation expense	—	—	—	119,250	—	119,250
Net loss	—	—	—	—	(1,374,842)	(1,374,842)
Balance, December 31, 2013	41,583,097	4,158	—	13,184,081	(12,951,973)	236,266
Fair value of warrant extensions	—	—	—	78,617	—	78,617
Fair value of warrant discount	—	—	—	134,420	—	134,420
Stock-based compensation expense	—	—	—	383,164	—	383,164
Net loss	—	—	—	—	(928,815)	(928,815)
Balance, March 31, 2014 (Unaudited)	41,583,097	$4,158	$—	$13,780,282	$(13,880,788)	$(96,348)

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			August 9, 2005
	Three Months Ended		(Inception) to
	March 31,		March 31, 2014
	2014	2013	(Cumulative)

Cash flows from operating activities:
Net loss	$(928,815)	$(333,946)	$(13,880,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	1,909
Stock-based compensation expense included in general and administrative costs	380,628	53,037	3,680,728
Stock-based compensation expense included in research and development costs	2,536	—	761,145
Fair value of warrant extensions	78,617	—	1,418,048
Fair value of warrant discount	134,420	—	468,444
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	4,950	(14,510)	(28,930)
Prepaid expenses and other current assets	5,644	5,893	(37,362)
Increase (decrease) in -
Accounts payable and accrued expenses	(26,749)	(7,531)	81,025
Liquidated damages payable under registration rights agreement	—	—	74,000
Research and development contract liabilities	(10,810)	16,517	36,473
Net cash used in operating activities	(359,579)	(280,540)	(7,425,308)

Cash flows from investing activities:
(Increase) decrease in money market funds	—	(1)	(6,135)
Purchase of office equipment	—	—	(1,909)
Net cash provided by (used in) investing activities	—	(1)	(8,044)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	38,333
Proceeds from exercise of warrants	—	—	2,468,250
Proceeds from sale of common stock to consulting firm	—	—	250
Proceeds from sale of common stock to founder	—	—	1,500
Proceeds from issuance of notes payable to consultant	—	—	200,000
Repayment of notes payable to consultant	—	—	(200,000)
Cash acquired in reverse merger transaction	—	—	62,500
Gross proceeds from sale of securities	—	—	5,331,389
Payment of private placement offering costs	—	—	(446,147)
Advances received from stockholder	—	—	92,717
Net cash provided by financing activities	$—	$—	$7,548,792

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

			Period from
			August 9, 2005
	Three Months Ended		(Inception) to
	March 31,		March 31, 2014
	2014	2013	(Cumulative)

Cash:
Net increase (decrease)	$(359,579)	$(280,541)	$115,440
Balance at beginning of period	475,019	1,655,122	—
Balance at end of period	$115,440	$1,374,581	$115,440

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—	$2,469
Income taxes	$—	$—	$—

Non-cash financing activities:
Decrease in advances under equity financing	$—	$—	$1,200,000
Aggregate exercise price of warrants and options exercised on a cashless basis	$—	$—	$193,598

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2014 and 2013, and
Period from August 9, 2005 (Inception) to March 31, 2014 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation, and its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at March 31, 2014, for the three months ended March 31, 2014 and 2013, and for the period from August 9, 2005 (inception) to March 31, 2014 (cumulative), are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2014, the results of its operations for the three months ended March 31, 2014 and 2013, and for the period from August 9, 2005 (inception) to March 31, 2014 (cumulative), and its cash flows for the three months ended March 31, 2014 and 2013, and for the period from August 9, 2005 (inception) to March 31, 2014 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at such date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC.

2. Business Operations

Business

The Company is engaged in research and development activities with respect to anti-cancer treatments and other common non-malignant diseases. The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) effective March 22, 2006. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (“GBM”). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013, when it terminated as scheduled.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies required to prepare an Investigation New Drug (“IND”) application to the FDA to conduct a Phase 1 clinical trial of LB-100, and engaged Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for the clinical development of the Company’s lead compound, LB-100, and to prepare an IND application for filing with the FDA.

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

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial (see NCTO 1837667 at www.clinicaltrials.gov) and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. The Company estimates that the Phase 1 clinical trial will be completed between March and June 2015 and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the study and ultimately upon the total number of patients entered into the study to establish the proper doses of the drug for Phase 2 clinical trials.

After completion of the Phase 1 clinical trial of LB-100, the Company anticipates that the next step in the clinical development of LB-100 will be to determine its anti-cancer activity in combination with docetaxal, a standard anti-cancer drug currently on the market, against a specific type of human cancer in a Phase 2 clinical trial. Subject to the availability of funds, the Company intends to conduct a randomized clinical trial of docetaxel +/- LB-100 against a common cancer type for which single agent docetaxel is indicated, and to determine the appropriate dose of LB-100 in combination with a second cytotoxic drug for evaluation subsequently in a Phase 2 clinical trial.

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

At March 31, 2014, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2014 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

At March 31, 2014, the Company had cash and money market funds aggregating $121,575 and in April 2014, the Company raised $1,412,500 by offering a 50% discount to warrant holders as an inducement to exercise their warrants for cash through April 15, 2014. The amount and timing of future cash requirements will depend on the pace of the Company’s programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through June 30, 2015. Accordingly, the Company will need to raise additional capital in 2015, likely in the form of equity.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

After completion of the Phase 1 clinical trial of LB-100, subject to the availability of funds, the Company anticipates that next step would be to determine the anti-cancer activity of LB-100, in combination with a widely used anti-cancer drug, against a specific type of human cancer in a Phase 2 clinical trial. In addition, subject to the availability of funds, the Company intends to continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $67,743 and $96,679 for the three months ended March 31, 2014 and 2013, respectively, and $1,882,425 for the period from August 9, 2005 (inception) to March 31, 2014 (cumulative). Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed between March and June 2015. The Phase 1 clinical trial is estimated to cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively, or approximately 49% and 29% of research and development costs for the three months ended March 31, 2014 and 2013, respectively. The costs charged to operations for amounts paid to Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2014 and 2015 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial of LB-100.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $5,819 and $7,393 for the three months ended March 31, 2014 and 2013, respectively, or approximately 4% and 4% of research and development costs for the three months ended March 31, 2014 and 2013, respectively, and are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

On January 1, 2007, the Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2014, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2009 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

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

At March 31, 2014 and 2013, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2014	2013

Warrants	6,828,800	6,828,800
Stock options	7,025,000	3,650,000
Total	13,853,800	10,478,800

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). This guidance amends the requirements for reporting for discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This guidance is effective for annual periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the FASB staff to draft a final ASU for vote by the FASB Board. This new accounting guidance is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements and footnotes of development stage entities.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Common Stock and Common Stock Warrants

On January 28, 2014, the Company’s Board of Directors extended to June 30, 2014 outstanding warrants to acquire 1,748,800 shares of the Company’s common stock exercisable at $0.50 per share that were issued to investors and the placement agent in connection with private placements that closed on February 10, 2009, March 2, 2009 and April 6, 2009. On September 30, 2012, the Company had previously extended all other outstanding warrants to June 30, 2014. Included in the January 2014 extension were warrants to acquire 815,920 shares of common stock scheduled to expire on February 10, 2014, warrants to acquire 312,880 shares of common stock scheduled to expire on March 2, 2014, and warrants to acquire 620,000 shares of common stock scheduled to expire on April 6, 2014. The difference in the fair value of the warrants immediately before and after the grant of the extensions, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $78,617 (average of $0.04 per share), and such amount was charged to operations on January 28, 2014. The fair value of the warrant extensions was calculated using the following input variables: stock price - $0.15 per share; exercise price - $0.50 per share; expected life – 13 to 153 days; expected volatility – 262%; expected dividend yield - 0%; risk-free interest rate – 1.51%.

On January 28, 2014, the Company offered to all of its warrant holders an inducement to exercise early by reducing the exercise price of currently outstanding warrants by 50%, if exercised on a cash basis by April 15, 2014. The exercise prices of the warrants before reduction were $0.50 per share (2,253,800 warrants) and $0.75 per share (4,575,000 warrants). The difference in the fair value of the warrants immediately before and after the grant of the discount, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $134,420 (an average of $0.02 per share), and such amount was charged to operations on January 28, 2014. The fair value of the warrant extensions was calculated using the following input variables: stock price - $0.15 per share; exercise price - $0.50 and $0.75 per share; expected life – 77 days (the period during which the discount was available); expected volatility – 262%; expected dividend yield - 0%; risk-free interest rate – 1.51%.

As a result of the discount warrant offer, warrants to acquire 3,900,000 shares of the Company’s common stock were exercised in April 2014 at discounts ranging from $0.25 to $0.375 per share. The exercise of the warrants generated aggregate net proceeds to the Company of $1,412,500.

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented in the tables below. For presentation purposes, warrants that were extended are considered as outstanding for the entire period in which such extension occurs.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Warrants outstanding at December 31, 2012	6,828,800	$0.667
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2013	6,828,800	0.667
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2014	6,828,800	$0.667	0.25

Warrants exercisable at December 31, 2013	6,659,840	$0.672
Warrants exercisable at March 31, 2014	6,659,840	$0.672	0.25

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2014:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	2,253,800	2,084,840
$0.750	4,575,000	4,575,000
	6,828,800	6,659,840

Based on a fair market value of $0.20 per share on March 31, 2014, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2014.

Based on a fair market value of $0.13 per share on December 31, 2013, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2013

At March 31, 2014, warrants exercisable do not include warrants to acquire 168,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement, as described above.

Information with respect to the equity transactions, including private placements of the Company’s securities in 2006 through 2012 are included in the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC.

5. Money Market Funds — Fair Value

Money market funds at March 31, 2014 and December 31, 2013 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with a market value of $6,135. The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund’s objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.

The following table presents money market funds at their level within the fair value hierarchy at March 31, 2014 and December 31, 2013.

	Total	Level 1	Level 2	Level 3

March 31, 2014:
Money market funds	$6,135	$6,135	$—	$—

December 31, 2013:
Money market funds	$6,135	$6,135	$—	$—

6. Related Party Transactions

Advances from the Company’s founding stockholder and Chief Executive Officer, Dr. John Kovach, are non-interest bearing and are due on demand. At March 31, 2014 and December 31, 2013, such stockholder advances outstanding and due to Dr. Kovach totaled $92,717.

The Company’s office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the financial statements and, accordingly, have not been reflected therein.

Dr. Kovach was paid a salary of $15,000 for the three months ended March 31, 2014 and 2013, and $182,500 for the period from August 9, 2005 (inception) to March 31, 2014 (cumulative), which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, Dr. Kovach may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

On April 7, 2010, the Company entered into an agreement with Dr. Mel Sorensen, a former member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The initial term of the agreement was for one year and provided for an annual fee of $25,000, payable in two installments of $12,500 on April 15, 2010 and October 15, 2010. On February 18, 2011, the Company’s Board of Directors approved a one-year extension of the agreement for an additional annual fee of $25,000, payable in two installments of $12,500 on April 15, 2011 and October 15, 2011. On May 21, 2012, the Company entered into a new agreement with Dr. Sorensen for continuing consultation and advice. The term of the new agreement was for the period from May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. Consulting and advisory fees charged to operations pursuant to these agreements were $-0- and $6,250 for the three months ended March 31, 2014 and 2013, respectively, and $75,000 for the period from August 9, 2005 (inception) to March 31, 2014 (cumulative), and are included in research and development costs in the Company’s condensed consolidated statements of operations. Effective April 16, 2014, Dr. Sorenson resigned from the Company’s Board of Directors for personal reasons.

Periodically, the Company has entered into agreements with Ascentage Pharma Group to conduct various studies. As of March 31, 2014, contracts with a total estimated cost of $29,025, of which $17,415 had been paid, were in process. Ascentage Pharma Group is an offshoot of Ascenta Therapeutics, of which Dr. Sorensen is the President and Chief Executive Officer and a director. Ascentage Pharma Group and Ascenta Therapeutics have a continuing business relationship and certain common shareholders. However, Dr. Sorensen does not have any direct business relationship with or ownership in Ascentage Pharma Group.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed between March and June 2015. The Phase 1 clinical trial is estimated to cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively. Costs pursuant to this agreement are included in research and development costs in the Company's condensed consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial of LB-100.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $5,819 and $7,393 for the three months ended March 31, 2014 and 2013, respectively, and are included in research and development costs in the Company's condensed consolidated statements of operations.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters.  The initial term and any subsequent one year term shall be automatically extended on an annual basis unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term.  The Advisory Agreements provides for compensation of $25,000 annually, payable in two installments of $12,500, with the first payment due on January 31, 2014 and the second payment due on July 1, 2014. Total fees charged to operations for services paid to pursuant to this agreement were $6,250 for the three months ended March 31, 2014, and are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

 Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7. Total stock-based compensation expense relating to directors, officers and other related parties was $380,628 and $47,298 for the three months ended March 31, 2014 and 2013, respectively, and $3,197,793 for the period from August 9, 2005 (inception) to March 31, 2013 (cumulative).

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

New transactions during the three months ended March 31, 2014 that required an assessment of value pursuant to the Black-Scholes option-pricing model utilized the following inputs: exercise price per share - $0.50; stock price per share – $0.15; expected dividend yield – 0.00%; expected volatility – 262.0%; average risk-free interest rate – 1.51%; expected life – 5 years. For the purpose of assessing value for transactions requiring re-evaluation at March 31, 2014, the Black-Scholes option-pricing model utilized the following inputs for the three months ended March 31, 2014: exercise price per share - $0.13 to $0.50; stock price per share – $0.20; expected dividend yield – 0.00%; expected volatility – 292%; average risk-free interest rate – 1.65%; expected life – 4.8 years.

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

On June 30, 2011, the Company granted to Dr. Philip F. Palmedo, a director of the Company, stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the three months ended March 31, 2014 and 2013, the Company recorded charges to operations of $-0- and $24,131, respectively, with respect to these options.

 On June 30, 2011, the Company granted to Dr. Iwao Ojima stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the three months ended March 31, 2014 and 2013, the Company recorded charges to operations of $-0- and $5,739, respectively, with respect to these options.

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg dated September 12, 2007 to extend it an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half of the options (2,000,000 shares) vesting on January 28, 2015. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 is attributed to the options fully-vested on January 28, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options will be charged to operations ratably from January 28, 2014 through January 28, 2015. During the three months ended March 31, 2014, the Company recorded an additional charge to operations of $67,809 with respect to the remaining unvested portion of the options.

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and was charged to operations ratably from May 2, 2011 through February 1, 2013. During the three months ended March 31, 2014 and 2013, the Company recorded charges to operations of $0 and $8,548, respectively, with respect to these options. Dr. Royds died on March 23, 2013. The stock options expired unexercised.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and is being charged to operations from September 16, 2012 through June 16, 2014. During the three months ended March 31, 2014 and 2013, the Company recorded charges to operations of $14,619 and $14,619, respectively, with respect to these options.

 On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee.  In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations from December 24, 2013 through June 24, 2017. During the three months ended March 31, 2014, the Company recorded a charge to operations of $2,538 with respect to these options.

If and when the aforementioned stock options are exercised, the Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

A summary of stock option activity is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Options outstanding at December 31, 2012	3,750,000	$0.870
Granted	100,000	0.130
Exercised	—	—
Expired	(700,000)	1.045
Options outstanding at December 31, 2013	3,150,000	0.818
Granted	4,000,000	0.500
Exercised	—	—
Expired	(125,000)	0.366
Options outstanding at March 31, 2014	7,025,000	$0.645	3.82

Options exercisable at December 31, 2013	3,000,000	$0.843
Options exercisable at March 31, 2014	4,900,000	$0.714	3.39

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $361,000 at March 31, 2014, which is being recognized subsequent to March 31, 2014 over a weighted-average period of approximately eleven months.

The exercise prices of common stock options outstanding and exercisable are as follows at March 31, 2014:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.130	100,000	—
$0.333	100,000	100,000
$0.500	4,175,000	2,175,000
$0.650	700,000	675,000
$0.980	450,000	450,000
$1.000	1,500,000	1,500,000
	7,025,000	4,900,000

Based on a fair market value of $0.20 per share on March 31, 2014, there were no exercisable but unexercised in-the-money common stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2014.

 Based on a fair market value of $0.13 per share on December 31, 2013, there were no exercisable but unexercised in-the-money stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2013.

Outstanding options to acquire 2,125,000 shares of the Company’s common stock had not vested at March 31, 2014.

Information with respect to stock-based compensation transactions in 2006 through 2012 are included in the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC.

8.  Commitments and Contingencies

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. Due to the termination of the CRADA on April 1, 2013, the Company became obligated for a minimum annual royalty of $30,000 to the NIH beginning in 2014 and each year thereafter. As of January 31, 2014, a minimum royalty of $30,000 was due pursuant to the PLA, which was charged to general and administrative costs during the three months ended March 31, 2014 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2014. During April 2014, the Company advised the NIH of its intent to terminate this license.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed between March and June 2015. The Phase 1 clinical trial is estimated to cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. Consulting and advisory fees charged to operations pursuant to this agreement totaled $4,000 during the three months ended March 31, 2014.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2014 aggregating $2,205,003, of which $232,090 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2014. Amounts included in the 2014 column represent amounts due at March 31, 2014 for the remainder of the 2014 fiscal year ending December 31, 2014.

		Payments Due By Year
	Total	2014	2015	2016	2017	2018
Research and development contracts	$39,110	$39,110	$—	$—	$—	$—
Theradex work order agreement	1,657,176	1,257,176	400,000	—	—	—
Patent license agreement	150,000	30,000	30,000	30,000	30,000	30,000
Consulting agreement	12,000	12,000	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—	—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,025,003	$1,505,003	$430,000	$30,000	$30,000	$30,000

9. Subsequent Events

Effective April 15, 2014, the Company received notices from certain of its warrant holders of the exercise of warrants to purchase an aggregate of 3,900,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.375 per share. In connection with such exercises, the Company received aggregate proceeds of $1,412,500. The Company intends to use the proceeds from the exercise of the warrants to fund its ongoing clinical trial, for maintenance of its patient portfolio and for general corporate purposes.

Effective April 16, 2014, Dr. Mel Sorenson resigned from the Company’s Board of Directors for personal reasons.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”) is engaged in research and development activities with respect to anti-cancer treatments and other common non-malignant diseases. The Company is considered a “development stage company” under current accounting standards, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Recent Developments

On January 28, 2014, the Company offered to all of its warrant holders an inducement to exercise early by reducing the exercise price of currently outstanding warrants by 50%, if exercised on a cash basis by April 15, 2014. Effective April 15, 2014, the Company received notices from certain of its warrant holders of the exercise of warrants to purchase an aggregate of 3,900,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.375 per share. In connection with such exercises, the Company received aggregate proceeds of $1,412,500. The Company intends to use the proceeds from the exercise of the warrants to fund its ongoing clinical trial, for maintenance of its patient portfolio and for general corporate purposes.

Effective April 16, 2014, Dr. Mel Sorenson resigned from the Company’s Board of Directors for personal reasons.

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

At March 31, 2014, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2014 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations. Prior to June 30, 2006, the Company’s cash requirements were funded by advances from the Company’s founder aggregating $92,717.

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

At March 31, 2014, the Company had cash and money market funds aggregating $121,575 and in April 2014, the Company raised $1,412,500 by offering a 50% discount to warrant holders as an inducement to exercise their warrants for cash through April 15, 2014. The amount and timing of future cash requirements will depend on the pace of the Company’s programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through June 30, 2015. Accordingly, the Company will need to raise additional capital in 2015, likely in the form of equity.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

After completion of the Phase 1 clinical trial of LB-100, subject to the availability of funds, the Company anticipates that the next step would be to determine the anti-cancer activity of LB-100, in combination with a widely used anti-cancer drug, against a specific type of human cancer in a Phase 2 clinical trial. In addition, subject to the availability of funds, the Company intends to continue the two drug development programs currently in process, and expand its patent portfolio, including the maintenance of its applications for international protection of lead compounds of both the LB-100 and LB-200 series.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). This guidance amends the requirements for reporting for discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This guidance is effective for annual periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the FASB staff to draft a final Accounting Standards Update for vote by the FASB Board. This new accounting guidance is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed between March and June 2015. The Phase 1 clinical trial is estimated to cost approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively, or approximately 49% and 29% of research and development costs for the three months ended March 31, 2014 and 2013, respectively. The costs charged to operations for amounts paid to Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2014 and 2015 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations. On May 2, 2011, Dr. Robert B. Royds, the founder, Chairman of the Board and Medical Director of Theradex, was appointed to the Company’s Board of Directors. Dr. Royds died on March 23, 2013. The death of Dr. Royds is not expected to have any impact on the management and administration of the Phase 1 clinical trial of LB-100.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other services. Total fees charged to operations for services paid to Theradex pursuant to such engagements were $5,819 and $7,393 for the three months ended March 31, 2014 and 2013, respectively, or approximately 4% and 4% of research and development costs for the three months ended March 31, 2014 and 2013, respectively, and are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The research on brain tumors was conducted in collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) entered into on March 22, 2006. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer who was aided by two senior research technicians supported by the Company as part of the CRADA. The goal of the CRADA was to develop more effective drugs for the treatment of GBM through the processes required to gain allowance from the FDA for clinical trials. The CRADA terminated as scheduled on April 1, 2013.

During 2009, the Company signed material transfer agreements with academic investigators at major cancer centers in the United States, as well as with one investigator in China with a unique animal model of a sarcoma, to expand molecular and applied studies of the anti-cancer activity of the Company’s compounds.  The Company retained the right to all discoveries made in these studies.

The Company’s immediate focus is to determine the safety and appropriate dose of LB-100 when used alone and when used in combination with a widely used anti-cancer drug in its Phase 1 clinical trial. The Company believes the potent activity of these drugs, in combination with standard non-specific chemotherapeutic drugs against a diverse array of common and uncommon cancers of adults and children, merits bringing this treatment to patients as rapidly as possible. If favorable treatment responses are also noted in the Phase 1 clinical trial, the Company would expect there to be increased interest by potential investors and by large pharmaceutical companies looking to add an entirely new approach to their anti-cancer drug portfolios. However, clinical benefit often is not apparent until a new compound advances to a Phase 2 clinical trial, which, if warranted, would be anticipated to follow the Phase 1 clinical trial.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the NINDS, NIH under a CRADA effective March 22, 2006. The initial focus of the CRADA was on GBM, the most common and uniformly fatal brain tumor of adults. The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013, when it terminated as scheduled.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an IND application to the FDA to conduct a Phase 1 clinical trial of LB-100, and engaged the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol known as the “Investigator’s Brochure”, a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 is designed to determine the maximum tolerable dose of LB-100 given alone and then in combination with a standard widely use anti-cancer drug. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of the initial portion of the Phase 1 clinical trial will be to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds. The Company estimates that the Phase 1 clinical trial will be completed between March and June 2015 and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively.

After completion of the Phase 1 clinical trial of LB-100, the Company anticipates that the next step in the clinical development of LB-100 will be to determine its anti-cancer activity in combination with docetaxal, a standard anti-cancer drug currently on the market, against a specific type of human cancer in a Phase 2 clinical trial. Subject to the availability of funds, the Company intends to conduct a randomized clinical trial of docetaxel +/- LB-100 against a common cancer type for which single agent docetaxel is indicated, and to determine the appropriate dose of LB-100 in combination with a second cytotoxic drug for evaluation subsequently in a Phase 2 clinical trial.

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

Results of Operations

The Company is a development stage company and had not commenced revenue-generating operations at March 31, 2014.

Three Months Ended March 31, 2014 and 2013

General and Administrative.  For the three months ended March 31, 2014, general and administrative costs were $553,008, which consisted of the fair value of stock options issued to directors and consultants of $380,628, consulting and professional fees of $103,265, royalties of $30,000, insurance expense of $9,538, officer’s salary and related costs of $17,069, stock transfer fees of $3,560, travel and entertainment costs of $3,208, and other operating costs of $5,740.

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

General and administrative costs increased by $385,366 or 229.9% in 2014 as compared to 2013, primarily as a result of a increase of $327,591 in stock-based compensation .

A significant component of the fair value of stock options issued to directors and consultants of $380,628 for the three months ended March 31, 2014 was the $366,009 expense for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy.

Research and Development.  For the three months ended March 31, 2014, research and development costs were $162,771, which consisted of the vested portion of the fair value of stock options issued to a member of the Company’s Scientific Advisory Committee of $2,536, patent costs of $67,743, and contractor costs of $92,492, including $79,652 to a related party in connection with the Phase 1 clinical trial of LB-100.

For the three months ended March 31, 2013, research and development costs were $166,305, which consisted of patent costs of $96,679, contractor costs of $63,376, including $48,783 to a related party in connection with the Phase 1 clinical trial of LB-100, and consulting fees to a related party of $6,250.

Research and development costs decreased by $3,534 or 2.1% in 2014 as compared to 2013, primarily as a result of a decrease of $28,936 in patent costs, offset by an increase of $29,116 in contractor costs.

Fair Value of Warrant Extensions. During the three months ended March 31, 2014, the Company incurred an expense of $78,617 for the fair value of extending the expiration date of warrants to acquire 1,748,800 shares of the Company’s common stock that were purchased by investors as part of private placements that closed in 2009.

Fair Value of Warrant Discount. During the three months ended March 31, 2014, the Company incurred an expense of $134,420 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 3,900,000 shares of the Company’s common stock. The discounts ranged from $0.25 to $0.375 per share. The exercise of the warrants generated net proceeds to the Company of $1,412,500 in April 2014.

Net Loss.  For the three months ended March 31, 2014, the Company incurred a net loss of $928,815, as compared to a net loss of $333,946 for the three months ended March 31, 2013.

Liquidity and Capital Resources – March 31, 2014

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

At March 31, 2014, the Company had a working capital deficit of $96,348, as compared to working capital surplus of $236,266 at December 31, 2013, a decrease in working capital of $332,614 for the three months ended March 31, 2014. At March 31, 2014, the Company had cash and money market funds aggregating $121,575, as compared to $481,154 at December 31, 2013, a decrease of $359,579 for the three months ended March 31, 2014. The decrease in working capital and cash during the year ended three months 31, 2014 was the result of cash utilized by the Company in its operating activities.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial, and is being carried out by a nationally recognized comprehensive cancer center. The Company estimates that the Phase 1 clinical trial will be completed between March and June 2015 and will cost a total of approximately $2,000,000, which will be paid to or through Theradex, the CRO responsible for the clinical development of LB-100.  Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively, which have been included in research and development expenses in the statement of operations.

As a result of the exercise of warrants in April 2014, the Company believes that it has sufficient funds to continue with the Phase 1 clinical trial of LB-100 and to fund its operating plans through June 30, 2015. The amount and timing of future cash requirements will depend on the pace of the Company’s programs, in particular the completion of the Phase 1 clinical trial of LB-100. Accordingly, the Company will need to raise additional capital in 2015, likely in the form of equity.  Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities.  For the three months ended March 31, 2014, operating activities utilized cash of $359,579, as compared to utilizing cash of $280,540 for the three months ended March 31, 2013, to support the Company’s ongoing research and development activities.

Investing Activities.  There were no investing activities during the three months ended March 31, 2014. For the three months ended March 31, 2013, investing activities consisted of a $1 increase in money market funds from interest earned during the period.

Financing Activities. There were no financing activities during the three months ended March 31, 2014 and 2013.

Principal Commitments

Effective September 19, 2008, the Company entered into a Patent License Agreement (the “PLA”) with the NIH providing the Company with an exclusive license for all patents submitted jointly with the NIH under the CRADA. The PLA provided for an initial payment of $25,000 to the NIH within 60 days of September 19, 2008, and for a minimum annual royalty of $30,000 on January 1 of each calendar year following the year in which the CRADA is terminated. The PLA also provided for the Company to pay (i) specified royalties based on net sales by the Company and its sub-licensees, reduced by the amount of the minimum annual royalty for that year, (ii) certain benchmark royalties upon the achievement of certain clinical benchmarks, and (iii) sublicensing royalties for the granting of sublicenses, with respect to joint patents. The Company paid the initial $25,000 obligation on November 10, 2008, which was charged to general and administrative costs. Due to the termination of the CRADA on April 1, 2013, the Company became obligated for a minimum annual royalty of $30,000 to the NIH beginning in 2014 and each year thereafter. As of January 31, 2014, a minimum royalty of $30,000 was due pursuant to the PLA, which was charged to general and administrative costs during the three months ended March 31, 2014 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2014. During April 2014, the Company advised the NIH of its intent to terminate this license.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed between March and June 2015.  The Phase 1 clinical trial is estimated to cost a total of approximately $2,000,000, with such payments expected to be divided approximately evenly between payments to Theradex for services rendered and payments for pass-through costs for the clinical center’s laboratory costs and investigator costs. Total costs charged to operations through March 31, 2014 for services paid to Theradex pursuant to this arrangement, which were first incurred in 2013, total $358,373, of which $79,652 and $48,783 were incurred during the three months ended March 31, 2014 and 2013, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The first such quarterly cash payment was made on January 12, 2014. Consulting and advisory fees charged to operations pursuant to this agreement totaled $4,000 during the three months ended March 31, 2014.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2014 aggregating $2,205,003, of which $232,090 is included in current liabilities in the condensed consolidated balance sheet at March 31, 2014. Amounts included in the 2014 column represent amounts due at March 31, 2014 for the remainder of the 2014 fiscal year ending December 31, 2014.

		Payments Due By Year
	Total	2014	2015	2016	2017	2018
Research and development contracts	$39,110	$39,110	$—	$—	$—	$—
Theradex work order agreement	1,657,176	1,257,176	400,000	—	—	—
Patent license agreement	150,000	30,000	30,000	30,000	30,000	30,000
Consulting agreement	12,000	12,000	—	—	—	—
Liquidated damages payable under registration rights agreement	74,000	74,000	—	—	—	—
Due to stockholder	92,717	92,717	—	—	—	—
Total	$2,025,003	$1,505,003	$430,000	$30,000	$30,000	$30,000

Off-Balance Sheet Arrangements

At March 31, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer (who is the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer,  to allow timely decisions regarding required disclosure.

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

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg to extend it to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half of the options (2,000,000 shares) vesting on January 28, 2015.

Effective April 15, 2014, the Company received notices from certain of its warrant holders of the exercise of warrants to purchase an aggregate of 3,900,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.375 per share. In connection with such exercises, the Company received aggregate proceeds of $1,412,500.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective April 16, 2014, Dr. Mel Sorenson resigned from the Company’s Board of Directors for personal reasons.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 9, 2014	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and
Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

