Form 10-K
period 2014-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2015-03-27
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a “large accelerated filer, “accelerated filer,” non-accelerated filer” or “smaller reporting company reporting company” as such terms are defined in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Issuer’s revenues for its fiscal year ended December 31, 2014: $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $1,898,350.

There were 45,575,814 shares of the Company’s common stock outstanding on March 20, 2015.

Documents incorporated by reference: None.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Lixte,” the “Company” and the “Registrant” refer to Lixte Biotechnology Holdings, Inc.., a Delaware corporation, and Lixte Biotechnology, Inc., our wholly-owned subsidiary.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.

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

PART I

ITEM 1. BUSINESS

Company Overview

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), was created to capitalize on opportunities for the Company to develop low cost, specific and sensitive tests for the early detection of cancers to better estimate prognosis, to monitor treatment response, and to reveal targets for development of more effective treatments. However, over the past several years, the Company has evolved into what is now primarily a cancer drug discovery company, using biomarker technology to develop new and potentially more effective anti-cancer drugs for life-threatening diseases and other common non-malignant diseases.

The Company’s activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Description of Business

The Company’s primary focus is developing new treatments for human cancers for which better therapies are urgently needed. However, the scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke, diabetes, and genetic diseases, such as Gaucher’s disease) in which errors in normal cellular processing lead to loss of functions important to normal cell function. This has occurred because the targets selected by the Company have multiple functions in the cell, which, when altered, result in different disorders that may benefit by treatment from the Company’s products.

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

On August 16, 2011, the United States Patent and Trademark Office (the “PTO”) awarded a patent to the Company for its lead compound, LB-100, as well as for a number of structurally related compounds. On November 10, 2011, the PTO issued an Official Notice of Allowance in conjunction with the Company’s patent application for the structure and synthesis of its compounds of the LB-200 series. On November 15, 2011, the PTO awarded a patent to the Company for its lead compound in the LB-200 series and a compound in the LB-100 series as neuroprotective agents for the prevention and treatment of neurodegenerative diseases. Patent applications on these compounds are pending worldwide. The Company’s issued patents are summarized below at “Intellectual Property.”

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an Investigation New Drug (“IND”) application to the United States Food and Drug Administration (“FDA”) to conduct a Phase 1 clinical trial of LB-100, and engaged the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol, the “Investigator’s Brochure”, a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

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

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial (NCTO 1837667 at www.clinicaltrials.gov) and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. As the accrual of patients was slower than anticipated, in October 2014 the Company entered into a Clinical Research Agreement (“CRA”) with US Oncology Research, LLC, a large community-based research network based in Texas, to increase the rate of entry of patients into the ongoing clinical trial by adding four more active clinical oncologic research sites.

The Company originally estimated that the Phase 1 clinical trial of LB-100 would be completed during the quarter ending June 30, 2015 at a total cost of approximately $2,038,000. The Company currently estimates that the first part of the clinical trial will be completed by June 30, 2015, and the second part of the clinical trial will be completed by June 30, 2016, at a total cost of approximately $2,615,000.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex Systems, Inc. (“Theradex”), the CRO responsible for the clinical development of LB-100. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the clinical trial and ultimately upon the total number of patients entered into the clinical trial to establish the proper doses of the drug for a Phase 2 clinical trial.

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

The next step in the clinical development of LB-100 after the completion of a Phase 1 clinical trial is to test LB-100 in combination with docetaxel in a Phase 2 trial. In order to do this, the Company must demonstrate in its ongoing Phase 1 trial that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect, in this case inhibition of a specific enzyme, without being associated with toxicities considered unacceptable, and then demonstrate that it can be combined with the standard cytotoxic drug docetaxel with acceptable toxicity. Given the recent reports that LB-100 may be active in certain hemotologic cancers, once the acceptable dose of LB-100 alone is determined in the Phase 1 clinical trial, resources permitting, the Company may explore the activity of LB-100 alone and/or in combination with drugs used for the treatment of del5qMDS and/or CML.

As a result of the Company receiving $1,750,000 from the sale of shares of preferred stock effective March 17, 2015, the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

The amount and timing of future cash requirements will depend on the pace of the Company’s clinical programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company expects that it will need to raise additional capital no later than mid-2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and to maintain its patent portfolio. However, academic investigators have recently published pre-clinical data suggesting that LB-100 alone and/or in combination with standard treatments may be useful in the treatment of two different hematologic cancers. As the single agent dose of LB-100 is expected to be determined by June 30, 2015, the Company may consider raising additional funds during 2015 for the conduct of a Phase 1b/II clinical trial of LB-100 in a hematologic malignancy before the Company completes Part 2 of the current Phase 1 clinical trial.

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

Publications; Presentations

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

In May 2014 an article was published in Molecular Cancer Therapeutics reporting that LB-100 enhanced the therapeutic effectiveness of chemotherapeutic drugs (doxorubicin and cisplatin) without significantly enhancing toxicity against hepatocellular cancer (HCC) in animal models. HCC is the most common cancer in Asia and one of the leading causes of death from cancer worldwide.

In October 2014, investigators reported in Cancer Letters that LB-100 enhanced the therapeutic effectiveness of chemotherapy in animal models of pancreatic cancer can without significantly enhancing toxicity.

In November 2014, investigators from the National Institutes of Health reported in Molecular Cancer Therapeutics that LB-100 overcomes the resistance of cisplatin-resistant human ovarian cancer cells in the peritoneal cavity of animals. This finding is of particular interest as platinum-based chemotherapy drugs are the first-line treatment for women with unresectable ovarian cancer and patients so treated eventually relapse because of development of platinum-resistant disease.

In November 2014, Dr. Kovach, in an invited talk, presented a summary of the anti-cancer activity of LB-100 at the annual Therapeutics Area Partnership Meeting in Boston, Massachusetts. This meeting was sponsored by Kantar Health, which selected LB-100 as one of the top 10 oncology projects to watch in 2015 (see press release from Kantar Health at www.lixte.com).

In December 2014, scientists from the Terry Fox Cancer Center, Vancouver, British Columbia, reported at the Annual Society of Hematology Meeting that LB-100 is active alone and potentiates the activity of Imatinib (Gleevec) against human cell lines of chronic myelogenous leukemia (CML), both imatinib-naïve CML cells and Imatinib-resistant CML cells. Although virtually all patients with CML worldwide receive Imatinib as initial therapy and most patients have an excellent response, almost every patient relapses because of development of Imatinib–resistance.

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

Patents for composition of matter and for several uses of both the LB-100 series (oxabicycloheptanes and –heptenes) and the LB-200 series (histone deacetylase inhibitors; HDACi) have been issued in the US, Mexico, and Australia with notice of intent to patent from the Japanese patent office. Patents for the LB-100 series and the LB-200 series have been filed in the U.S. and widely internationally (PCT).

Issued patents include:

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

3. Treatments for Vascular Diseases. Non-patentable compounds which reduce the extent of tissue damage after experimental induction of myocardial ischemia in animal models affect the same enzyme targeted by the Company’s LB-100 compound, raising the possibility that these agents may have therapeutic benefit in heart attacks and potentially strokes due to acute blood vessel blockage.

4. Treatments for Fungal Infections of the Skin. LB-200 compounds have activity against the most common fungal infections of humans and animals in cell culture and animal models.

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

The Company’s ability to compete successfully is based on numerous factors, including:

●	the cost-effectiveness of any product that the Company ultimately commercializes relative to competing products;

●	the ease of use and ready availability of any product that the Company brings to market;

●	the accuracy of a diagnostic test designed by the Company in detecting cancers, including overcoming the propensity for “false positive” results; and

●	the relative speed with which the Company is able to bring any product resulting from its research to market in its target markets.

If the Company is unable to distinguish its products from competing products, or if competing products reach the market first, the Company may be unable to compete successfully with current or future competitors.

Employees

As of December 31, 2014, the Company had no full-time employees. Dr. Kovach is a Professor (part-time) in the Department of Preventive Medicine at the State University of New York (SUNY) in Stony Brook, New York. He received approvals from the School of Medicine of SUNY-Stony Brook and from the New York State Ethics Commission to operate the Company and to hold greater than 5% of the Company’s outstanding shares.

Dr. Kovach devotes approximately 50% of his efforts per year to research planning and management. Dr. Kovach’s contributions are made outside of his academic responsibilities. He directs, coordinates and manages the scientific and business development of the Company with the advice of the Company’s Board of Directors, the advisory committee, and, from time to time, various consultants with specific expertise.

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

ITEM 1A. RISK FACTORS

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs and diagnostic tests. We are seeking to do so through our internal research programs. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for any of the following reasons:

●	the research methodology used may not be successful in identifying potential product candidates. However, the Company has identified two promising lead candidate compounds which have activity in animal models, one of which, LB-100, is currently in a Phase 1 clinical trial;

●	product candidates for diagnostic tests may on further study be shown to not obtain an acceptable level of accuracy; or

●	product candidates for drugs may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date. Furthermore, the Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2014 consolidated financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the Company receiving $1,750,000 from the sale of shares of preferred stock effective March 17, 2015, the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

The amount and timing of future cash requirements will depend on the pace of the Company’s clinical programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company expects that it will need to raise additional capital no later than mid-2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and to maintain its patent portfolio. However, academic investigators have recently published pre-clinical data suggesting that LB-100 alone and/or in combination with standard treatments may be useful in the treatment of two different hematologic cancers. As the single agent dose of LB-100 is expected to be determined by June 30, 2015, the Company may consider raising additional funds during 2015 for the conduct of a Phase 1b/II clinical trial of LB-100 in a hematologic malignancy before the Company completes Part 2 of the current Phase 1 clinical trial.

After completion of the Phase 1 clinical trial, the next step will be to determine the anti-cancer activity of LB-100 against a particular type of human cancer in Phase 2 clinical trials. Market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Our ability to compete successfully is based on numerous factors, including:

●	the cost-effectiveness of any product we ultimately commercialize relative to competing products;

●	the ease of use and ready availability of any product we bring to market;

●	the accuracy of a diagnostic test designed by us in detecting cancers, including overcoming the propensity for “false positive” results; and

●	the relative speed with which we are able to bring any product resulting from our research to market in our target markets.

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

Our success depends on the continued availability and contributions of our Chief Executive Officer and founder, Dr. John S. Kovach. In particular, Dr. Kovach is 77 years old, and, because of his arrangement with the State University of New York, does not devote his full time to us, although Dr. Kovach generally devotes a minimum of twenty hours a week to our business. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

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

Dr. Kovach is experienced in the design and conduct of early clinical cancer trials, having been the lead investigator for a National Cancer Institute Phase 1 contract for ten years at the Mayo Clinic, Rochester, Minnesota. The Company, however, has no experience in conducting clinical trials and expects to rely heavily on collaborative partners and contract research organizations for their performance and management of clinical trials of our product candidates.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect:

●	our ability to generate revenues and achieve profitability;

●	the future revenues and profitability of our potential customers, suppliers and collaborators; and

●	the availability of capital.

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

The product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. This will adversely affect our ability to generate revenue. Market acceptance of and demand for any product that we may develop will depend on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	convenience and ease of administration;

●	prevalence and severity of adverse side effects;

●	availability of alternative treatments or diagnostic tests;

●	cost effectiveness;

●	effectiveness of our marketing strategy and the pricing of any product that we may develop;

●	publicity concerning our products or competitive products; and

●	our ability to obtain third-party coverage or reimbursement.

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

We cannot be certain that all patents applied for will be issued. In 2011, the Company received US patents for its lead compound, LB-100, as an anti-cancer agent and for the use of compounds of both the LB-100 and the LB-200 series for the prevention and treatment of neurodegenerative diseases. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

●	we or our licensors might not have been the first to make the inventions covered by our pending or future patent applications;

●	we or our licensors might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;

●	any patents under which we hold ultimate rights may not provide us with a basis for commercially-viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

●	any patent issued to us in the future or under which we hold rights may not be valid or enforceable; or

●	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets; for example if a competitor independently develops duplicative, similar, or alternative technologies.

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

The following factors are important to our success:

●	receiving patent protection for our product candidates;

●	preventing others from infringing our intellectual property rights; and

●	maintaining our patent rights and trade secrets.

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

Although our common stock is registered under the Exchange Act and our stock is traded on the OTCQB operated by the OTC Markets, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTCQB is an over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

●	the issuance of new equity securities pursuant to a future offering or acquisition;

●	changes in interest rates;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	changes in financial estimates by securities analysts;

●	the depth and liquidity of the market for our common stock;

●	investor perceptions of our company and the medical device industry generally; and

●	general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Dr. John Kovach, our current Chief Executive Officer, received shares of our stock in a reverse merger effective June 30, 2006. He is currently eligible to sell some of his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply. In this connection, from June 30, 2006 through December 31, 2014, we have sold an aggregate of 11,550,215 shares of common stock in private placements, 600,000 shares were issued for services, 81,036 shares were issued as a result of the exercise of stock options, and 10,224,884 shares were issued as a result of the exercise of stock warrants. All of these shares are currently eligible to be sold under Rule 144.

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

Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns approximately 37.6% of our outstanding common stock (the Company’s only voting security currently issued and outstanding). As a result, Dr. Kovach possesses significant influence, giving him the practical ability, among other things, to elect all of the members of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTCQB under the symbol “LIXT”. There is very limited trading of our stock on the OTCQB. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

●	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

●	Our financial position and results of operations;

●	Concern as to, or other evidence of, the safety or efficacy of any future proposed products and services or our competitors’ products and services;

●	Announcements of technological innovations or new products or services by us or our competitors;

●	U.S. and foreign governmental regulatory actions;

●	The development of litigation against us;

●	Period-to-period fluctuations in our operating results;

●	Changes in estimates of our performance by any securities analysts;

●	Possible regulatory requirements on our business;

●	The issuance of new equity securities pursuant to a future offering;

●	Changes in interest rates;

●	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Variations in quarterly operating results;

●	Change in financial estimates by securities analysts;

●	The depth and liquidity of the market for our common stock;

●	Investor perceptions of us; and

●	General economic and other national conditions.

The following table sets forth the range of reported closing prices of the Company’s common stock during the periods presented. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2013
First Quarter	$0.74	$0.25
Second Quarter	$0.35	$0.20
Third Quarter	$0.83	$0.50
Fourth Quarter	$0.71	$0.20

	High	Low
Year Ended December 31, 2014
First Quarter	$0.21	$0.07
Second Quarter	$0.55	$0.15
Third Quarter	$0.49	$0.11
Fourth Quarter	$0.49	$0.10

Holders

As of March 20, 2015, there were 45,575,814 shares of our common stock outstanding, held by approximately 84 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various brokerage firms and clearing agencies.

Dividends

Our dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and any credit or other contractual arrangements may then impose. We have not paid any cash dividends on our common stock and at the current time we do not anticipate paying a cash dividend on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2014, the most recently completed fiscal year.

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column 2)
	(1)	(2)	(3)
Equity Compensation Plans Approved by Security Holders	N/A	$ N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	6,850,000	$0.52	1,850,000	(1)

(1)	Represents shares available under the Company’s 2007 Stock Option Plan.

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

Recent Developments

On March 6, 2015, the Company advised holders of its outstanding common stock purchase warrants that it would extend the expiration date of the warrants, all of which are currently scheduled to expire on March 31, 2015, to April 15, 2015, and that it would reduce the cash exercise prices of the warrants by 50%. Warrants are currently outstanding to acquire a total of 2,928,800 shares of common stock, of which 1,075,000 warrants are exercisable at $0.75 per share and 1,853,800 warrants are exercisable at $0.50 per share. If all of the outstanding warrants are exercised, the Company would receive cash proceeds of $866,575 and the Company would issue 2,928,800 shares of common stock, reflecting an average exercise price of approximately $0.30 per share. The Company expects to record a charge to operations of approximately $200,000 during the three months ending March 31, 2015 with respect to the extension of the warrants and the reduction in the warrant exercise price.

Effective March 17, 2015, the Company’s Chairman and major stockholder converted advances due to him aggregating $92,717 into 92,717 shares of the Company’s common stock, reflecting an effective price of $1.00 per share. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share.

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a current stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to the financing transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock (the “Preferred Shares”) at a price per share of $10.00, representing an aggregate purchase price of $1,750,000. The Preferred Shares have a dividend of 1% of the annual net revenue of the Company until converted or redeemed. Each of the Preferred Shares may be converted, at the option of the holder, into 12.5 shares of common stock (subject to customary anti-dilution provisions) and the Preferred Shares are subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. If fully converted, the Preferred Shares would convert into 2,187,500 shares of common stock, representing an effective price per share of common stock of $0.80. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share. The Company has the right to redeem the Preferred Shares up to the fifth anniversary of the closing date at a price per share equal to $50.00. The Company will account for the Preferred Shares as a component of shareholders’ equity.

The following table sets forth the condensed consolidated balance sheet of the Company as of December 31, 2014 on an as reported basis and on an unaudited pro forma basis, giving effect to the sale on March 17, 2015, of 175,000 shares of the Company’s Series A Convertible Preferred Stock at a price of $10.00 per share, representing an aggregate purchase price of $1,750,000, and the conversion of $92,717 of advances to the Company by Dr. John Kovach, the Company’s Chief Executive Officer, into 92,717 shares of the Company’s common stock, also on March 17, 2015.

	Actual - As Reported	Pro Forma - As Adjusted
		(Unaudited)

ASSETS
Total current assets	$539,299	$2,289,299
Total assets	$539,299	$2,289,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$273,437	$180,720
Total liabilities	273,437	180,720

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; aggregate dividend equal to 1% of annual net revenue; aggregate redemption value of $8,750,000; liquidation preference based on conversion to common shares; preferred shares authorized: 175,000; preferred shares issued and outstanding: 175,000; common shares issuable upon conversion at 12.5 common shares per share of preferred stock: 2,187,500 shares, as adjusted	—	1,750,000
Common stock, $0.0001 par value, authorized – 100,000,000 shares; issued and outstanding – 45,483,097 shares, as reported, and 45,575,814 shares, as adjusted	4,548	4,557
Additional paid-in capital	15,979,475	16,072,183
Accumulated deficit	(15,718,161)	(15,718,161)
Total stockholders’ equity	265,862	2,108,579
Total liabilities and stockholders’ equity	$539,299	$2,289,299

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

At December 31, 2014, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2014 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At December 31, 2014, the Company had cash and money market funds aggregating $258,110. As a result of the Company receiving $1,750,000 from the sale of shares of preferred stock effective March 17, 2015, the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

The amount and timing of future cash requirements will depend on the pace of the Company’s clinical programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company expects that it will need to raise additional capital no later than mid-2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and to maintain its patent portfolio. However, academic investigators have recently published pre-clinical data suggesting that LB-100 alone and/or in combination with standard treatments may be useful in the treatment of two different hematologic cancers. As the single agent dose of LB-100 is expected to be determined by June 30, 2015, the Company may consider raising additional funds during 2015 for the conduct of a Phase 1b/II clinical trial of LB-100 in a hematologic malignancy before the Company completes Part 2 of the current Phase 1 clinical trial.

Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption was permitted. The Company adopted the provisions of ASU 2014-10 effective June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. (“Theradex”), the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by June 30, 2016. The Phase 1 clinical trial is estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2017, respectively, or approximately 38% and 32% of research and development costs for the years ended December 31, 2014 and 2013, respectively. The costs charged to operations for amounts paid to or through Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2015 and 2016 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an Investigational New Drug (“IND”) application to the United States Food and Drug Administration (“FDA”) to conduct a Phase 1 clinical trial of LB-100, and engaged the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to prepare an IND application for filing with the FDA. This task included preparing the detailed clinical protocol known as the “Investigator’s Brochure”, a document containing a detailed summary of all that is known about LB-100, and development of the formal IND application for submission to the FDA. The CRO also established the procedures for assuring appropriate collection and reporting of data generated during the clinical trial of LB-100 to the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 is divided into two parts: the first part is designed to determine the maximum tolerable dose of LB-100 given alone, and the second part is designed to determine the maximum tolerable dose of LB-100 in combination with a standard widely used anti-cancer drug, docetaxel, a well-established anti-mitotic chemotherapy medication approved by the FDA for the treatment of various cancers. As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of the first part of the Phase 1 clinical trial is to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (PP2A), can be inhibited in humans with readily tolerable toxicity. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses, but for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds.

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial (NCTO 1837667 at www.clinicaltrials.gov) and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. As the accrual of patients was slower than anticipated, in October 2014 the Company entered into a Clinical Research Agreement (“CRA”) with US Oncology Research, LLC, a large community-based research network based in Texas, to increase the rate of entry of patients into the ongoing clinical trial by adding four more active clinical oncologic research sites.

The Company originally estimated that the Phase 1 clinical trial of LB-100 would be completed during the quarter ending June 30, 2015 at a total cost of approximately $2,038,000. The Company currently estimates that the first part of the clinical trial will be completed by June 30, 2015 and the second part of the clinical trial will be completed by June 30, 2016, at a total cost of approximately $2,615,000.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the clinical trial and ultimately upon the total number of patients entered into the clinical trial to establish the proper doses of the drug for Phase 2 clinical trials.

The Phase 1 clinical trial of LB-100 is being conducted in two parts. In Part 1, the dose of LB-100 to be administered alone in a subsequent Phase 2 clinical trial is being determined, and in Part 2, the dose of LB-100, in combination with the standard cytotoxic drug docetaxel is being determined. Part 1 of the current clinical trial is anticipated to be concluded in the second quarter of 2015 and Part 2 of the current clinical trial is anticipated to be concluded in the second quarter of 2016.

After completion of the Phase 1 clinical trial of LB-100, subject to the availability of funds, the Company anticipates that the next steps in its clinical development program will be to determine the anti-cancer activity of LB-100 as a single agent against a specific hematological cancer in a Phase 1/2 clinical trial, and in combination with docetaxel against a specific solid tumor in a Phase 2 clinical trial for which single agent docetaxel is indicated.

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

Results of Operations

The Company is considered a development stage company at December 31, 2014, as the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

Years Ended December 31, 2014 and 2013

General and Administrative. For the year ended December 31, 2014, general and administrative costs were $1,285,173, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $775,124, consulting and professional fees of $323,544, insurance expense of $43,138, officer’s salary and related costs of $67,219, stock transfer fees of $12,888, travel and entertainment costs of $19,235, filing fees of $9,173, investor relations of $8,085 and other operating costs of $26,767.

For the year ended December 31, 2013, general and administrative costs were $494,959, which consisted of the fair value of stock options issued to directors and consultants of $119,125, consulting and professional fees of $211,170, insurance expense of $37,116, officer’s salary and related costs of $66,952, stock transfer fees of $9,358, travel and entertainment costs of $11,574, filing fees of $11,225, and other operating costs of $28,439.

General and administrative costs increased by $790,214 or 159.7% in 2014 as compared to 2013, primarily as a result of an increase of $655,999 in stock-based compensation and an increase of $112,374 in legal and other consulting fees.

A significant component of the fair value of stock options issued to directors and consultants of $775,124 for the year ended December 31, 2014 was the $732,699 expense for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy.

Research and Development. For the year ended December 31, 2014, research and development costs were $1,117,970, which consisted of the vested portion of the fair value of stock options of $171,049 comprised of $52,399 for a member of the Company’s Scientific Advisory Committee and $118,650 to a consultant as compensation for his contributions to the Company’s compound development activities, patent costs of $342,625, and contractor costs of $604,296, including $423,534 to a related party in connection with the Phase 1 clinical trial of LB-100.

For the year ended December 31, 2013, research and development costs were $879,886, which consisted of patent costs of $405,285, contractor costs of $464,184, including $278,721 to a related party in connection with the Phase 1 clinical trial of LB-100, and consulting fees to a related party of $10,417.

Research and development costs increased by $238,084 or 27.1% in 2014 as compared to 2013, primarily as a result of an increase of $170,924 in stock-based compensation and an increase of $140,112 in contractor costs.

Fair Value of Warrant Extensions. During the year ended December 31, 2014, the Company incurred an expense of $302,691 for the fair value of extending the expiration dates of various warrants, including $78,617 for the extension of the expiration dates to June 30, 2014 for warrants to acquire 1,748,800 shares of the Company’s common stock, and $224,074 for the extension of the expiration dates to March 31, 2015 for warrants to acquire 2,928,800 shares of the Company’s common stock. All of the warrants that were extended were issued in conjunction with the private placement that closed in 2009 and were scheduled to expire at various times in 2014.

Fair Value of Warrant Discount. During the year ended December 31, 2014, the Company incurred an expense of $134,420 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 3,900,000 shares of the Company’s common stock. The discounts ranged from $0.25 to $0.375 per share. The exercise of the warrants generated net proceeds to the Company of $1,412,500 in April 2014.

Gain from Reversal of Registration Rights Penalty Obligation. At December 31, 2014, the Company recorded a gain of $74,000 from the reversal of a registration rights penalty obligation that it had previously recorded on December 31, 2006, and for which no payments had been made through December 31, 2014.

Net Loss. For the year ended December 31, 2014, the Company incurred a net loss of $2,766,188, as compared to a net loss of $1,374,842 for the year ended December 31, 2013.

Liquidity and Capital Resources – December 31, 2014

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

At December 31, 2014, the Company had working capital of $265,862, as compared to working capital of $236,266 at December 31, 2013, an increase in working capital of $29,596 for the year ended December 31, 2014, primarily as a result of the elimination of the $74,000 registration rights penalty obligation from the Company’s balance sheet at December 31, 2014. At December 31, 2014, the Company had cash and money market funds aggregating $258,110, as compared to $481,154 at December 31, 2013, a decrease of $223,048 for the year ended December 31, 2014.

Subsequent to December 31, 2014, non-interest bearing advances of $92,717 due to the Company’s Chairman and major stockholder, which were included in current liabilities in the Company’s consolidated balance sheets, were converted into 92,717 shares of the Company’s common stock. The Company also received $1,750,000 from the sale of shares of preferred stock effective March 17, 2015, as a result of which the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

The Company will need to raise additional capital by mid-2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and to maintain its patent portfolio. Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

Operating Activities. For the year ended December 31, 2014, operating activities utilized cash of $1,635,544, as compared to utilizing cash of $1,180,102 for the year ended December 31, 2013, to support the Company’s ongoing research and development activities.

Investing Activities. For the year ended December 31, 2014, investing activities consisted of an increase in money market funds of $207,564 due primarily as a result of proceeds received from the exercise of warrants in April 2014. For the year ended December 31, 2013, investing activities consisted of a $1 increase in money market funds from interest earned during the period.

Financing Activities. For the year ended December 31, 2014, financing activities consisted of $1,412,500 in proceeds received from the exercise of warrants to purchase of 3,900,000 shares of the Company’s common stock in April 2014. There were no financing activities during the year ended December 31, 2013.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by June 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the study and ultimately upon the total number of patients entered into the study to establish the proper doses of the drug for Phase 2 clinical trials.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the year ended December 31, 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. The Company charged $25,000 to operations for services provided under this agreement during the year ended December 31, 2014, which amount was included in general and administrative costs in the Company’s consolidated statements of operations.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2014 aggregating $1,839,548, of which $150,903 is included in current liabilities in the Company’s consolidated balance sheet at December 31, 2014.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$60,530	$60,530	$—	$—	$—	$—
Clinical trial agreements	1,670,301	1,020,301	650,000	—	—	—
Consulting agreements	16,000	16,000	—	—	—	—
Due to Chairman and major stockholder	92,717	92,717	—	—	—	—
Total	$1,839,548	$1,189,548	$650,000	$—	$—	$—

Off-Balance Sheet Arrangements

At December 31, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Our management, consisting of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission, as subsequently updated on May 14, 2013 and which became effective after December 15, 2014. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during or subsequent to the fourth quarter of the year ended December 31, 2014 that materially affected or are reasonably likely to affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of our Company as of December 31, 2014. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

Our directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	77	Chief Executive Officer, Chief Financial Officer, Director
Dr. Philip F. Palmedo	81	Director
Dr. Kathleen P. Mullinix	70	Director

Biographies of Directors and Executive Officers

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

From 1976 to 1994, Dr. Kovach was a consultant in oncology and director of the Cancer Pharmacology Division at the Mayo Clinic in Rochester, Minnesota. During this time, he directed the early clinical trials program for evaluation of new anti-cancer drugs as principal investigator of contracts from the National Cancer Institute. From 1986 to 1994, he was also Chair of the Department of Oncology and Director of the NCI-designated Mayo Comprehensive Cancer Center. During that time, Dr. Kovach, working with a molecular geneticist, Steve Sommer, M.D., Ph.D., published extensively on patterns of acquired mutations in human cancer cells as markers of environmental mutagens and as potential indicators of breast cancer patient prognosis. Dr. Kovach has published over 100 articles on the pharmacology, toxicity, and effectiveness of anti-cancer treatments and on the molecular epidemiology of breast cancer. Dr. Kovach directs the Company with the approval of the State University of New York at Stony Brook and the New York State Ethics Commission.

Dr. Philip F. Palmedo

Philip F. Palmedo, Ph.D., is a physicist, entrepreneur, and corporate manager. Dr. Palmedo joined our board of directors on June 30, 2006. He founded and served as Chairman of the International Resources Group (IRG), an international consultancy in energy, natural resources and economic development. IRG was bought by L3 Communications in 2008. Dr. Palmedo designed and was the first President of the Long Island Research Institute formed by Brookhaven National Laboratory, Cold Spring Harbor Laboratory, and SUNY-Stony Brook to facilitate the commercialization of technologies. In 1988, Dr. Palmedo joined in the formation of Kepler Financial Management, Ltd., a quantitative financial research and trading company. He was President and Managing Director until 1991, when Renaissance Technologies Corporation acquired the company.

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2014.

ITEM 11. EXECUTIVE COMPENSATION

Option Grants in 2013 and 2014 - Named Executive Officer

None.

Aggregated Option Exercises in 2013 and 2014 Option Values at December 31, 2013 and at 2014 - Named Executive Officer

None.

Employment Agreements; Compensation

We have not entered into any employment agreements with management. During the years ended December 31, 2014 and 2013, we did not have any full-time employees.

During the years ended December 31, 2014 and 2013, the Company paid Dr. Kovach, the Company’s Chief Executive Officer and Chief Financial Officer, an annual salary of $60,000. Over the past few years, Dr. Kovach has reduced his academic commitment from 80% to 50% in order to devote sufficient time to the Company’s business activities.

Dr. Kovach is not compensated separately for his service on the Board of Directors. Dr. Kovach is reimbursed for out-of-pocket expenses.

Any future compensation arrangements will be subject to the approval of the Board of Directors.

Consulting Agreements

See “ITEM 16. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE – Related Party Transactions” for disclosures with respect to consulting agreements involving directors and related parties.

Board of Director Compensation

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

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share. Dr. Royds died on March 23, 2013 and the stock options expired unexercised on March 23, 2014.

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

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Philip F. Palmedo	2014	0	0	0	0	0	0	0	0
Director	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Mel Sorensen	2014	0	0	0	0	0	0	-	-
Director (3)	2013	0	0	0	0	0	0	10,417	10,417
	2012	0	0	0	0	0	0	21,875	21,875

Robert B. Royds	2013	0	0	0	0	0	0	0	0
Director (4)	2014	0	0	0	0	0	0	0	0

Kathleen P. Mullinix	2014	0	0	0	0	0	0	0	0
Director	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	118,000	0	0	0	118,000

(1)	Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

(3)	Dr. Sorensen resigned from the Company’s Board of Directors for personal reasons on April 16, 2014.

(4)	Dr. Royds died on March 23, 2013.

Scientific Advisory Committee Compensation

On June 30, 2011, the Company granted to Dr. Iwao Ojima, a member of the Company’s Scientific Advisory Committee, stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share).

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share).

On July 15, 2014, Gil Schwartzberg, a significant stockholder of and consultant to the Company, assigned fully-vested stock options to acquire 1,000,000 shares of the Company’s common stock to Daniel Von Hoff, a member of the Company’s Scientific Advisory Committee. The options assigned included options to acquire 500,000 shares that had been previously granted to Mr. Schwartzberg on October 15, 2009, were exercisable at $1.00 per share, and expired on October 15, 2014, and options for 500,000 shares that had been previously granted to Mr. Schwartzberg on October 5, 2011, are exercisable at $1.00 per share, and expire on October 5, 2016. As Mr. Schwartzberg is considered an affiliate of the Company for accounting and securities purposes, the fair value of the stock options assigned by Mr. Schwartzberg to Mr. Von Hoff for the benefit of the Company was recorded as a contribution to capital and a charge to operations. The fair value of the stock options assigned, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $43,500 (average of $0.04 per share). The remaining unexpired options to acquire 500,000 shares were transferred back to Mr. Schwartzberg in February 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2015 certain information regarding beneficial ownership of our common stock (the only class of the Company’s voting equity securities issued and outstanding) by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of March 20, 2015, there were 45,575,814 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 20, 2015 pursuant to options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers, Directors and 5% stockholders

Dr. John S. Kovach 248 Route 25A, No. 2 East Setauket, New York 11733	17,114,503	(7)	37.6%

Dr. Philip F. Palmedo 248 Route 25A, No. 2 East Setauket, New York 11733	1,266,020	(1)	2.7%

Dr. Kathleen P. Mullinix
248 Route 25A, No. 2
East Setauket, New York 11733	200,000	(4)	0.4%

All officers and directors as a group (three persons)	18,580,523	(1)(4)(7)	40.2%

Gil Schwartzberg 5500 MILITARY TRAIL, SUITE 22 JUPITER, FLORIDA 33458	8,572,697	(2)	17.3%

Dr. Debbie Schwartzberg 5500 MILITARY TRAIL, SUITE 22 JUPITER, FLORIDA 33458	6,838,845	(3)	14.2%

Dr. Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	7,037,500	(5)	14.7%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	3,650,000	(6)	8.0%

(1) Consists of 700,000 shares of common stock and warrants to purchase 300,000 shares of common stock owned by the Philip Palmedo Partnership, and 66,020 shares of common stock and options to purchase 200,000 shares of common stock owned by Dr. Palmedo. Dr. Palmedo is the general partner of the Philip Palmedo Partnership and has full voting, disposition and investment control as to such shares. All options and warrants are immediately exercisable or within 60 days.

(2) Includes 800,800 shares of common stock, and options to purchase 3,000,000 shares of common stock owned by Mr. Schwartzberg. Also includes 834,782 shares of common stock owned by the Gil Schwartzberg IRA; 603,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control; 1,184,000 shares of common stock and options to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Mr. Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and options to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Mr. Schwartzberg is the co-trustee. Excludes 1,504,845 shares of common stock, options to purchase 500,000 shares of common stock, and warrants to purchase 500,000 shares of common stock owned directly by Debbie Schwartzberg, the wife of Mr. Schwartzberg, as to which Mr. Schwartzberg disclaims beneficial ownership or control; and 500,000 shares of common stock by the Debbie Schwartzberg Family Trust. All options and warrants are immediately exercisable or within 60 days.

(3) Includes 1,504,845 shares of common stock, options to purchase 1,000,000 shares of common stock, and warrants to purchase 500,000 shares of common stock owned by Ms. Schwartzberg. Also includes 500,000 shares of common stock owned by the Debbie Schwartzberg Family Trust; 1,184,000 shares of common stock and options to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Ms. Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and options to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Ms. Schwartzberg is the co-trustee. Excludes 800,800 shares of common stock, and options to purchase 3,000,000 shares of common stock owned by Mr. Schwartzberg, the husband of Ms. Schwartzberg. Also excludes 834,782 shares of common stock owned by the Gil Schwartzberg IRA, and 603,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Mr. Schwartzberg has sole voting, disposition and investment control. All options and warrants are immediately exercisable.

(4) Consists of options to purchase 200,000 shares of common stock, all of which are immediately exercisable or within 60 days.

(5) Includes 4,850,000 shares of common stock and 2,187,500 shares of common stock issuable upon conversion of 175,000 shares of Series A Convertible Preferred Stock owned by the Arthur and Jane Riggs 1990 Revocable Trust. The shares of Series A Convertible Preferred Stock were issued on March 17, 2015 and are immediately convertible into common stock.

(6) Consists of 3,650,000 shares of common stock owned by the Robert and Susan Greenberg Family Trust.

(7) Includes 92,717 shares of common stock issued upon conversion of amounts owed to Dr. John S. Kovach on March 17, 2015.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Related Party Transactions

This section describes the material transactions that we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock during the years ended December 31, 2013 and 2014.

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

As of December 31, 2014, Dr. Kovach had advanced an aggregate of $92,717 to the Company to meet operating expenses, all of which had been advanced at June 30, 2006. Such advances are non-interest bearing and are due on demand. Subsequent to December 31, 2014, Dr. Kovach converted such advances into 92,717 shares of the Company’s common stock, reflecting an effective price of $1.00 per share, which was in excess of the quoted market price of the Company’s common stock on the date of conversion.

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half of the options (2,000,000 shares) vesting on January 28, 2015. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributed to the options fully-vested on January 28, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options is being charged to operations ratably from January 28, 2014 through January 28, 2015. During the year ended December 31, 2014, the Company recorded a charge to operations of $434,499 with respect to the remaining unvested portion of the options.

On July 15, 2014, Gil Schwartzberg assigned fully-vested stock options to acquire 1,000,000 shares of the Company’s common stock to Daniel Von Hoff, a member of the Company’s Scientific Advisory Committee. The options assigned included options to acquire 500,000 shares that had been previously granted to Mr. Schwartzberg on October 15, 2009, were exercisable at $1.00 per share, and expired on October 15, 2014, and options for 500,000 shares that had been previously granted to Mr. Schwartzberg on October 5, 2011, are exercisable at $1.00 per share, and expire on October 5, 2016. As Mr. Schwartzberg is considered an affiliate of the Company for accounting and securities purposes, the fair value of the stock options assigned by Mr. Schwartzberg to Mr. Von Hoff for the benefit of the Company was recorded as a contribution to capital and a charge to operations. The fair value of the stock options assigned, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $43,500 (average of $0.04 per share), and such amount was charged to operations on July 15, 2014. The remaining unexpired options to acquire 500,000 shares were transferred back to Mr. Schwartzberg in February 2015.

On May 21, 2012, the Company entered into an agreement with Dr. Mel Sorensen, a former member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The term of the agreement was for the period from May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. Consulting and advisory fees charged to operations pursuant to this agreement were $10,417 for the year ended December 31, 2013 and are included in research and development costs in the Company’s consolidated statements of operations. Effective April 16, 2014, Dr. Sorenson resigned from the Company’s Board of Directors for personal reasons.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by June 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other regulatory services. These costs were not material for all periods presented.

On June 18, 2014, the Company entered into a sub-lease agreement for shared office space in New York City with the Eric Forman Law Office, a party providing legal and consulting services to the Company. The sub-lease was for a term of six months at a base rate of $875 per month and was not renewed upon expiration. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company. Legal and consulting fees charged to operations for services rendered by Eric Forman for the years ended December 31, 2014 and 2013 were $46,000 and $12,000, respectively.

See “ITEM 11. EXECUTIVE COMPENSATION - Directors Compensation” for disclosures with respect to compensation (both cash and equity-based) to certain of our directors for services.

(b) Director Independence

The Company considers Drs. Palmedo and Mullinix to be “independent directors” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2014 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.C. in fiscal 2013 and 2014.

	2013	2014
Audit Fees(1)	$49,664	$56,459
Audit-Related Fees(2)	—	—
Tax Fees(3)	10,450	8,260
All Other Fees(4)	—	—
Total	$60,114	$64,719

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

All audit related services, tax services and other services rendered by Weinberg & Company, P.C. were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements on page F-1, where these documents are listed.

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because the required information is not applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

(b)	Exhibits:

A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2015	LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ JOHN S. KOVACH
	Name:	John S. Kovach
	Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	Chief Executive Officer, Chief Financial	March 27, 2015
John S. Kovach	Officer, Principal Accounting Officer and Director

/s/ PHILIP F. PALMEDO	Director	March 27, 2015
Philip F. Palmedo

/s/ KATHLEEN P. MULLINIX	Director	March 27, 2015
KATHLEEN P. MULLINIX

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.2	Bylaws.[2]
10.1	Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.[4]
10.2	Amendment No. 6 to CRADA.[5]
10.3	Agreement between Lixte Biotechnology Holdings, Inc. and Chem-Master International, Inc. dated as of February 5, 2007.[6]
10.4	Amendment dated January 28, 2008 to Agreement with Chem-Master International, Inc.[7]
10.5	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Stephen K. Carter dated September 12, 2007.[8]
10.6	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.7	Stock Option Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.8	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Gil Schwartzberg dated September 12, 2007.[8]
10.9	Amendment to Consulting Agreement with Gil Schwartzberg dated October 15, 2009.[12]
10.10	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Francis Johnson dated September 12, 2007.[8]
10.11	Consulting Agreement between Lixte Biotechnology Holdings, Inc. and Pro-Active Capital Group, LLC dated July 27, 2009.[9]
10.12	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.[10]
10.13	Stock Option Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
10.14	Consulting Agreement between the Company and Mel Sorensen dated October 7, 2008.[11]
10.15	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010.[12]
10.16	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013.[13]
10.17	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013. [13]
10.18	Advisory Agreement between Lixte Biotechnology Holdings, Inc. and Kathleen P. Mullinix dated January 1, 2014.[13]
10.19	Certificate of Designations for the Company’s Series A Convertible Preferred Stock.[14]
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[15]
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[15]
101.INS	XBRL Instance Document[15]
101.SCH	XBRL Taxonomy Extension Schema Document[15]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document[15]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document[15]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document[15]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[15]

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Registration on Form SB-2, as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2008 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference.

12	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

13	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

14	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015, and incorporated herein by reference.

15	Filed herewith.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 27, 2015

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$44,411	$475,019
Money market funds	213,699	6,135
Advances on research and development contract services	231,177	33,880
Prepaid expenses and other current assets	50,012	43,006
Total current assets	539,299	558,040
Total assets	$539,299	$558,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,534	$107,774
Research and development contract liabilities, including $18,436 and $34,398 to a related party at December 31, 2014 and 2013, respectively	58,186	47,283
Registration rights penalty obligation	—	74,000
Due to Chairman and major stockholder	92,717	92,717
Total current liabilities	273,437	321,774

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized – 10,000,000 shares; issued – none	—	—
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 45,483,097 shares and 41,583,097 shares at December 31, 2014 and 2013, respectively	4,548	4,158
Additional paid-in capital	15,979,475	13,184,081
Accumulated deficit	(15,718,161)	(12,951,973)
Total stockholders’ equity	265,862	236,266
Total liabilities and stockholders’ equity	$539,299	$558,040

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $784,598 and $115,768 to related parties for the years ended December 31, 2014 and 2013, respectively	1,285,173	494,959
Research and development costs, including $435,707 and $304,102 to related parties for the years ended December 31, 2014 and 2013, respectively	1,117,970	879,886
Total costs and expenses	2,403,143	1,374,845
Loss from operations	(2,403,143)	(1,374,845)
Interest income	66	3
Fair value of warrant extensions	(302,691)	—
Fair value of warrant discount	(134,420)	—
Gain from reversal of registration rights penalty obligation	74,000	—
Net loss	$(2,766,188)	$(1,374,842)

Net loss per common share – basic and diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding – basic and diluted	44,405,563	41,583,097

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012	41,583,097	$4,158	$13,064,831	$(11,577,131)	$1,491,858
Stock-based compensation expense	—	—	119,250	—	119,250
Net loss	—	—	—	(1,374,842)	(1,374,842)
Balance, December 31, 2013	41,583,097	4,158	13,184,081	(12,951,973)	236,266
Exercise of stock warrants	3,900,000	390	1,412,110	—	1,412,500
Fair value of warrant extensions	—	—	302,691	—	302,691
Fair value of warrant discount	—	—	134,420	—	134,420
Stock-based compensation expense	—	—	946,173	—	946,173
Net loss	—	—	—	(2,766,188)	(2,766,188)
Balance, December 31, 2014	45,483,097	$4,548	$15,979,475	$(15,718,161)	$265,862

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,766,188)	$(1,374,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	775,124	119,125
Research and development costs	171,049	125
Fair value of warrant -
Extensions	302,691	—
Discount	134,420	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(197,297)	17,695
Prepaid expenses and other current assets	(7,006)	(2,827)
Increase (decrease) in -
Accounts payable and accrued expenses	14,760	27,358
Research and development contract liabilities	10,903	33,264
Registration rights penalty obligation	(74,000)	—
Net cash used in operating activities	(1,635,544)	(1,180,102)

Cash flows from investing activities:
Increase in money market funds	(207,564)	(1)
Net cash used in investing activities	(207,564)	(1)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,412,500	—
Net cash provided by financing activities	1,412,500	—

Cash:
Net decrease	(430,608)	(1,180,103)
Balance at beginning of period	475,019	1,655,122
Balance at end of period	$44,411	$475,019

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

1. Organization and Business Operations

Organization and Business

Lixte Biotechnology Holdings, Inc. (“Holdings”), a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), is engaged in research and development activities with respect to anti-cancer treatments and other common non-malignant diseases. The Company’s activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

The Company is considered a development stage company at December 31, 2014, as the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations. In June 2014, as discussed in Note 2, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted at December 31, 2014.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies required to prepare an Investigational New Drug (“IND”) application to the United States Food and Drug Administration (“FDA”) to conduct a Phase 1 clinical trial of LB-100, and engaged Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for the clinical development of the Company’s lead compound, LB-100, and to prepare an IND application for filing with the FDA.

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 is divided into two parts: the first part is designed to determine the maximum tolerable dose of LB-100 given alone, and the second part is designed to determine the maximum tolerable dose of LB-100 in combination with a standard widely used anti-cancer drug, docetaxel, a well-established anti-mitotic chemotherapy medication approved by the FDA for the treatment of various cancers.

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial (NCTO 1837667 at www.clinicaltrials.gov) and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. As the accrual of patients was slower than anticipated, in October 2014 the Company entered into a Clinical Research Agreement (“CRA”) with US Oncology Research, LLC, a large community-based research network based in Texas, to increase the rate of entry of patients into the ongoing clinical trial by adding four more active clinical oncologic research sites.

The Company originally estimated that the Phase 1 clinical trial of LB-100 would be completed during the quarter ending June 30, 2015 at a total cost of approximately $2,038,000. The Company currently estimates that the first part of the clinical trial will be completed by June 30, 2015, and the second part of the clinical trial will be completed by June 30, 2016, at a total cost of approximately $2,615,000.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the clinical trial and ultimately upon the total number of patients entered into the clinical trial to establish the proper doses of the drug for a Phase 2 clinical trial.

The Phase 1 clinical trial of LB-100 is being conducted in two parts. In Part 1, the dose of LB-100 to be administered alone in a subsequent Phase 2 clinical trial is being determined, and in Part 2, the dose of LB-100, in combination with the standard cytotoxic drug docetaxel is being determined. Part 1 of the current clinical trial is anticipated to be concluded in the second quarter of 2015 and Part 2 of the current clinical trial is anticipated to be concluded in the second quarter of 2016.

After completion of the Phase 1 clinical trial of LB-100, subject to the availability of funds, the Company anticipates that the next steps in its clinical development program will be to determine the anti-cancer activity of LB-100 as a single agent against a specific hematological cancer in a Phase 1/2 clinical trial, and in combination with docetaxel against a specific solid tumor in a Phase 2 clinical trial for which single agent docetaxel is indicated.

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

At December 31, 2014, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2014 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At December 31, 2014, the Company had cash and money market funds aggregating $258,110. As a result of the Company receiving $1,750,000 from the sale of shares of preferred stock effective March 17, 2015 (see Note 9), the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

The amount and timing of future cash requirements will depend on the pace of the Company’s clinical programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company expects that it will need to raise additional capital no later than mid-2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and to maintain its patent portfolio. However, academic investigators have recently published pre-clinical data suggesting that LB-100 alone and/or in combination with standard treatments may be useful in the treatment of two different hematologic cancers. As the single agent dose of LB-100 is expected to be determined by June 30, 2015, the Company may consider raising additional funds during 2015 for the conduct of a Phase 1b/II clinical trial of LB-100 in a hematologic malignancy before the Company completes Part 2 of the current Phase 1 clinical trial.

Market conditions present uncertainty as to the Company’s ability to secure additional funds. There can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its products, or to discontinue its operations entirely.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Holdings and its wholly-owned subsidiary, Lixte. Intercompany balances and transactions have been eliminated in consolidation.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $342,625 and $405,582 for the years ended December 31, 2014 and 2013, respectively. Patent costs are included in research and development costs in the Company’s consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by June 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively, or approximately 38% and 32% of research and development costs for the years ended December 31, 2014 and 2013, respectively. The costs charged to operations for amounts paid to or through Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2015 and 2016 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations (see Note 5).

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2014 and 2013 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2014, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2014 and 2013.

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

At December 31, 2014 and 2013, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2014	2013

Common stock warrants	2,928,800	6,828,800
Common stock options	6,850,000	3,150,000
Total	9,778,800	9,978,800

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption was permitted. The Company adopted the provisions of ASU 2014-10 effective June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required in its financial statements.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented below. For presentation purposes, warrants that were extended are considered as outstanding for the entire period in which such extension occurs.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2012	6,828,800	$0.667
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2013	6,828,000	0.667
Issued	—	—
Exercised	(3,900,000)	0.263
Expired	—	—
Warrants outstanding at December 31, 2014	2,928,800	$0.592	0.25

Warrants exercisable at December 31, 2013	6,659,840	$0.672
Warrants exercisable at December 31, 2014	2,807,840	$0.596	0.25

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2014:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.500	1,853,800	1,732,840
$0.750	1,075,000	1,075,000
	2,928,800	2,807,840

Based on a fair market value of $0.24 per share on December 31, 2014, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2014.

Based on a fair market value of $0.13 per share on December 31, 2013, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2013

At December 31, 2014, warrants exercisable do not include warrants to acquire 120,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of the third private placement.

Registration Rights Penalty Obligation

In conjunction with the Company’s private placement of its securities completed on July 27, 2006, the Company entered into a registration rights agreement with the purchasers, whereby the Company agreed to register the shares of common stock sold in the private placement, and to maintain the effectiveness of such registration statement, subject to certain conditions. The agreement required the Company to file a registration statement within 45 days of the closing of the private placement and to have the registration statement declared effective within 120 days of the closing of the private placement. Since the registration statement was not declared effective by the Securities and Exchange Commission within 120 days of the closing of the private placement, the Company was required to pay each investor prorated liquidated damages equal to 1.0% of the amount raised per month, payable monthly in cash. On September 8, 2006, the Company filed a registration statement on Form SB-2 to register 3,555,220 shares of the common stock sold in the private placement, and the registration statement was declared effective by the Securities and Exchange Commission on May 14, 2007.

In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, at December 31, 2006, the Company determined that the registration statement covering the shares sold in the private placement would not be declared effective within the requisite time frame. As a result, the Company recorded a registration rights penalty obligation under the registration rights agreement aggregating $74,000 at such date. The Company did not make any payments to the investors with respect to the registration rights penalty obligation through December 31, 2014, and it has determined that it is extremely remote that the Company will ever make such payments to the investors. Accordingly, at December 31, 2014, the Company recorded a gain of $74,000 from the reversal of the registration rights penalty obligation in the Company’s consolidated statement of operations.

4. Money Market Funds

Money market funds at December 31, 2014 and 2013 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with a market value of $213,699 and $6,135, respectively.

The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund’s objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

The following table presents money market funds at their level within the fair value hierarchy at December 31, 2014 and 2013.

	Total	Level 1	Level 2	Level 3

December 31, 2014:
Money market funds	$213,699	$213,699	$—	$—

December 31, 2013:
Money market funds	$6,135	$6,135	$—	$—

5. Related Party Transactions

Advances from the Company’s Chairman and major stockholder, Dr. John Kovach, aggregating $92,717 at December 31, 2014 and 2013 are non-interest bearing and are due on demand, and were included in current liabilities in the Company’s consolidated balance sheets. Subsequent to December 31, 2014, such advances were converted into shares of common stock (see Note 9).

Dr. Kovach was paid a salary of $60,000 for the years ended December 31, 2014 and 2013, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, Dr. Kovach may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

The Company’s principal office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the consolidated financial statements and, accordingly, have not been reflected therein.

On June 18, 2014, the Company entered into a sub-lease agreement for shared office space in New York City with the Eric Forman Law Office, a party providing legal and consulting services to the Company. The sub-lease was for a term of six months at a base rate of $875 per month and was not renewed upon expiration. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company. Legal and consulting fees charged to operations for services rendered by Eric Forman for the years ended December 31, 2014 and 2013 were $46,000 and $12,000, respectively.

On May 21, 2012, the Company entered into an agreement with Dr. Mel Sorensen, a former member of the Company’s Board of Directors, for consultation and advice regarding the preparation and strategy for obtaining FDA allowance of a clinical trial of the lead compound of the LB-100 series. The term of the agreement was for the period from May 21, 2012 to May 31, 2013 and provided for a fee of $25,000, payable in two installments of $12,500 on May 21, 2012 and December 1, 2012. Consulting and advisory fees charged to operations pursuant to this agreement were $10,417 for the year ended December 31, 2013 and are included in research and development costs in the Company’s consolidated statements of operations. Effective April 16, 2014, Dr. Sorenson resigned from the Company’s Board of Directors for personal reasons.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by June 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other regulatory services. These costs were not material for all periods presented.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. The Company charged $25,000 to operations for services provided under this agreement during the year ended December 31, 2014, which amount was included in general and administrative costs in the Company’s consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 6. Total stock-based compensation expense relating to directors, officers and other related parties was $946,173 and $119,250 for the years ended December 31, 2014 and 2013, respectively.

6. Stock-Based Compensation

The Company grants stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of common stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of December 31, 2014, stock options for 650,000 shares had been issued under the 2007 Plan, and stock options for 1,850,000 were available for issuance under the 2007 Plan.

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

For options granted during the year ended December 31, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.15% to 1.75%
Expected dividend yield	0%
Expected volatility	173% to 380%
Expected life	4-5 years

For options granted during the year ended December 31, 2013, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Expected dividend yield	0%
Expected volatility	262%
Expected life	5 years

On June 30, 2011, the Company granted to Dr. Philip F. Palmedo, a director of the Company, stock options to purchase 200,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 25,000 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $196,000 ($0.98 per share). During the years ended December 31, 2014 and 2013, the Company recorded charges to operations of $-0- and $48,530, respectively, with respect to these options.

On June 30, 2011, the Company granted to Dr. Iwao Ojima, a member of the Company’s Scientific Advisory Committee, stock options to purchase 50,000 shares of common stock, exercisable for a period of five years from the date of grant at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The options vest ratably in equal quarterly installments of 6,250 shares beginning July 1, 2011. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $49,000 ($0.98 per share). During the years ended December 31, 2014 and 2013, the Company charged operations of $-0- and $3,357, respectively, with respect to these options.

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half of the options (2,000,000 shares) vesting on January 28, 2015. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributed to the options fully-vested on January 28, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options is being charged to operations ratably from January 28, 2014 through January 28, 2015. During the year ended December 31, 2014, the Company recorded a charge to operations of $434,499 with respect to the remaining unvested portion of the options.

Effective May 1, 2011, in connection with his election to the Company’s Board of Directors, Dr. Robert B. Royds was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on May 1, 2011, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from each tranche’s vesting date, at $0.98 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $196,000 ($0.98 per share), and was charged to operations ratably from May 2, 2011 through February 1, 2013. During the year ended December 31, 2013, the Company recorded a charge to operations of $8,548 with respect to these options. Dr. Royds died on March 23, 2013 and the stock options expired unexercised on March 23, 2014.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and was being charged to operations from September 16, 2012 through June 16, 2014. During the years ended December 31, 2014 and 2013, the Company recorded charges to operations of $26,899 and $58,690, respectively, with respect to these options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations from December 24, 2013 through June 24, 2017. During the year ended December 31, 2014, the Company recorded a charge to operations of $8,901 with respect to these options.

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

On July 15, 2014, Gil Schwartzberg assigned fully-vested stock options to acquire 1,000,000 shares of the Company’s common stock to Daniel Von Hoff, a member of the Company’s Scientific Advisory Committee. The options assigned included options to acquire 500,000 shares that had been previously granted to Mr. Schwartzberg on October 15, 2009, were exercisable at $1.00 per share, and expired on October 15, 2014, and options for 500,000 shares that had been previously granted to Mr. Schwartzberg on October 5, 2011, are exercisable at $1.00 per share, and expire on October 5, 2016. As Mr. Schwartzberg is considered an affiliate of the Company for accounting and securities purposes, the fair value of the stock options assigned by Mr. Schwartzberg to Mr. Von Hoff for the benefit of the Company was recorded as a contribution to capital and a charge to operations. The fair value of the stock options assigned, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $43,500 (average of $0.04 per share), and such amount was charged to operations on July 15, 2014. The remaining unexpired stock options to acquire 500,000 shares were transferred back to Mr. Schwartzberg on February 23, 2015.

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company’s Board of Directors granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 is attributed to the options fully-vested on October 7, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options will be charged to operations ratably from October 7, 2014 through October 7, 2015. During the year ended December 31, 2014, the Company recorded a charge to operations of $15,526 with respect to these options.

A summary of stock option activity is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Options outstanding at December 31, 2012	3,750,000	$0.870
Granted	100,000	0.130
Exercised	—	—
Expired	(700,000)	1.045
Options outstanding at December 31, 2013	3,150,000	0.818
Granted	4,700,000	0.473
Exercised	—	—
Expired	(1,000,000)	0.803
Options outstanding at December 31, 2014	6,850,000	$0.582	3.57

Options exercisable at December 31, 2013	3,000,000	$0.843
Options exercisable at December 31, 2014	4,675,000	$0.626	2.84

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $69,000 at December 31, 2014, which is being recognized subsequent to December 31, 2014 over a weighted-average period of approximately nine months.

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2014:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.130	100,000	25,000
$0.250	500,000	500,000
$0.500	4,300,000	2,200,000
$0.650	700,000	700,000
$0.980	250,000	250,000
$1.000	1,000,000	1,000,000
	6,850,000	4,675,000

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2014 was approximately $2,750, based on a fair market value of $0.24 per share on December 31, 2014.

Based on a fair market value of $0.13 per share on December 31, 2013, there were no exercisable but unexercised in-the-money stock options on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2013.

Outstanding options to acquire 2,175,000 shares of the Company’s common stock had not vested at December 31, 2014.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are summarized below.

	December 31,
	2014	2013
Start-up and organization costs	$49,000	$56,000
Research credits	139,000	95,000
Contingent liability	31,000	31,000
Stock-based compensation	952,000	750,000
Net operating loss carryforwards	3,532,000	2,939,000
Total deferred tax assets	4,703,000	3,871,000
Valuation allowance	(4,703,000)	(3,871,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2014 and 2013, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2014 and 2013 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible stock-based compensation	0.5%	—%
Non-deductible fair value of warrant extensions	3.6%	—%
Non-deductible fair value of warrant discounts	1.6%	—%
Expirations related to stock-based compensation	5.0%	13.8%
Adjustment to deferred tax asset	(1.0)%	(1.3)%
Change in valuation allowance	24.3%	21.5%
Effective tax rate	0.0%	0.0%

At December 31, 2014, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $8,507,000 which, if not utilized earlier, expire through 2033.

8. Commitments and Contingencies

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by June 30, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through December 31, 2014 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $702,255, of which $423,534 and $278,721 were incurred during the years ended December 31, 2014 and 2013, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the year ended December 31, 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. The Company charged $25,000 to operations for services provided under this agreement during the year ended December 31, 2014, which amount was included in general and administrative costs in the Company’s consolidated statements of operations.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2014 aggregating $1,839,548, of which $150,903 is included in current liabilities in the Company’s consolidated balance sheet at December 31, 2014.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$60,530	$60,530	$—	$—	$—	$—
Clinical trial agreements	1,670,301	1,020,301	650,000	—	—	—
Consulting agreements	16,000	16,000	—	—	—	—
Due to Chairman and major stockholder	92,717	92,717	—	—	—	—
Total	$1,839,548	$1,189,548	$650,000	$—	$—	$—

9. Subsequent Events

On March 6, 2015, the Company advised holders of its outstanding common stock purchase warrants that it would extend the expiration date of the warrants, all of which are currently scheduled to expire on March 31, 2015, to April 15, 2015, and that it would reduce the cash exercise prices of the warrants by 50%. Warrants are currently outstanding to acquire a total of 2,928,800 shares of common stock, of which 1,075,000 warrants are exercisable at $0.75 per share and 1,853,800 warrants are exercisable at $0.50 per share. If all of the outstanding warrants are exercised, the Company would receive cash proceeds of $866,575 and the Company would issue 2,928,800 shares of common stock, reflecting an average exercise price of approximately $0.30 per share. The Company expects to record a charge to operations of approximately $200,000 during the three months ending March 31, 2015 with respect to the extension of the warrants and the reduction in the warrant exercise price.

Effective March 17, 2015, the Company’s Chairman and major stockholder converted advances due to him aggregating $92,717 into 92,717 shares of the Company’s common stock, reflecting an effective price of $1.00 per share. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share.

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a current stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to the financing transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock (the “Preferred Shares”) at a price per share of $10.00, representing an aggregate purchase price of $1,750,000. The Preferred Shares have a dividend of 1% of the annual net revenue of the Company until converted or redeemed. Each of the Preferred Shares may be converted, at the option of the holder, into 12.5 shares of common stock (subject to customary anti-dilution provisions) and the Preferred Shares are subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. If fully converted, the Preferred Shares would convert into 2,187,500 shares of common stock, representing an effective price per share of common stock of $0.80. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share. The Company has the right to redeem the Preferred Shares up to the fifth anniversary of the closing date at a price per share equal to $50.00. The Company will account for the Preferred Shares as a component of shareholders’ equity.

The following table sets forth the condensed consolidated balance sheet of the Company as of December 31, 2014 on an as reported basis and on an unaudited pro forma basis, giving effect to the sale on March 17, 2015, of 175,000 shares of the Company’s Series A Convertible Preferred Stock at a price of $10.00 per share, representing an aggregate purchase price of $1,750,000, and the conversion of $92,717 of advances to the Company by Dr. John Kovach, the Company’s Chief Executive Officer, into 92,717 shares of the Company’s common stock, also on March 17, 2015.

	Actual - As Reported	Pro Forma - As Adjusted
		(Unaudited)
ASSETS
Total current assets	$539,299	$2,289,299
Total assets	$539,299	$2,289,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$273,437	$180,720
Total liabilities	273,437	180,720

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; aggregate dividend equal to 1% of annual net revenue; aggregate redemption value of $8,750,000; liquidation preference based on conversion to common shares; preferred shares authorized: 175,000; preferred shares issued and outstanding: 175,000; common shares issuable upon conversion at 12.5 common shares per share of preferred stock: 2,187,500 shares, as adjusted	—	1,750,000
Common stock, $0.0001 par value, authorized – 100,000,000 shares; issued and outstanding – 45,483,097 shares, as reported, and 45,575,814 shares, as adjusted	4,548	4,557
Additional paid-in capital	15,979,475	16,072,183
Accumulated deficit	(15,718,161)	(15,718,161)
Total stockholders’ equity	265,862	2,108,579
Total liabilities and stockholders’ equity	$539,299	$2,289,299

