Form 10-Q
period 2015-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2015-05-13
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [  ] No [X]

As of April 30, 2015, the Company had 46,605,814 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, including the section entitled “Item 1A. Risk Factors.” The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash	$140,101	$44,411
Money market funds	1,316,767	213,699
Advances on research and development contract services	175,523	231,177
Prepaid expenses and other current assets	49,611	50,012
Total current assets	1,682,002	539,299
Total assets	$1,682,002	$539,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$109,959	$122,534
Research and development contract liabilities, including $111,791 and $18,436 to a related party at March 31, 2015 and December 31, 2014, respectively	144,224	58,186
Due to Chairman and major stockholder	—	92,717
Total current liabilities	254,183	273,437

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 175,000 shares authorized, issued and outstanding at March 31, 2015; aggregate redemption value of $8,750,000; liquidation preference based on assumed conversion into common shares; 2,187,500 shares of common stock issuable upon conversion	1,750,000	—
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 45,575,814 shares and 45,483,097 shares at March 31, 2015 and December 31, 2014, respectively	4,557	4,548
Additional paid-in capital	16,349,342	15,979,475
Accumulated deficit	(16,676,080)	(15,718,161)
Total stockholders’ equity	1,427,819	265,862
Total liabilities and stockholders’ equity	$1,682,002	$539,299

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $81,151 and $386,878 to related parties for the three months ended March 31, 2015 and 2014, respectively	246,643	553,008
Research and development costs, including $353,037 and $85,471 to related parties for the three months ended March 31, 2015 and 2014, respectively	505,514	162,771
Total costs and expenses	752,157	715,779
Loss from operations	(752,157)	(715,779)
Interest income	11	1
Fair value of warrant extensions	(34,016)	(78,617)
Fair value of warrant discount	(171,757)	(134,420)
Net loss	$(957,919)	$(928,815)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	45,497,520	41,583,097

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2015

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2014	—	$—	45,483,097	$4,548	$15,979,475	$(15,718,161)	$265,862
Fair value of warrant extensions	—	—	—	—	34,016	—	34,016
Fair value of warrant discounts	—	—	—	—	171,757	—	171,757
Sales of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Costs incurred in connection with sale of Series A convertible preferred stock	—	—	—	—	(12,608)	—	(12,608)
Conversion of advances due to Chairman and major stockholder	—	—	92,717	9	92,708	—	92,717
Stock-based compensation expense	—	—	—	—	83,994	—	83,994
Net loss	—	—	—	—	—	(957,919)	(957,919)
Balance, March 31, 2015	175,000	$1,750,000	45,575,814	$4,557	$16,349,342	$(16,676,080)	$1,427,819

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(957,919)	$(928,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	81,678	380,628
Research and development costs	2,316	2,536
Fair value of warrant -
Extensions	34,016	78,617
Discounts	171,757	134,420
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	55,654	4,950
Prepaid expenses and other current assets	401	5,644
Increase (decrease) in -
Accounts payable and accrued expenses	(12,575)	(26,749)
Research and development contract liabilities	86,038	(10,810)
Net cash used in operating activities	(538,634)	(359,579)

Cash flows from investing activities:
Increase in money market funds	(1,103,068)	—
Net cash used in investing activities	(1,103,068)	—

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	1,750,000	—
Cash payments made for costs incurred in connection with sale of Series A Convertible Preferred Stock	(12,608)	—
Net cash provided by financing activities	1,737,392	—

Cash:
Net increase (decrease)	95,690	(359,579)
Balance at beginning of period	44,411	475,019
Balance at end of period	$140,101	$115,440

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of advances due to Chairman and major stockholder to common stock	$92,717	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2015 and 2014

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation, and its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2015, and the results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at such date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

2. Business Operations

Business

The Company is engaged in research and development activities with respect to anti-cancer treatments and other common non-malignant diseases. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

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

The Company revises its estimate of the time and cost of the Phase 1 clinical trial of LB-100 as the clinical trial is modified and as additional information becomes available. The Company originally estimated that the Phase 1 clinical trial of LB-100 would be completed during the quarter ending June 30, 2015 at a total cost of approximately $2,038,000. The Company currently estimates that the first part of the clinical trial will be completed by September 30, 2015, and the second part of the clinical trial will be completed by September 30, 2016, at a total cost of approximately $2,615,000. The Company recently extended its estimate of the time to completion of the first part of the clinical trial because it appears that patients may tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the maximum tolerable dose (“MTD”) of LB-100 given alone.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through March 31, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, total $1,052,429, of which $350,601 and $79,652 were incurred during the three months ended March 31, 2015 and 2014, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the clinical trial and ultimately upon the total number of patients entered into the clinical trial to establish the proper doses of the drug for a Phase 2 clinical trial.

The Phase 1 clinical trial of LB-100 is being conducted in two parts. In Part 1, the dose of LB-100 to be administered alone in a subsequent Phase 2 clinical trial is being determined, and in Part 2, the dose of LB-100, in combination with the standard cytotoxic drug docetaxel, is being determined. Part 1 of the current clinical trial is anticipated to be completed by September 30, 2015 and Part 2 of the current clinical trial is anticipated to be completed by September 30, 2016.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2014, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 2015, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2015 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At March 31, 2015, the Company had cash and money market funds aggregating $1,456,868. As a result of the Company receiving $1,750,000 from the sale of preferred shares in March 2015 (see Note 4), as well as the $315,000 from the exercise of warrants in April 2015 (see Note 9), the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

The amount and timing of future cash requirements will depend on the pace of the Company’s clinical programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company expects that it will need to raise additional capital no later than mid-2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and to maintain its patent portfolio. However, academic investigators have recently published pre-clinical data suggesting that LB-100 alone and/or in combination with standard treatments may be useful in the treatment of two different hematologic cancers. As the single agent dose of LB-100 is expected to be determined by September 30, 2015, the Company may consider raising additional funds during 2015 for the conduct of a Phase 1b/2 clinical trial of LB-100 in a hematologic malignancy before the Company completes Part 2 of the current Phase 1 clinical trial.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Holdings and its wholly-owned subsidiary, Lixte. Intercompany balances and transactions have been eliminated in consolidation.

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

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The costs of the Phase 1 clinical trial of LB-100 that are being paid through Theradex, the CRO, are recorded and expensed based upon the documentation provided by the CRO when it becomes available. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $127,481 and $67,743 for the three months ended March 31, 2015 and 2014, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through March 31, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, total $1,052,429, of which $350,601 and $79,652 were incurred during the three months ended March 31, 2015 and 2014, respectively, or approximately 69% and 49% of research and development costs for the three months ended March 31, 2015 and 2014, respectively. The costs charged to operations for amounts paid to or through Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2015 and 2016 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations (see Note 6).

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2015 and December 31, 2014 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2015, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company periodically issues stock options to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant.

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

Options granted to members of the Company’s Scientific Advisory Committee and to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all preferred shares, warrants and stock options outstanding are anti-dilutive.

At March 31, 2015 and 2014, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2015	2014

Series A Convertible Preferred Stock	2,187,500	—
Common stock warrants	2,928,800	6,828,800
Common stock options	6,825,000	7,025,000
Total	11,941,300	13,853,800

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of ASU 2014-09 to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation and disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (ASU 2015-05), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2015-05 addresses the lack of explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement, including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. As a result, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangement entered into or materially modified after the effective date, or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series A Convertible Preferred Stock is 175,000 (which shall not be subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designation). Accordingly, as of March 31, 2015, 9,825,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

The Preferred Shares have a dividend equal to 1% of the annual net revenue of the Company until converted or redeemed. Each of the Preferred Shares may be converted, at the option of the holder, into 12.5 shares of common stock (subject to customary anti-dilution provisions) and the Preferred Shares are subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Preferred Shares have a liquidation preference based on their assumed conversion to common shares.

If fully converted, the Preferred Shares would convert into 2,187,500 shares of common stock, representing an effective price per share of common stock of $0.80. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share. The Company has the right to redeem the Preferred Shares up to the fifth anniversary of the closing date at a price per share equal to $50.00. The Preferred Shares have no right to cash, except for the payment of the aforementioned dividend if and when the Company is able to generate revenues, and do not have any registration rights.

Based on the attributes of the Preferred Shares described above, the Company has determined to account for the Preferred Shares as a permanent component of stockholders’ equity. Legal costs of $12,608 incurred with respect to the issuance of the Preferred Shares were charged directly to additional paid-in capital.

Common Stock

Effective March 17, 2015, the Company’s Chairman and major stockholder converted advances due to him aggregating $92,717 into 92,717 shares of the Company’s common stock, reflecting an effective price of $1.00 per share. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share. The Company accounted for this transaction as a capital transaction.

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

On January 28, 2014, the Company offered to all of its warrant holders an inducement to exercise early by reducing the exercise price of currently outstanding warrants by 50%, if exercised on a cash basis by April 15, 2014. The exercise prices of the warrants before reduction were $0.50 per share (2,253,800 warrants) and $0.75 per share (4,575,000 warrants). The difference in the fair value of the warrants immediately before and after the grant of the discount, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $134,420 (an average of $0.02 per share), and such amount was charged to operations on January 28, 2014. The fair value of the warrant discount was calculated using the following input variables: stock price - $0.15 per share; exercise price - $0.50 and $0.75 per share; expected life – 77 days (the period during which the discount was available); expected volatility – 262%; expected dividend yield - 0%; risk-free interest rate – 1.51%.

As a result of the January 28, 2014 warrant extension and discount offer, warrants to acquire 3,900,000 shares of the Company’s common stock were exercised in April 2014 at exercise prices ranging from $0.25 to $0.375 per share. The exercise of the warrants generated aggregate net proceeds to the Company of $1,412,500.

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

On March 6, 2015, the Company’s Board of Directors extended to April 15, 2015 the outstanding warrants to acquire 2,928,800 shares of the Company’s common stock, which were then currently scheduled to expire on March 31, 2015, and discounted the cash exercise prices of the warrants by 50%. Warrants so extended and discounted consisted of 1,075,000 warrants currently exercisable at $0.75 per share and 1,853,800 warrants currently exercisable at $0.50 per share. The difference in the fair value of the warrants immediately before and after the grant of the extensions, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $34,016 (average of $0.01 per share), and such amount was charged to operations on March 6, 2015. The fair value of the warrant extensions was calculated using the following input variables: stock price - $0.30 per share; exercise price - $0.50 and $0.75 per share; expected life – 25 to 40 days; expected volatility – 199%; expected dividend yield - 0%; risk-free interest rate – 0.01%. The difference in the fair value of the warrants immediately before and after the grant of the discount, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $171,757 (an average of $0.06 per share), and such amount was charged to operations on March 6, 2015. The fair value of the warrant discount was calculated using the following input variables: stock price - $0.30 per share; exercise price - $0.50 and $0.75 per share to $0.25 and $0.375 per share, respectively; expected life – 15 days (the period during which the discount was available); expected volatility – 199%; expected dividend yield - 0%; risk-free interest rate – 0.01%.

As a result of the March 6, 2015 warrant extension and discount offer, warrants to acquire 1,050,000 shares of the Company’s common stock were exercised in April 2015 at exercise prices ranging from $0.25 to $0.375 per share. The exercise of the warrants generated aggregate net proceeds to the Company of $315,000 (average exercise price of $0.30 per share).

A summary of common stock warrant activity during the three months ended March 31, 2015, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented below. For presentation purposes, warrants that were extended are considered as outstanding for the entire period in which such extension occurs.

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Shares	Exercise Price	Life (in Years)

Warrants outstanding at December 31, 2014	2,928,000	$0.592
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2015	2,928,800	$0.300	0.04

Warrants exercisable at December 31, 2014	2,807,840	$0.596
Warrants exercisable at March 31, 2015	2,807,840	$0.300	0.04

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2015:

	Warrants	Warrants
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.250	1,853,800	1,732,840
$0.375	1,075,000	1,075,000
	2,928,800	2,807,840

Based on a fair market value of $0.26 per share on March 31, 2015, the intrinsic value attributed to exercisable but unexercised in-the-money common stock warrants was $17,328 at March 31, 2015.

Based on a fair market value of $0.24 per share on December 31, 2014, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2014

At March 31, 2015, warrants exercisable do not include warrants to acquire 120,960 shares of common stock that are contingent upon the exercise of warrants contained in units sold as part of a 2009 private placement.

5. Money Market Funds

Money market funds at March 31, 2015 and December 31, 2014 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with a market value of $1.316,767 and $213,699, respectively.

The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund’s objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

The following table presents money market funds at their level within the fair value hierarchy at March 31, 2015 and December 31, 2014.

	Total	Level 1	Level 2	Level 3

March 31, 2015:
Money market funds	$1,316,767	$1,316,767	$—	$—

December 31, 2014:
Money market funds	$213,699	$213,699	$—	$—

6. Related Party Transactions

The Company had advances from its Chairman and major stockholder, Dr. John Kovach, aggregating $92,717, which were non-interest bearing, due on demand, and included in current liabilities in the Company’s consolidated balance sheets through December 31, 2014. Effective March 17, 2015, such advances were converted into 92,717 shares of the Company’s common stock, reflecting an effective price of $1.00 per share. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share.

Dr. Kovach was paid a salary of $15,000 for the three months ended March 31, 2015 and 2014, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Dr. Kovach is not involved in other business activities but could, in the future, become involved in other business opportunities that become available. Accordingly, Dr. Kovach may face a conflict in selecting between the Company and his other business interests. The Company has not yet formulated a policy for the resolution of such potential conflicts.

The Company’s principal office facilities have been provided without charge by Dr. Kovach. Such costs were not material to the condensed consolidated financial statements and, accordingly, have not been reflected therein.

On June 18, 2014, the Company entered into a sub-lease agreement for shared office space in New York City with the Eric Forman Law Office, a party providing legal and consulting services to the Company. The sub-lease was for a term of six months at a base rate of $875 per month and was not renewed upon expiration. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company. Legal and consulting fees charged to operations for services rendered by Eric Forman for the three months ended March 31, 2015 and 2014 were $12,000 and $12,000, respectively.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through March 31, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,052,429, of which $350,601 and $79,652 were incurred during the three months ended March 31, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other regulatory services. These costs were not material for all periods presented.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. The Company charged $6,250 to operations for services provided under this agreement during each of the three months ended December 31, 2015 and 2014, which amount is included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7. Total stock-based compensation expense relating to directors, officers and other related parties was $74,901 and $380,628 for the three months ended March 31, 2015 and 2014, respectively.

7. Stock-Based Compensation

The Company grants stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of common stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of March 31, 2015, stock options for 650,000 shares had been issued under the 2007 Plan, and stock options for 1,850,000 were available for issuance under the 2007 Plan.

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

For options requiring an assessment of value during the three months ended March 31, 2015, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.33%
Expected dividend yield	0%
Expected volatility	243%
Expected life	3.7 to 4.5 years

For options requiring an assessment of value during the three months ended March 31, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51 to 1.65%
Expected dividend yield	0%
Expected volatility	262 to 292%
Expected life	4.8 to 5 years

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half of the options (2,000,000 shares) vesting on January 28, 2015. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributed to the options fully-vested on January 28, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options is being charged to operations ratably from January 28, 2014 through January 28, 2015. During the three months ended March 31, 2015 and 2014, the Company recorded charges to operations of $74,901 and $366,009, respectively, with respect to these options.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and was being charged to operations from September 16, 2012 through June 16, 2014. During the three months ended March 31, 2014, the Company recorded a charge to operations of $14,619 with respect to these options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations from December 24, 2013 through June 24, 2017. During the three months ended March 31, 2015 and 2014, the Company recorded charges to operations of $2,316 and $2,538 with respect to these options.

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company’s Board of Directors granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 is attributed to the options fully-vested on October 7, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options will be charged to operations ratably from October 7, 2014 through October 7, 2015. During the three months ended March 31, 2015, the Company recorded a charge to operations of $6,777 with respect to these options.

Total stock-based compensation expense was $83,994 and $383,164 for the three months ended March 31, 2015 and 2014, respectively.

A summary of stock option activity during the three months ended March 31, 2015 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Options outstanding at December 31, 2014	6,850,000	0.582
Granted	—	—
Exercised	—	—
Expired	(25,000)	0.500
Options outstanding at March 31, 2015	6,825,000	$0.582	3.33

Options exercisable at December 31, 2014	4,675,000	$0.626
Options exercisable at March 31, 2014	6,650,000	$0.589	2.99

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $28,000 at March 31, 2015, which is being recognized subsequent to March 31, 2015 over a weighted-average period of approximately seventeen months.

The exercise prices of common stock options outstanding and exercisable are as follows at March 31, 2015:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.130	100,000	25,000
$0.250	500,000	500,000
$0.500	4,275,000	4,175,000
$0.650	700,000	700,000
$0.980	250,000	250,000
$1.000	1,000,000	1,000,000
	6,825,000	6,650,000

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2015 was approximately $8,250, based on a fair market value of $0.26 per share on March 31, 2015.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2014 was approximately $2,750, based on a fair market value of $0.24 per share on December 31, 2014.

Outstanding options to acquire 175,000 shares of the Company’s common stock had not vested at March 31, 2015.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Commitments and Contingencies

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through March 31, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,052,429, of which $350,601 and $79,652 were incurred during the three months ended March 31, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during each of the three months ended March 31, 2015 and 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during each of the three months ended March 31, 2015 and 2014.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2015 aggregating $1,572,138, of which $144,223 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2015. Amounts included in the 2015 column represent amounts due at March 31, 2015 for the remainder of the 2015 fiscal year ending December 31, 2015.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$62,752	$62,752	$—	$—	$—	$—
Clinical trial agreements	1,497,386	847,386	650,000	—	—	—
Consulting agreements	12,000	12,000	—	—	—	—
Total	$1,572,138	$922,138	$650,000	$—	$—	$—

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC, noting no additional items requiring disclosure, other than the items disclosed below.

In April 2015, the Company received notices from certain of its warrant holders of the exercise of warrants to purchase an aggregate of 1,050,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.375 per share. In connection with such exercises, the Company received aggregate proceeds of $315,000. The Company intends to use the proceeds from the exercise of the warrants to fund its ongoing clinical trial, for maintenance of its patient portfolio, and for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”) is engaged in research and development activities with respect to anti-cancer treatments and other common non-malignant diseases. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Recent Developments

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a current stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to the financing transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock (the “Preferred Shares”) at a price per share of $10.00, representing an aggregate purchase price of $1,750,000. The Preferred Shares have a dividend equal to 1% of the annual net revenue of the Company until converted or redeemed. Each of the Preferred Shares may be converted, at the option of the holder, into 12.5 shares of common stock (subject to customary anti-dilution provisions) and the Preferred Shares are subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Preferred Shares have a liquidation preference based on their assumed conversion to common shares. If fully converted, the Preferred Shares would convert into 2,187,500 shares of common stock, representing an effective price per share of common stock of $0.80. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share. The Company has the right to redeem the Preferred Shares up to the fifth anniversary of the closing date at a price per share equal to $50.00. The Preferred Shares have no right to cash, except for the payment of the aforementioned dividend if and when the Company is able to generate revenues, and do not have any registration rights.

In April 2015, the Company received notices from certain of its warrant holders of the exercise of warrants to purchase an aggregate of 1,050,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.375 per share. In connection with such exercises, the Company received aggregate proceeds of $315,000. The Company intends to use the proceeds from the exercise of the warrants to fund its ongoing clinical trial, for maintenance of its patient portfolio, and for general corporate purposes.

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

At March 31, 2015, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2015 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At March 31, 2015, the Company had cash and money market funds aggregating $1,456,868. As a result of the Company receiving $1,750,000 from the sale of preferred shares in March 2015, as well as the $315,000 from the exercise of warrants in April 2015, the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

The amount and timing of future cash requirements will depend on the pace of the Company’s clinical programs, in particular the completion of the Phase 1 clinical trial of LB-100. The Company expects that it will need to raise additional capital no later than mid-2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and to maintain its patent portfolio. However, academic investigators have recently published pre-clinical data suggesting that LB-100 alone and/or in combination with standard treatments may be useful in the treatment of two different hematologic cancers. As the single agent dose of LB-100 is expected to be determined by September 30, 2015, the Company may consider raising additional funds during 2015 for the conduct of a Phase 1b/2 clinical trial of LB-100 in a hematologic malignancy before the Company completes Part 2 of the current Phase 1 clinical trial.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of ASU 2014-09 to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation and disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (ASU 2015-05), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2015-05 addresses the lack of explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement, including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. As a result, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangement entered into or materially modified after the effective date, or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on the Company’s financial statement presentation and disclosures.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. (“Theradex”), the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through March 31, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, were $1,052,429, of which $350,601 and $79,652 were incurred during the three months ended March 31, 2015 and 2014, respectively, or approximately 69% and 49% of research and development costs for the three months ended March 31, 2015 and 2014, respectively. The costs charged to operations for amounts paid to or through Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2015 and 2016 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The costs of the Phase 1 clinical trial of LB-100 that are being paid through Theradex, the CRO, are recorded and expensed based upon the documentation provided by the CRO when it becomes available. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

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

The Company revises its estimate of the time and cost of the Phase 1 clinical trial of LB-100 as the clinical trial is modified and as additional information becomes available. The Company originally estimated that the Phase 1 clinical trial of LB-100 would be completed during the quarter ending June 30, 2015 at a total cost of approximately $2,038,000. The Company currently estimates that the first part of the clinical trial will be completed by September 30, 2015, and the second part of the clinical trial will be completed by September 30, 2016, at a total cost of approximately $2,615,000. The Company recently extended its estimate of the time to completion of the first part of the clinical trial because it appears that patients may tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the maximum tolerable dose (“MTD”) of LB-100 given alone.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through March 31, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,052,429, of which $350,601 and $79,652 were incurred during the three months ended March 31, 2015 and 2014, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the clinical trial and ultimately upon the total number of patients entered into the clinical trial to establish the proper doses of the drug for Phase 2 clinical trials.

The Phase 1 clinical trial of LB-100 is being conducted in two parts. In Part 1, the dose of LB-100 to be administered alone in a subsequent Phase 2 clinical trial is being determined, and in Part 2, the dose of LB-100, in combination with the standard cytotoxic drug docetaxel, is being determined. Part 1 of the current clinical trial is anticipated to be completed by September 30, 2015 and Part 2 of the current clinical trial is anticipated to be completed by September 30, 2016.

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

Results of Operations

The Company is considered a development stage company at March 31, 2015, as the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

Three Months Ended March 31, 2015 and 2014

General and Administrative. For the three months ended March 31, 2015, general and administrative costs were $246,643, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $81,678, consulting and professional fees of $122,286, insurance expense of $13,825, officer’s salary and related costs of $17,018, stock transfer fees of $3,143, travel and entertainment costs of $3,561 and other operating costs of $5,132.

For the three months ended March 31, 2014, general and administrative costs were $553,008, which consisted of the fair value of stock options issued to directors and consultants of $380,628, consulting and professional fees of $103,265, insurance expense of $9,538, officer’s salary and related costs of $17,069, stock transfer fees of $3,560, travel and entertainment costs of $3,208, licensing fees of $30,000, and other operating costs of $5,740.

General and administrative costs decreased by $306,365 or 55.4% in 2015 as compared to 2014, primarily as a result of a decrease of $298,950 in stock-based compensation.

A significant component of the fair value of stock options issued to directors and consultants of $380,628 for the three months ended March 31, 2014 was the $366,009 expense for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy.

Research and Development. For the three months ended March 31, 2015, research and development costs were $505,514, which consisted of the vested portion of the fair value of stock options of $2,316, patent costs of $127,481, and contractor costs of $375,717, including $350,601 to a related party in connection with the Phase 1 clinical trial of LB-100.

For the three months ended March 31, 2014, research and development costs were $162,771, which consisted of the vested portion of the fair value of stock options of $2,536, patent costs of $67,743, and contractor costs of $92,492, including $79,652 to a related party in connection with the Phase 1 clinical trial of LB-100.

Research and development costs increased by $342,743 or 210.6% in 2015 as compared to 2014, primarily as a result of an increase of $59,738 in patent costs and $283,225 in contractor costs, including an increase of $270,949 to a related party in connection with the Phase 1 clinical trial of LB-100.

Fair Value of Warrant Extensions. During the three months ended March 31, 2015, the Company incurred an expense of $34,016 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock from March 31, 2015 to April 15, 2015.

During the three months ended March 31, 2014, the Company incurred an expense of $78,617 for the fair value of extending the expiration dates of warrants to acquire 1,748,800 shares of common stock scheduled to expire between February and April 2014 to June 30, 2014.

Fair Value of Warrant Discount. During the three months ended March 31, 2015, the Company incurred an expense of $171,757 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 2,928,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 1,050,000 shares of common stock and generated net proceeds to the Company of $315,000 in April 2015.

During the three months ended March 31, 2014, the Company incurred an expense of $134,420 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 6,828,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 3,900,000 shares of common stock and generated net proceeds to the Company of $1,412,500 in April 2014.

Net Loss. For the three months ended March 31, 2015, the Company incurred a net loss of $957,919, as compared to a net loss of $928,815 for the three months ended March 31, 2014.

Liquidity and Capital Resources – March 31, 2015

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

At March 31, 2015, the Company had working capital of $1,427,819, as compared to working capital of $265,862 at December 31, 2014, an increase in working capital of $1,161,957 for the three months ended March 31, 2015, primarily as a result of the sale on March 17, 2015 of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at a price per share of $10.00, representing an aggregate purchase price of $1,750,000. At March 31, 2015, the Company had cash and money market funds aggregating $1,456,868, as compared to $258,110 at December 31, 2014, an increase of $1,198,758 for the three months ended March 31, 2015. Consequently, the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

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

Operating Activities. For the three months ended March 31, 2015, operating activities utilized cash of $538,634, as compared to utilizing cash of $359,579 for the three months ended March 31, 2014, to support the Company’s ongoing research and development activities.

Investing Activities. For the three months ended March 31, 2015, investing activities consisted of an increase in money market funds of $1,103,068 due primarily to the sale of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000 on March 17, 2015. The Company had no investing activities during the three months ended March 31, 2014.

Financing Activities. For the three months ended March 31, 2015, financing activities consisted of $1,750,000 in proceeds received from the sale of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000 on March 17, 2015, less costs of $12,608 associated with the sale. There were no financing activities during the three months ended March 31, 2014.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through March 31, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,052,429, of which $350,601 and $79,652 were incurred during the three months ended March 31, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during each of the three months ended March 31, 2015 and 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during each of the three months ended March 31, 2015 and 2014.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2015 aggregating $1,572,138, of which $144,223 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2015. Amounts included in the 2015 column represent amounts due at March 31, 2015 for the remainder of the 2015 fiscal year ending December 31, 2015.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$62,752	$62,752	$—	$—	$—	$—
Clinical trial agreements	1,497,386	847,386	650,000	—	—	—
Consulting agreements	12,000	12,000	—	—	—	—
Total	$1,572,138	$922,138	$650,000	$—	$—	$—

Off-Balance Sheet Arrangements

At March 31, 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 1A RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 27, 2015 (the “2014 Form 10-K”). The Risk Factors set forth in the 2014 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2014 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective March 17, 2015, the Company’s Chairman and major stockholder converted advances due to him aggregating $92,717 into 92,717 shares of the Company’s common stock, reflecting an effective price of $1.00 per share. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share.

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a current stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to the financing transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock (the “Preferred Shares”) at a price per share of $10.00, representing an aggregate purchase price of $1,750,000. The Preferred Shares have a dividend equal to 1% of the annual net revenue of the Company until converted or redeemed. Each of the Preferred Shares may be converted, at the option of the holder, into 12.5 shares of common stock (subject to customary anti-dilution provisions) and the Preferred Shares are subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Preferred Shares have a liquidation preference based on their assumed conversion to common shares. If fully converted, the Preferred Shares would convert into 2,187,500 shares of common stock, representing an effective price per share of common stock of $0.80. On the effective date of the transaction, the closing price of the Company’s common stock was $0.25 per share. The Company has the right to redeem the Preferred Shares up to the fifth anniversary of the closing date at a price per share equal to $50.00. The Preferred Shares have no right to cash, except for the payment of the aforementioned dividend if and when the Company is able to generate revenues, and do not have any registration rights.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 13, 2015	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and
Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Certificate of Designations for the Company’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

