Form 10-Q
period 2015-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2015-08-07
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [  ] No [X]

As of July 31, 2015, the Company had 46,875,814 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash	$126,515	$44,411
Money market funds	1,124,064	213,699
Advances on research and development contract services	232,255	231,177
Prepaid expenses and other current assets	42,162	50,012
Total current assets	1,524,996	539,299
Total assets	$1,524,996	$539,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$78,028	$122,534
Research and development contract liabilities, including $81,250 and $18,436 to a related party at June 30, 2015 and December 31, 2014, respectively	120,157	58,186
Due to Chairman and major stockholder	—	92,717
Total current liabilities	198,185	273,437

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 175,000 shares authorized, issued and outstanding at June 30, 2015; aggregate redemption value of $8,750,000; liquidation preference based on assumed conversion into common shares; 2,187,500 shares of common stock issuable upon conversion	1,750,000	—
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 46,875,814 shares and 45,483,097 shares at June 30, 2015 and December 31, 2014, respectively	4,687	4,548
Additional paid-in capital	16,748,855	15,979,475
Accumulated deficit	(17,176,731)	(15,718,161)
Total stockholders’ equity	1,326,811	265,862
Total liabilities and stockholders’ equity	$1,524,996	$539,299

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $6,250 and $62,809 to related parties for the three months ended June 30, 2015 and 2014, respectively, and $87,401 and $449,687 for the six months ended June 30, 2015 and 2014, respectively	213,665	181,557	460,308	734,566
Research and development costs, including $155,078 and $95,008 to related parties for the three months ended June 30, 2015 and 2014, respectively, and $508,116 and $180,478 for the six months ended June 30, 2015 and 2014, respectively	287,021	335,723	792,535	498,493
Total costs and expenses	500,686	517,280	1,252,843	1,233,059
Loss from operations	(500,686)	(517,280)	(1,252,843)	(1,233,059)
Interest income	35	28	46	29
Fair value of warrant extensions	—	(224,074)	(34,016)	(302,691)
Fair value of warrant discount	—	—	(171,757)	(134,420)
Net loss	$(500,651)	$(741,326)	$(1,458,570)	$(1,670,141)

Net loss per common share – Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average common shares outstanding – Basic and diluted	46,709,990	45,018,262	46,107,616	43,310,169

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2015

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2014	—	$—	45,483,097	$4,548	$15,979,475	$(15,718,161)	$265,862
Fair value of warrant extensions	—	—	—	—	34,016	—	34,016
Fair value of warrant discounts	—	—	—	—	171,757	—	171,757
Sales of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Costs incurred in connection with sale of Series A convertible preferred stock	—	—	—	—	(12,608)	—	(12,608)
Exercise of warrants	—	—	1,050,000	105	314,895	—	315,000
Conversion of advances due to Chairman and major stockholder	—	—	92,717	9	92,708	—	92,717
Stock-based compensation expense	—	—	250,000	25	168,612	—	168,637
Net loss	—	—	—	—	—	(1,458,570)	(1,458,570)
Balance, June 30, 2015	175,000	$1,750,000	46,875,814	$4,687	$16,748,855	$(17,176,731)	$1,326,811

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,458,570)	$(1,670,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	164,767	437,185
Research and development costs	3,870	122,109
Fair value of warrant -
Extensions	34,016	302,691
Discounts	171,757	134,420
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(1,078)	(1,106)
Prepaid expenses and other current assets	7,850	16,179
Increase (decrease) in -
Accounts payable and accrued expenses	(44,506)	3,345
Research and development contract liabilities	61,971	2,046
Net cash used in operating activities	(1,059,923)	(653,272)

Cash flows from investing activities:
Increase in money market funds	(910,365)	(1,187,528)
Net cash used in investing activities	(910,365)	(1,187,528)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	1,750,000	—
Cash payments made for costs incurred in connection with sale of Series A Convertible Preferred Stock	(12,608)	—
Proceeds from exercise of warrants	315,000	1,412,500
Net cash provided by financing activities	2,052,392	1,412,500

Cash:
Net increase (decrease)	82,104	(428,300)
Balance at beginning of period	44,411	475,019
Balance at end of period	$126,515	$46,719

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of advances due to Chairman and major stockholder to common stock	$92,717	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2015 and 2014

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation, and its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at June 30, 2015, and for the three months and six months ended June 30, 2015 and 2014, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2015, and the results of its operations for the three months and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at such date.

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

The Phase 1 clinical trial of LB-100 is being conducted in two parts. In Part 1, the maximum tolerable dose of LB-100 to be administered alone in a subsequent Phase 2 clinical trial is being determined In Part 2, the maximum tolerable dose of LB-100, in combination with the standard cytotoxic drug docetaxel, which is a well-established anti-mitotic chemotherapy medication approved by the FDA for the treatment of various cancers, is being determined. Part 1 of the current clinical trial is anticipated to be completed by September 30, 2015 and Part 2 of the current clinical trial is anticipated to be completed by September 30, 2016.

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

The Company revises its estimate of the time and cost of the Phase 1 clinical trial of LB-100 as the clinical trial is modified and as additional information becomes available. The Company originally estimated that the Phase 1 clinical trial of LB-100 would be completed during the quarter ending June 30, 2015 at a total cost of approximately $2,038,000. The Company currently estimates that the first part of the clinical trial will be completed by September 30, 2015, and the second part of the clinical trial will be completed by September 30, 2016, at a total cost of approximately $2,615,000. The Company extended its estimate of the time to completion of the first part of the clinical trial because it appears that patients may tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the maximum tolerable dose (“MTD”) of LB-100 given alone.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through June 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, total $1,202,536, of which $150,107 and $93,581 were incurred during the three months ended June 30, 2015 and 2014, respectively, and $500,708 and $173,233 were incurred during the six months ended June 30, 2015 and 2014, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the clinical trial and ultimately upon the total number of patients entered into the clinical trial to establish the proper doses of the drug for a Phase 2 clinical trial.

After completion of the Phase 1 clinical trial of LB-100, the Company anticipates that the next steps in its clinical development program would be to determine the anti-cancer activity of LB-100 as a single agent against a specific hematological cancer in a Phase 1b/2 clinical trial, and in combination with docetaxel against a specific solid tumor in a Phase 2 clinical trial for which single agent docetaxel is indicated.

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

At June 30, 2015, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2015 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At June 30, 2015, the Company had cash and money market funds aggregating $1,250,579. As a result of the Company receiving $1,750,000 from the sale of preferred shares in March 2015 (see Note 4), as well as the $315,000 from the exercise of warrants in April 2015 (see Note 4), the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $84,745 and $88,055 for the three months ended June 30, 2015 and 2014, respectively, and $212,226 and $155,799 for the six months ended June 30, 2015 and 2014, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through June 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, total $1,202,536, of which $150,107 and $93,581 were incurred during the three months ended June 30, 2015 and 2014, respectively, or approximately 52% and 28% of research and development costs for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company incurred $500,708 and $173,233, respectively, or approximately 63% and 35% of research and development costs for the six months ended June 30, 2015 and 2014, respectively. The costs charged to operations for amounts paid to or through Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2015 and 2016 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations (see Note 6).

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2015 and December 31, 2014 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2015, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and six months ended June 30, 2015 and 2014.

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

At June 30, 2015 and 2014, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2015	2014

Series A Convertible Preferred Stock	2,187,500	—
Common stock warrants	—	2,928,800
Common stock options	7,250,000	7,500,000
Total	9,437,500	10,428,800

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of ASU 2014-09 to have any impact on the Company’s financial statement presentation or disclosures.

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

4. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series A Convertible Preferred Stock is 175,000 (which shall not be subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designation). Accordingly, as of June 30, 2015, 9,825,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

As a result of the January 28, 2014 warrant extension and discount offers, warrants to acquire 3,900,000 shares of the Company’s common stock were exercised in April 2014 at exercise prices ranging from $0.25 to $0.375 per share. The exercise of the warrants generated aggregate net proceeds to the Company of $1,412,500.

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

As a result of the March 6, 2015 warrant extension and discount offers, warrants to acquire 1,050,000 shares of the Company’s common stock were exercised in April 2015 at exercise prices ranging from $0.25 to $0.375 per share. The exercise of the warrants generated aggregate net proceeds to the Company of $315,000 (average exercise price of $0.30 per share).

A summary of common stock warrant activity during the six months ended June 30, 2015, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented below. For presentation purposes, warrants that were extended are considered as outstanding for the entire period in which such extension occurs.

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Shares	Exercise Price	Life (in Years)

Warrants outstanding at December 31, 2014	2,928,800	$0.592
Issued	—	—
Exercised	(1,050,000)	0.300
Expired	(1,878,800)	0.294
Warrants outstanding at June 30, 2015	—	$—	—

Warrants exercisable at December 31, 2014	2,807,840	$0.596
Warrants exercisable at June 30, 2015	—	$—	—

Based on a fair market value of $0.24 per share on December 31, 2014, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2014.

5. Money Market Funds

Money market funds at June 30, 2015 and December 31, 2014 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with a market value of $1,124,064 and $213,699, respectively.

The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund’s objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

The following table presents money market funds at their level within the fair value hierarchy at June 30, 2015 and December 31, 2014.

	Total	Level 1	Level 2	Level 3

June 30, 2015:
Money market funds	$1,124,064	$1,124,064	$—	$—

December 31, 2014:
Money market funds	$213,699	$213,699	$—	$—

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

Dr. Kovach was paid a salary of $15,000 for the three months ended June 30, 2015 and 2014 and $30,000 for the six months ended June 30, 2015 and 2014, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

On June 18, 2014, the Company entered into a sub-lease agreement for shared office space in New York City with the Eric Forman Law Office, a party providing legal and consulting services to the Company. The sub-lease was for a term of six months at a base rate of $875 per month and was not renewed upon expiration. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company. Legal and consulting fees charged to operations for services rendered by Eric Forman were $12,000 and $12,000 for the three months ended June 30, 2015 and 2014, respectively, and $24,000 and $26,000 for the six months ended June 30, 2015 and 2014, respectively.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. Dr. Robert B. Royds, the founder, Chairman of the Board of Directors and Medical Director of Theradex, had been previously appointed to the Company’s Board of Directors on May 2, 2011 and died on March 23, 2013. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through June 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,202,536, of which $150,107 and $93,581 were incurred during the three months ended June 30, 2015 and 2014, respectively, and $500,708 and $173,233 were incurred during the six months ended June 30, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

In addition to the above described agreement with Theradex, the Company has also from time to time engaged Theradex to assist the Company in bringing LB-100 through the FDA approval process and to provide other regulatory services. These costs were not material for all periods presented.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during the three months ended June 30, 2015 and 2014, and $12,500 during the six months ended June 30, 2015 and 2014. All such amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7. Total stock-based compensation expense relating to directors, officers and other related parties was $0 and $56,559 for the three months ended June 30, 2015 and 2014, respectively, and $74,901 and $437,187 for the six months ended June 30, 2015 and 2014, respectively.

7. Stock-Based Compensation

The Company grants stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of common stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of June 30, 2015, stock options for 650,000 shares had been issued under the 2007 Plan, and stock options for 1,850,000 were available for issuance under the 2007 Plan.

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

For options requiring an assessment of value during the six months ended June 30, 2015, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.68% to 1.66%
Expected dividend yield	0%
Expected volatility	243%
Expected life	3.5 to 4.3 years

For options requiring an assessment of value during the six months ended June 30, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.30% to 1.67%
Expected dividend yield	0%
Expected volatility	173%
Expected life	3.0 to 4.5 years

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half of the options (2,000,000 shares) vesting on January 28, 2015. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributed to the options fully-vested on January 28, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options was charged to operations ratably from January 28, 2014 through January 28, 2015. During the three months ended June 30, 2015 and 2014, the Company recorded charges to operations of $0 and $44,279, respectively, with respect to these options. During the six months ended June 30, 2015 and 2014, the Company recorded charges to operations of $74,901 and $410,288, respectively, with respect to these options.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and was being charged to operations from September 16, 2012 through June 16, 2014. During the three months ended June 30, 2014 and the six months ended June 30, 2014, the Company recorded charges to operations of $12,280 and $26,899, respectively, with respect to these options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations from December 24, 2013 through June 24, 2017. During the three months ended June 30, 2015 and 2014, the Company recorded charges to operations of $1,554 and $921 with respect to these options. During the six months ended June 30, 2015 and 2014, the Company recorded charges to operations of $3,870 and $3,459, respectively, with respect to these options.

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

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 is attributed to the options fully-vested on October 7, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options will be charged to operations ratably from October 7, 2014 through October 7, 2015. During the three months ended June 30, 2014 and the six months ended June 30, 2014, the Company recorded charges to operations of $6,339 and $13,116, respectively, with respect to these options.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC (“ProActive”) for strategic advisory, investor relations and public relations services through October 6, 2015. In connection with the agreement, the Company agreed to pay ProActive a monthly fee of $1,500 in cash and agreed to issue to ProActive 250,000 shares of the Company’s common stock, vesting 125,000 shares upon execution of the agreement on October 7, 2014 and 125,000 shares six months thereafter on April 7, 2015. Additionally, the Company issued an option in the form of a warrant to ProActive to purchase 500,000 shares of the Company’s common stock, vesting upon execution of the agreement on October 7, 2014, and exercisable for a period of one year from the date of grant at $0.25 per share. The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $33,000 ($0.066 per share). The Company inadvertently neglected to timely record a charge to operations in 2014 of $45,500 with respect to this transaction, as well as to record a portion of the fair value of the remaining unvested 125,000 shares in 2014 (which had a fair value on the grant date of $12,500). The Company recorded a charge to operations for the aggregate fair value of these securities of $76,750 during the three months and six months ended June 30, 2015. Management performed an evaluation with respect to this matter and determined that this correction was not qualitatively or quantitatively material to the Company’s financial statements for the year ended December 31, 2014 or for the three months ended March 31, 2015, and thus determined that no restatement of such prior periods was necessary or appropriate under the circumstances.

Total stock-based compensation expense was $84,643 and $176,130 for the three months ended June 30, 2015 and 2014, respectively. Total stock-based compensation expense was $168,637 and $559,296 for the six months ended June 30, 2015 and 2014, respectively.

A summary of stock option activity during the six months ended June 30, 2015 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Options outstanding at December 31, 2014	6,850,000	0.582
Granted	500,000	0.250
Exercised	—	—
Expired	(100,000)	0.500
Options outstanding at June 30, 2015	7,250,000	$0.560	2.92

Options exercisable at December 31, 2014	4,675,000	$0.626
Options exercisable at June 30, 2015	7,100,000	$0.564	2.62

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $20,000 at June 30, 2015, which is being recognized subsequent to June 30, 2015 over a weighted-average period of approximately twenty months.

The exercise prices of common stock options outstanding and exercisable are as follows at June 30, 2015:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.130	100,000	50,000
$0.250	1,000,000	1,000,000
$0.500	4,200,000	4,100,000
$0.650	700,000	700,000
$0.980	250,000	250,000
$1.000	1,000,000	1,000,000
	7,250,000	7,100,000

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2015 was approximately $16,500, based on a fair market value of $0.26 per share on June 30, 2015.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2014 was approximately $2,750, based on a fair market value of $0.24 per share on December 31, 2014.

Outstanding options to acquire 150,000 shares of the Company’s common stock had not vested at June 30, 2015.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Commitments and Contingencies

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2016. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through June 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,202,536, of which $150,107 and $93,581 were incurred during the three months ended June 30, 2015 and 2014, respectively, and $500,708 and $173,233 were incurred during the six months ended June 30, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2015 and 2014, and $8,000 during the six months ended June 30, 2015 and 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during the three months ended June 30, 2015 and 2014, and $12,500 during the six months ended June 30, 2015 and 2014.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2015 aggregating $1,358,888, of which $112,907 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2015. Amounts included in the 2015 column represent amounts due at June 30, 2015 for the remainder of the 2015 fiscal year ending December 31, 2015.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$84,846	$84,846	$—	$—	$—	$—
Clinical trial agreements	1,260,042	610,042	650,000	—	—	—
Consulting agreements	14,000	14,000	—	—	—	—
Total	$1,358,888	$708,888	$650,000	$—	$—	$—

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC, noting no items requiring disclosure.

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

In April 2015, the Company received notices from certain of its warrant holders of the exercise of warrants to purchase an aggregate of 1,050,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.375 per share. In connection with such exercises, the Company received aggregate proceeds of $315,000. The Company intends to use the proceeds from the exercise of the warrants to fund its ongoing clinical trial, to maintain its patient portfolio, and for general corporate purposes.

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

At June 30, 2015, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2015 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At June 30, 2015, the Company had cash and money market funds aggregating $1,250,579. As a result of the Company receiving $1,750,000 from the sale of preferred shares in March 2015, as well as the $315,000 from the exercise of warrants in April 2015, the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of ASU 2014-09 to have any impact on the Company’s financial statement presentation or disclosures.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. (“Theradex”), the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through June 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, were $1,202,536, of which $150,107 and $93,581 were incurred during the three months ended June 30, 2015 and 2014, respectively, or approximately 52% and 28% of research and development costs for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company incurred $500,708 and $173,233, respectively, or approximately 66% and 35% of research and development costs for the six months ended June 30, 2015 and 2014, respectively. The costs charged to operations for amounts paid to or through Theradex for services relating to the Phase 1 clinical trial of LB-100 are expected to represent a larger percentage of total research and development costs during the fiscal years ending December 31, 2015 and 2016 as compared to prior fiscal years. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Phase 1 clinical trial of LB-100 is being conducted in two parts. In Part 1, the maximum tolerable dose of LB-100 to be administered alone in a subsequent Phase 2 clinical trial is being determined In Part 2, the maximum tolerable dose of LB-100, in combination with the standard cytotoxic drug docetaxel, which is a well-established anti-mitotic chemotherapy medication approved by the FDA for the treatment of various cancers, is being determined. Part 1 of the current clinical trial is anticipated to be completed by September 30, 2015 and Part 2 of the current clinical trial is anticipated to be completed by September 30, 2016.

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

The Company revises its estimate of the time and cost of the Phase 1 clinical trial of LB-100 as the clinical trial is modified and as additional information becomes available. The Company originally estimated that the Phase 1 clinical trial of LB-100 would be completed during the quarter ending June 30, 2015 at a total cost of approximately $2,038,000. The Company currently estimates that the first part of the clinical trial will be completed by September 30, 2015, and the second part of the clinical trial will be completed by September 30, 2016, at a total cost of approximately $2,615,000. The Company extended its estimate of the time to completion of the first part of the clinical trial because it appears that patients may tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the maximum tolerable dose (“MTD”) of LB-100 given alone.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through June 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,202,536, of which $150,107 and $93,581 were incurred during the three months ended June 30, 2015 and 2014, respectively, and $500,708 and $173,233 were incurred during the six months ended June 30, 2015 and 2014, respectively. The final cost of the clinical trial is variable, depending upon the number of patients needed to be medically screened to determine if they meet the criteria for entry into the clinical trial and ultimately upon the total number of patients entered into the clinical trial to establish the proper doses of the drug for Phase 2 clinical trials.

After completion of the Phase 1 clinical trial of LB-100, the Company anticipates that the next steps in its clinical development program would be to determine the anti-cancer activity of LB-100 as a single agent against a specific hematological cancer in a Phase 1b/2 clinical trial, and in combination with docetaxel against a specific solid tumor in a Phase 2 clinical trial for which single agent docetaxel is indicated.

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

Results of Operations

The Company is considered a development stage company at June 30, 2015, as the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

Three Months Ended June 30, 2015 and 2014

General and Administrative. For the three months ended June 30, 2015, general and administrative costs were $213,665, which consisted of the vested portion of the fair value of stock options and warrants issued to directors and consultants of $83,089 (including $76,750 of such costs as described at Note 7), consulting and professional fees of $80,935, insurance expense of $13,825, officer’s salary and related costs of $16,732, stock transfer fees of $2,475, travel and entertainment costs of $3,940, filing fees of $5,707, and other operating costs of $6,962.

For the three months ended June 30, 2014, general and administrative costs were $181,557, which consisted of the fair value of stock options issued to directors and consultants of $56,559, consulting and professional fees of $80,662, insurance expense of $9,530, officer’s salary and related costs of $16,703, stock transfer fees of $3,987, travel and entertainment costs of $4,381, filing fees of $7,037, and other operating costs of $2,698.

General and administrative costs increased by $32,108 or 17.7% in 2015 as compared to 2014, primarily as a result of an increase of $26,530 in stock-based compensation and an increase in insurance expense of $4,295.

A significant component of the fair value of stock options issued to directors and consultants of $56,559 for the three months ended June 30, 2014 was $44,279 charged to operations related to the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy.

Research and Development. For the three months ended June 30, 2015, research and development costs were $287,021, which consisted of the vested portion of the fair value of stock options of $1,554, patent costs of $84,745, and contractor costs of $200,722, including $150,107 to a related party in connection with the Phase 1 clinical trial of LB-100.

For the three months ended June 30, 2014, research and development costs were $335,723, which consisted of the vested portion of the fair value of stock options of $119,571, patent costs of $88,055, and contractor costs of $128,097, including $93,581 to a related party in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $48,702 or 14.5% in 2015 as compared to 2014, primarily as a result of an increase of $72,625 in contractor costs, including an increase of $56,526 to a related party in connection with the Phase 1 clinical trial of LB-100, partially offset by a decrease of $118,017 in costs relating to the vested portion of the fair value of stock options.

A significant component of the fair value of stock options issued to consultants of $119,571 for the three months ended June 30, 2014 was $118,650 charged to operations for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Francis Johnson on June 26, 2014 for his contributions to the Company’s compound development activities.

Fair Value of Warrant Extensions. During the three months ended June 30, 2014, the Company incurred an expense of $224,074 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock that were purchased by investors as part of private placements that closed in 2009 and 2010 to March 31, 2014.

Net Loss. For the three months ended June 30, 2015, the Company incurred a net loss of $500,651, as compared to a net loss of $741,326 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

General and Administrative. For the six months ended June 30, 2015, general and administrative costs were $460,308, which consisted of the vested portion of the fair value of stock options and warrants issued to directors and consultants of $164,767 (including $76,750 of such costs as described at Note 7), consulting and professional fees of $203,221, insurance expense of $27,649, officer’s salary and related costs of $33,750, stock transfer fees of $5,616, travel and entertainment costs of $7,501 and other operating costs of $17,804.

For the six months ended June 30, 2014, general and administrative costs were $734,566, which consisted of the fair value of stock options issued to directors and consultants of $437,187, consulting and professional fees of $183,927, insurance expense of $19,068, officer’s salary and related costs of $33,771, stock transfer fees of $7,547, travel and entertainment costs of $7,589, licensing fees of $30,000, and other operating costs of $15,477.

General and administrative costs decreased by $274,258 or 37.3% in 2015 as compared to 2014, primarily as a result of a decrease of $272,420 in stock-based compensation.

A significant component of the fair value of stock options issued to directors and consultants of $437,187 for the six months ended June 30, 2014 was $410,288 charged to operations for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy.

Research and Development. For the six months ended June 30, 2015, research and development costs were $792,535, which consisted of the vested portion of the fair value of stock options of $3,870, patent costs of $212,226, and contractor costs of $576,439, including $500,708 to a related party in connection with the Phase 1 clinical trial of LB-100.

For the six months ended June 30, 2014, research and development costs were $498,493, which consisted of the vested portion of the fair value of stock options of $122,107, patent costs of $155,799, and contractor costs of $220,587, including $173,233 to a related party in connection with the Phase 1 clinical trial of LB-100.

Research and development costs increased by $294,042 or 59.0% in 2015 as compared to 2014, primarily as a result of an increase of $56,427 in patent costs and $355,852 in contractor costs, including an increase of $327,475 to a related party in connection with the Phase 1 clinical trial of LB-100, partially offset by a decrease of $118,237 in costs relating to the vested portion of the fair value of stock options.

A significant component of the fair value of stock options issued to consultants of $122,107 for the six months ended June 30, 2014 was $118,650 charged to operations for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Francis Johnson on June 26, 2014 for his contributions to the Company’s compound development activities.

Fair Value of Warrant Extensions. During the six months ended June 30, 2015, the Company incurred an expense of $34,016 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock from March 31, 2015 to April 15, 2015.

During the six months ended June 30, 2014, the Company incurred an expense of $302,691 for the fair value of extending the expiration dates of warrants, including $224,074 for the extension of warrants to acquire 2,928,800 shares of common stock that were purchased by investors as part of private placements that closed in 2009 and 2010 to March 31, 2014, and $78,617 for the extension of warrants to acquire 1,748,800 shares of common stock scheduled to expire between February and April 2014 to June 30, 2014.

Fair Value of Warrant Discount. During the six months ended June 30, 2015, the Company incurred an expense of $171,757 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 2,928,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 1,050,000 shares of common stock and generated net proceeds to the Company of $315,000 in April 2015.

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

Net Loss. For the six months ended June 30, 2015, the Company incurred a net loss of $1,458,570, as compared to a net loss of $1,670,141 for the six months ended June 30, 2014.

Liquidity and Capital Resources – June 30, 2015

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

At June 30, 2015, the Company had working capital of $1,326,811, as compared to working capital of $265,862 at December 31, 2014, an increase in working capital of $1,060,949 for the six months ended June 30, 2015, primarily as a result of the sale on March 17, 2015 of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at a price per share of $10.00, representing an aggregate purchase price of $1,750,000, and $315,000 from the exercise of warrants in April 2015, which resulted in the issuance of 1,050,000 shares of the Company’s common stock. At June 30, 2015, the Company had cash and money market funds aggregating $1,250,579, as compared to $258,110 at December 31, 2014, an increase of $992,469 for the six months ended June 30, 2015. Consequently, the Company believes that it has sufficient funds to complete the ongoing Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses, including maintaining its patent portfolio, through June 30, 2016.

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

Operating Activities. For the six months ended June 30, 2015, operating activities utilized cash of $1,059,923, as compared to utilizing cash of $653,272 for the six months ended June 30, 2014, to support the Company’s ongoing research and development activities.

Investing Activities. For the six months ended June 30, 2015, investing activities consisted of an increase in money market funds of $910,365, primarily as a result of proceeds from the sale of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock on March 17, 2015, and proceeds received from the exercise of warrants in April 2015, which resulted in the issuance of 1,050,000 shares of the Company’s common stock. For the six months ended June 30, 2014, investing activities consisted of an increase in money market funds of $1,187,528 due primarily as a result of proceeds received from the exercise of warrants in April 2014.

Financing Activities. For the six months ended June 30, 2015, financing activities consisted of $1,750,000 in proceeds received from the sale of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000 on March 17, 2015, less costs of $12,608 associated with the sale, and $315,000 in proceeds received from the exercise of warrants, which resulted in the issuance of 1,050,000 shares of the Company’s common stock in April 2015. For the six months ended June 30, 2014, financing activities consisted of $1,412,500 in proceeds received from the exercise of warrants for the purchase of 3,900,000 shares of the Company’s common stock in April 2014.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $2,615,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs. Total costs charged to operations through June 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,202,536, of which $150,107 and $93,581 were incurred during the three months ended June 30 and 2014, respectively, and $500,708 and $173,233 were incurred during the six months ended June 30, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2015 and 2014, and $8,000 during the six months ended June 30, 2015 and 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during the three months ended June 30, 2015 and 2014, and $12,500 during the six months ended June 30, 2015 and 2014.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2015 aggregating $1,358,888, of which $112,907 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2015. Amounts included in the 2015 column represent amounts due at June 30, 2015 for the remainder of the 2015 fiscal year ending December 31, 2015.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$84,846	$84,846	$—	$—	$—	$—
Clinical trial agreements	1,260,042	610,042	650,000	—	—	—
Consulting agreements	14,000	14,000	—	—	—	—
Total	$1,358,888	$708,888	$650,000	$—	$—	$—

Off-Balance Sheet Arrangements

At June 30, 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company inadvertently neglected to timely account for securities authorized to be issued effective October 7, 2014, as described in Note 7 to the condensed consolidated financial statements included elsewhere in this document. The securities were issued on or about July 31, 2015. The Company believes that such a failure of internal controls was an anomalous one-time event, as the Company has not had any internal control failures of a similar nature since becoming a public company under its current management in June 2006. The Company has instituted additional internal control procedures to prevent a recurrence of such an event.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2015, warrants to acquire 1,050,000 shares of the Company’s common stock were exercised at discounts ranging from $0.25 to $0.375 per share. The exercise of the warrants generated aggregate net proceeds to the Company of $315,000.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 7, 2015	By:	/s/ JOHN S. KOVACH
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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

