Form 10-Q
period 2015-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2015-11-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [  ] No [X]

As of October 31, 2015, the Company had 47,875,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash	$217,557	$44,411
Money market funds	524,087	213,699
Advances on research and development contract services	217,284	231,177
Prepaid expenses and other current assets	68,138	50,012
Total current assets	1,027,066	539,299
Total assets	$1,027,066	$539,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,184	$122,534
Research and development contract liabilities, including $46,697 and $18,436 to Theradex at September 30, 2015 and December 31, 2014, respectively	100,998	58,186
Due to Chairman and major stockholder	—	92,717
Total current liabilities	222,182	273,437

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 175,000 shares authorized, issued and outstanding at September 30, 2015; aggregate redemption value of $8,750,000; liquidation preference based on assumed conversion into common shares; 2,187,500 shares of common stock issuable upon conversion	1,750,000	—
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 47,875,814 shares and 45,483,097 shares at September 30, 2015 and December 31, 2014, respectively	4,787	4,548
Additional paid-in capital	17,006,515	15,979,475
Accumulated deficit	(17,956,418)	(15,718,161)
Total stockholders’ equity	804,884	265,862
Total liabilities and stockholders’ equity	$1,027,066	$539,299

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $6,250 and $82,107 to related parties for the three months ended September 30, 2015 and 2014, respectively, and $93,651 and $531,794 for the nine months ended September 30, 2015 and 2014, respectively	155,307	192,317	615,615	926,882
Research and development costs, including $162,425 and $85,440 to Theradex for the three months ended September 30, 2015 and 2014, respectively, and $670,540 and $265,918 for the nine months ended September 30, 2015 and 2014, respectively	624,405	309,103	1,416,940	807,597
Total costs and expenses	779,712	501,420	2,032,555	1,734,479
Loss from operations	(779,712)	(501,420)	(2,032,555)	(1,734,479)
Interest income	25	27	71	56
Fair value of warrant extensions	—	—	(34,016)	(302,691)
Fair value of warrant discount	—	—	(171,757)	(134,420)
Net loss	$(779,687)	$(501,393)	$(2,238,257)	$(2,171,534)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.05)

Weighted average common shares outstanding – basic and diluted	47,060,597	45,483,097	46,428,767	44,042,438

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2015

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2014	—	$—	45,483,097	$4,548	$15,979,475	$(15,718,161)	$265,862
Fair value of warrant extensions	—	—	—	—	34,016	—	34,016
Fair value of warrant discounts	—	—	—	—	171,757	—	171,757
Sales of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Costs incurred in connection with sale of Series A convertible preferred stock	—	—	—	—	(12,608)	—	(12,608)
Exercise of warrants	—	—	1,050,000	105	314,895	—	315,000
Conversion of advances due to Chairman and major stockholder	—	—	92,717	9	92,708	—	92,717
Stock-based compensation expense	—	—	1,250,000	125	426,272	—	426,397
Net loss	—	—	—	—	—	(2,238,257)	(2,238,257)
Balance, September 30, 2015	175,000	$1,750,000	47,875,814	$4,787	$17,006,515	$(17,956,418)	$804,884

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,238,257)	$(2,171,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	157,370	513,042
Research and development costs	269,027	166,466
Fair value of warrant -
Extensions	34,016	302,691
Discounts	171,757	134,420
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	13,893	4,350
Prepaid expenses and other current assets	(18,126)	(21,081)
Increase (decrease) in -
Accounts payable and accrued expenses	(1,350)	22,716
Research and development contract liabilities	42,812	57,829
Net cash used in operating activities	(1,568,858)	(991,101)

Cash flows from investing activities:
Increase in money market funds	(310,388)	(887,554)
Net cash used in investing activities	(310,388)	(887,554)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	1,750,000	—
Cash payments made for costs incurred in connection with sale of Series A Convertible Preferred Stock	(12,608)	—
Proceeds from exercise of warrants	315,000	1,412,500
Net cash provided by financing activities	2,052,392	1,412,500

Cash:
Net increase (decrease)	173,146	(466,155)
Balance at beginning of period	44,411	475,019
Balance at end of period	$217,557	$8,864

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of advances due to Chairman and major stockholder to common stock	$92,717	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2015 and 2014

1. Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation, and its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at September 30, 2015, and for the three months and nine months ended September 30, 2015 and 2014, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of its operations for the three months and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at such date.

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

This approach has led to the development of two classes of drugs for the treatment of cancer, consisting of protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

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

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 was designed to be conducted in two parts. In Part 1, the maximum tolerable dose (“MTD”) of LB-100 is determined. In Part 2, the MTD of LB-100, in combination with the standard cytotoxic drug docetaxel (which is a well-established anti-mitotic chemotherapy medication approved by the FDA for the treatment of various cancers), is determined.

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. As the accrual of patients was slower than anticipated, in October 2014 the Company entered into a Clinical Research Agreement (“CRA”) with US Oncology Research, LLC, a large community-based research network based in Texas, to increase the rate of entry of patients into the clinical trial by adding four more active clinical oncologic research sites.

The costs of Part 1 of the Phase 1 clinical trial have exceeded the Company’s estimates in part because patients were able to tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the MTD of LB-100 given alone. In addition, patients have been achieving stabilization without any dose-limiting toxicity (“DLT”), remaining on treatment with LB-100 for longer periods of time than is usual in a Phase 1 clinical trial of a new drug in patients failing all previous treatments. The Company’s interpretation of the clinical trial results to date is that LB-100 as a single agent has activity against several types of cancer, as evidenced by stabilization of progressive disease in the absence of DLT. The Company is continuing to administer LB-100 to patients if there is no cancer progression and the patient feels well and has no significant toxicity.

The Company had planned to proceed with Part 2 of the Phase 1 clinical trial to determine the toxicity of LB-100 in combination with docetaxel against a specific solid tumor for which single agent docetaxel is indicated. However, two developments have altered this plan. First, LB-100 appears to have anticancer activity in its own right, and second, preclinical studies indicate that LB-100 in combination with cisplatin (a widely used cytotoxic drug) is more active than LB-100 in combination with docetaxel. LB-100 significantly potentiates the standard anti-cancer drug cisplatin against several tumor types, including hepatocellular cancer and ovarian cancer. In addition, it has been reported that inhibition of the enzyme-target of LB-100, PP2A, inhibits certain variants of the hematologic disorder known as myelodysplastic syndrome (“MDS”). Accordingly, the Company has decided not to proceed with Part 2 of the Phase 1 clinical trial, and has initiated planning for Phase 2 clinical trials in 2016 to evaluate the effectiveness of LB-100 alone for the treatment of MDS and in combination with a platinum compound for the treatment of ovarian and/or hepatocellular cancer.

The Company had previously estimated that Part 1 and Part 2 of the Phase 1 clinical trial would be completed by September 30, 2015 and September 30, 2016, respectively, at a total cost of approximately $2,615,000. As the Company has decided not to proceed with Part 2 of the Phase 1 clinical trial, the Company estimates that this clinical trial will be completed by December 31, 2015 at a total cost of approximately $1,800,000.

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

At September 30, 2015, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2015 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At September 30, 2015, the Company had cash and money market funds aggregating $741,644. The sale of preferred shares in March 2015 (see Note 4), which generated proceeds of $1,750,000, and the exercise of warrants in April 2015 (see Note 4), which generated proceeds of $315,000, provided the Company with sufficient funds to complete Part 1 of its Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses through approximately January 31, 2016.

The amount and timing of future cash requirements depend on the pace and design of the Company’s clinical trial program. The Company expects that it will need to raise approximately $2,000,000 of additional capital in the first quarter of 2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and the support of its patent portfolio. The availability of such capital would allow the Company to conduct a Phase 2 clinical trial of LB-100 as a single agent in 2016.

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

Research and development costs are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The costs of the Phase 1 clinical trial of LB-100 that are being paid through Theradex, the CRO, are recorded and expensed based upon the documentation provided by the CRO when it becomes available. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $139,485 and $83,869 for the three months ended September 30, 2015 and 2014, respectively, and $351,711 and $239,668 for the nine months ended September 30, 2015 and 2014, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by December 31, 2015.

The Phase 1 clinical trial is currently estimated to cost approximately $1,800,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, total $1,361,578, of which $159,042 and $83,483 were incurred during the three months ended September 30, 2015 and 2014, respectively, or approximately 25% and 27% of research and development costs for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company incurred $659,750 and $256,716, respectively, or approximately 47% and 32% of research and development costs for the nine months ended September 30, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2015 and December 31, 2014 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2015, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and nine months ended September 30, 2015 and 2014.

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

At September 30, 2015 and 2014, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2015	2014

Series A Convertible Preferred Stock	2,187,500	—
Common stock warrants	—	2,928,800
Common stock options	8,250,000	7,375,000
Total	10,437,500	10,303,800

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The number of shares designated as Series A Convertible Preferred Stock is 175,000 (which shall not be subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designation). Accordingly, as of September 30, 2015, 9,825,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

See Note 7 for information with respect to the issuance of common stock in connection with various stock-based compensation arrangements.

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

A summary of common stock warrant activity during the nine months ended September 30, 2015, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented below. For presentation purposes, warrants that were extended are considered as outstanding for the entire period in which such extension occurs.

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Shares	Exercise Price	Life (in Years)

Warrants outstanding at December 31, 2014	2,928,800	$0.592
Issued	—	—
Exercised	(1,050,000)	0.300
Expired	(1,878,800)	0.294
Warrants outstanding at September 30, 2015	—	$—	—

Warrants exercisable at December 31, 2014	2,807,840	$0.596
Warrants exercisable at September 30, 2015	—	$—	—

Based on a fair market value of $0.24 per share on December 31, 2014, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2014.

5. Money Market Funds

Money market funds at September 30, 2015 and December 31, 2014 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with a market value of $524,087 and $213,699, respectively.

The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund’s objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

The following table presents money market funds at their level within the fair value hierarchy at September 30, 2015 and December 31, 2014.

	Total	Level 1	Level 2	Level 3

September 30, 2015:
Money market funds	$524,087	$524,087	$—	$—

December 31, 2014:
Money market funds	$213,699	$213,699	$—	$—

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

Dr. Kovach was paid a salary of $15,000 for the three months ended September 30, 2015 and 2014 and $45,000 for the nine months ended September 30, 2015 and 2014, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

On June 18, 2014, the Company entered into a sub-lease agreement for shared office space in New York City with the Eric Forman Law Office, a party providing legal and consulting services to the Company. The sub-lease was for a term of six months at a base rate of $875 per month and was not renewed upon its expiration in December 2014. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company. Legal and consulting fees charged to operations for services rendered by Eric Forman were $12,000 and $12,000 for the three months ended September 30, 2015 and 2014, respectively, and $36,000 and $38,000 for the nine months ended September 30, 2015 and 2014, respectively.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during the three months ended September 30, 2015 and 2014, and $18,750 during the nine months ended September 30, 2015 and 2014. All such amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors are described at Note 7. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 and $75,857 for the three months ended September 30, 2015 and 2014, respectively, and $74,901 and $513,044 for the nine months ended September 30, 2015 and 2014, respectively.

7. Stock-Based Compensation

The Company grants stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of common stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of September 30, 2015, stock options for 650,000 shares had been issued under the 2007 Plan, and stock options for 1,850,000 were available for issuance under the 2007 Plan.

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

For options requiring an assessment of value during the nine months ended September 30, 2015, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.68% to 1.66%
Expected dividend yield	0%
Expected volatility	243%
Expected life	3.5 to 5.0 years

For options requiring an assessment of value during the nine months ended September 30, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.30% to 1.67%
Expected dividend yield	0%
Expected volatility	173%
Expected life	3.0 to 4.5 years

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the options (2,000,000 shares) vesting immediately and one-half of the options (2,000,000 shares) vesting on January 28, 2015. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributed to the options fully-vested on January 28, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options was charged to operations ratably from January 28, 2014 through January 28, 2015. During the three months ended September 30, 2015 and 2014, the Company recorded charges to operations of $0 and $75,857, respectively, with respect to these options. During the nine months ended September 30, 2015 and 2014, the Company recorded charges to operations of $74,901 and $486,145, respectively, with respect to these options.

Effective September 16, 2012, in connection with her election to the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted stock options to purchase 200,000 shares of the Company’s common stock, vesting 25,000 shares on September 16, 2012, and 25,000 shares quarterly thereafter until all of the shares are vested, exercisable for a period of five years from the date of grant at $0.65 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $118,000 ($0.59 per share), and was being charged to operations from September 16, 2012 through June 16, 2014. During the three months ended September 30, 2014 and the nine months ended September 30, 2014, the Company recorded charges to operations of $0 and $26,899, respectively, with respect to these options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations from December 24, 2013 through June 24, 2017. During the three months ended September 30, 2015 and 2014, the Company recorded a (credit)/charge to operations of ($4,056) and $857 with respect to these options. During the nine months ended September 30, 2015 and 2014, the Company recorded a (credit)/charge to operations of ($183) and $4,316 with respect to these options.

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

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 is attributed to the options fully-vested on October 7, 2014 and as such was charged to operations on that date. The remaining unvested portion of the fair value of the options will be charged to operations ratably from October 7, 2014 through October 7, 2015. During the three months and nine months ended September 30, 2015, the Company recorded a (credit)/charge to operations of ($3,341) and $9,775, respectively, with respect to these options.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC (“ProActive”) for strategic advisory, investor relations and public relations services through October 6, 2015. In connection with the agreement, the Company agreed to pay ProActive a monthly fee of $1,500 in cash and agreed to issue to ProActive 250,000 shares of the Company’s common stock, vesting 125,000 shares upon execution of the agreement on October 7, 2014 and 125,000 shares six months thereafter on April 7, 2015. Additionally, the Company issued an option in the form of a warrant to ProActive to purchase 500,000 shares of the Company’s common stock, vesting upon execution of the agreement on October 7, 2014, and exercisable for a period of one year from the date of grant at $0.25 per share. The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $33,000 ($0.066 per share). The Company inadvertently neglected to timely record a charge to operations in 2014 of $45,500 with respect to this transaction, as well as to record a portion of the fair value of the remaining unvested 125,000 shares in 2014 (which had a fair value on the grant date of $12,500). The Company recorded a charge to operations for the aggregate fair value of these securities of $76,750 during the six months ended June 30, 2015. Management performed an evaluation with respect to this matter and determined that this correction was not qualitatively or quantitatively material to the Company’s financial statements for the year ended December 31, 2014 or for the three months ended March 31, 2015, and thus determined that no restatement of such prior periods was necessary or appropriate under the circumstances.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 8. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants, to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vests on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vests on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. During the three months and nine months ended September 30, 2015, the Company recorded a charge to operations of $265,157 with respect to these common shares and warrants.

Total stock-based compensation expense was $257,760 and $120,214 for the three months ended September 30, 2015 and 2014, respectively, and $426,397 and $679,510 for the nine months ended September 30, 2015 and 2014, respectively.

A summary of stock option activity during the nine months ended September 30, 2015 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Options outstanding at December 31, 2014	6,850,000	$0.582
Granted	1,500,000	1.083
Exercised	—	—
Expired	(100,000)	0.500
Options outstanding at September 30, 2015	8,250,000	$0.674	2.95

Options exercisable at December 31, 2014	4,675,000	$0.626
Options exercisable at September 30, 2015	7,100,000	$0.564	2.39

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $159,000 at September 30, 2015, which is being recognized subsequent to September 30, 2015 over a weighted-average period of approximately eighteen months.

The exercise prices of common stock options outstanding and exercisable are as follows at September 30, 2015:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.130	100,000	50,000
$0.250	1,000,000	1,000,000
$0.500	4,200,000	4,100,000
$0.650	700,000	700,000
$0.980	250,000	250,000
$1.000	1,500,000	1,000,000
$2.000	500,000	—
	8,250,000	7,100,000

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2015 was approximately $1,500, based on a fair market value of $0.16 per share on September 30, 2015.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2014 was approximately $2,750, based on a fair market value of $0.24 per share on December 31, 2014.

Outstanding options to acquire 1,150,000 shares of the Company’s common stock had not vested at September 30, 2015.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Commitments and Contingencies

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by December 31, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $1,800,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,361,578, of which $159,042 and $83,483 were incurred during the three months ended September 30, 2015 and 2014, respectively, and $659,750 and $256,716 were incurred during the nine months ended September 30, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2015 and 2014, and $12,000 during the nine months ended September 30, 2015 and 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during the three months ended September 30, 2015 and 2014, and $18,750 during the nine months ended September 30, 2015 and 2014.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provides for compensation in the form of a monthly fee of $1,500 in cash. Fees charged to operations pursuant to this agreement were $4,500 and $3,000 during the three months ended September 30, 2015 and 2014, respectively, and $13,500 and $9,000 during the nine months ended September 30, 2015 and 2014, respectively.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s chief executive officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation are described at Note 7. Fees charged to operations pursuant to this agreement were $5,000 during the three months and nine months ended September 30, 2015.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2015 aggregating $575,223, of which $96,657 is included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2015. Amounts included in the 2015 column represent amounts due at September 30, 2015 for the remainder of the 2015 fiscal year ending December 31, 2015.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$71,121	$71,121	$—	$—	$—	$—
Clinical trial agreements	258,602	258,602	—	—	—	—
Consulting agreements	245,500	35,500	120,000	90,000	—	—
Total	$575,223	$365,223	$120,000	$90,000	$—	$—

9. Subsequent Events

Effective as of October 28, 2015, the Company entered into a two-year advisory agreement with Dr. Fritz Henn, M.D., Ph.D., for consultation and advice on the development of certain of the Company’s products for clinical neurological and neuropsychiatric applications. The advisory agreement is automatically extendable on an annual basis subsequent to October 28, 2017 unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. In connection with the advisory agreement, Dr. Henn was granted stock options to purchase 200,000 shares of the Company’s common stock, with 100,000 shares vesting on October 28, 2015, and 100,000 shares vesting on October 28, 2016. The options are exercisable for a period of five years from the grant date at $0.50 per share. Dr. Henn is an internationally recognized investigative neuroscientist and psychiatrist.

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC, noting no other items requiring disclosure.

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

At September 30, 2015, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2015 has been related to the Company’s capital raising efforts and research and development activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

At September 30, 2015, the Company had cash and money market funds aggregating $741,644. The sale of preferred shares in March 2015, which generated proceeds of $1,750,000, and the exercise of warrants in April 2015, which generated proceeds of $315,000, provided the Company with sufficient funds to complete Part 1 of its Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses through approximately January 31, 2016.

The amount and timing of future cash requirements depend on the pace and design of the Company’s clinical trial program. The Company expects that it will need to raise approximately $2,000,000 of additional capital in the first quarter of 2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and the support of its patent portfolio. The availability of such capital would allow the Company to conduct a Phase 2 clinical trial of LB-100 as a single agent in 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. (“Theradex”), the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by December 31, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $1,800,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, were $1,361,578, of which $159,042 and $83,483 were incurred during the three months ended September 30, 2015 and 2014, respectively, or approximately 25% and 27% of research and development costs for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company incurred $659,750 and $256,716, respectively, or approximately 47% and 32% of research and development costs for the nine months ended September 30, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

Research and development costs are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The costs of the Phase 1 clinical trial of LB-100 that are being paid through Theradex, the CRO, are recorded and expensed based upon the documentation provided by the CRO when it becomes available. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

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

Plan of Operation

General Overview of Plans

The Company’s original focus was the development of new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company has activity against cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as against the major types of leukemias. LB-100 has now been shown to have activity in animal models of brain tumors of adults and children, and also against melanomas and sarcomas. Studies in animal models of human melanoma, lymphoma, sarcoma, brain tumors, and the rare neuroendocrine cancer, pheochromocytoma, have demonstrated marked potentiation by LB-100 of the anti-tumor activity of the widely used standard chemotherapeutic drugs. These studies confirm that the LB-100 compounds, in combination with any of several standard anti-cancer drugs, have broad activity affecting many different cell types of cancer. This is unusual and important because these compounds may be useful for treatment of cancer in general.

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

The Company’s immediate focus has been to determine the safety and appropriate dose of LB-100 when used alone and in combination with widely used anti-cancer drugs in its Phase 1 clinical trial. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer, vascular disease and/or neurologic disease.

The significant diversity of the potential therapeutic value of the Company’s Series 2 compounds (LB-201 and homologs) stems from the fact that these agents modify critical pathways in cancer cells and in microorganisms such as fungi, and appear to ameliorate pathologic processes that lead to brain injury caused by trauma or toxins or through as yet unknown mechanisms that underlie the major chronic neurologic diseases, including Alzheimer’s disease, Parkinson’s disease, and Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease).

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

This approach has led to the development of two classes of drugs for the treatment of cancer, consisting of protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

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

The Company filed an IND application with the FDA on April 30, 2012, and on July 24, 2012, the FDA notified the Company that it would allow initiation of a Phase 1 clinical trial of LB-100. The purpose of the clinical trial is to demonstrate that LB-100 can be administered safely to human beings at a dose and at a frequency that achieves the desired pharmacologic effect; in this case, inhibition of a specific enzyme, without being associated with toxicities considered unacceptable. The Phase 1 clinical trial of LB-100 was designed to be conducted in two parts. In Part 1, the maximum tolerable dose (“MTD”) of LB-100 is determined. In Part 2, the MTD of LB-100, in combination with the standard cytotoxic drug docetaxel (which is a well-established anti-mitotic chemotherapy medication approved by the FDA for the treatment of various cancers), is determined.

The Phase 1 clinical trial of LB-100 began in April 2013 with the entry of patients into the clinical trial and was initiated at the City of Hope National Medical Center in Duarte, California, and was extended in December 2013 to include the Mayo Clinic in Rochester, Minnesota, both of which are Comprehensive Cancer Centers designated by the National Cancer Institute. As the accrual of patients was slower than anticipated, in October 2014 the Company entered into a Clinical Research Agreement (“CRA”) with US Oncology Research, LLC, a large community-based research network based in Texas, to increase the rate of entry of patients into the clinical trial by adding four more active clinical oncologic research sites.

The costs of Part 1 of the Phase 1 clinical trial have exceeded the Company’s estimates in part because patients were able to tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the MTD of LB-100 given alone. In addition, patients have been achieving stabilization without any dose-limiting toxicity (“DLT”), remaining on treatment with LB-100 for longer periods of time than is usual in a Phase 1 clinical trial of a new drug in patients failing all previous treatments. The Company’s interpretation of the clinical trial results to date is that LB-100 as a single agent has activity against several types of cancer, as evidenced by stabilization of progressive disease in the absence of DLT. The Company is continuing to administer LB-100 to patients if there is no cancer progression and the patient feels well and has no significant toxicity.

As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of Part 1 of the Phase 1 clinical trial was to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (“PP2A”), can be inhibited in humans with readily tolerable toxicity. Part 1 of the current clinical trial of LB-100 is continuing with escalating doses in groups of three patients to determine the MTD. As an anti-cancer drug, LB-100 is likely to be used at maximum tolerable doses. However, for the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds.

As this is an experimental treatment not reimbursable by medical insurance, the cost of continuing treatment beyond the standard two cycles (one cycle is defined as the administration of the drug daily for three days every three weeks) that are required for the assessment of toxicity at a given dose level has been more than double the expected cost.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through September 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,361,578, of which $159,042 and $83,483 were incurred during the three months ended September 30, 2015 and 2014, respectively, and $659,750 and $256,716 were incurred during the nine months ended September 30, 2015 and 2014, respectively.

The Company had planned to proceed with Part 2 of the Phase 1 clinical trial to determine the toxicity of LB-100 in combination with docetaxel against a specific solid tumor for which single agent docetaxel is indicated. However, two developments have altered this plan. First, LB-100 appears to have anticancer activity in its own right, and second, preclinical studies indicate that LB-100 in combination with cisplatin (a widely used cytotoxic drug) is more active than LB-100 in combination with docetaxel. LB-100 significantly potentiates the standard anti-cancer drug cisplatin against several tumor types, including hepatocellular cancer and ovarian cancer. In addition, it has been reported that inhibition of the enzyme-target of LB-100, PP2A, inhibits certain variants of the hematologic disorder known as myelodysplastic syndrome (“MDS”). Accordingly, the Company has decided not to proceed with Part 2 of the Phase 1 clinical trial, and has initiated planning for Phase 2 clinical trials in 2016 to evaluate the effectiveness of LB-100 alone for the treatment of MDS and in combination with a platinum compound for the treatment of ovarian and/or hepatocellular cancer.

The Company had previously estimated that Part 1 and Part 2 of the Phase 1 clinical trial would be completed by September 30, 2015 and September 30, 2016, respectively, at a total cost of approximately $2,615,000. As the Company has decided not to proceed with Part 2 of the Phase 1 clinical trial, the Company estimates that this clinical trial will be completed by December 31, 2015 at a total cost of approximately $1,800,000.

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. As the potential effectiveness of LB-100 has been documented at the clinical trial level, the Company has allocated resources to expand the depth and extent of its patent portfolio. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached.

Results of Operations

The Company is considered a development stage company at September 30, 2015, as the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

Three Months Ended September 30, 2015 and 2014

General and Administrative. For the three months ended September 30, 2015, general and administrative costs were $155,307, which consisted of a credit for the vested portion of the fair value of stock options and warrants issued to directors and consultants of $3,341, consulting and professional fees of $117,421, insurance expense of $15,646, officer’s salary and related costs of $16,864, stock transfer fees of $2,537, travel and entertainment costs of $2,300, filing fees of $1,389, and other operating costs of $2,491.

For the three months ended September 30, 2014, general and administrative costs were $192,317, which consisted of the fair value of stock options issued to directors and consultants of $75,857, consulting and professional fees of $65,382, insurance expense of $10,245, officer’s salary and related costs of $16,638, stock transfer fees of $2,918, travel and entertainment costs of $6,402, investor relations of $8,085 and other operating costs of $6,790.

General and administrative costs decreased by $37,010 or 19.2% in 2015 as compared to 2014, primarily as a result of a decrease of $79,198 in stock-based compensation and a decrease in investor relations of $8,085, offset by an increase in professional fees of $52,039.

The charge to operations for the fair value of stock options issued to directors and consultants of $75,857 during the three months ended September 30, 2014 consisted of the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy.

Research and Development. For the three months ended September 30, 2015, research and development costs were $624,405, which consisted of the vested portion of the fair value of common stock and stock options and warrants of $261,101, patent costs of $139,485, and contractor costs of $223,819, including $159,042 to Theradex in connection with the Phase 1 clinical trial of LB-100.

The charge to operations for the fair value of common stock and stock options and warrants of $261,101 for the three months ended September 30, 2015 consisted primarily of the fair value of (i) 1,000,000 shares of fully-vested common stock and (ii) stock options and warrants to acquire 1,000,000 shares of the Company’s common stock, vesting over the next two years, which were issued to BioPharmaWorks on September 14, 2015.

For the three months ended September 30, 2014, research and development costs were $309,103, which consisted of the vested portion of the fair value of stock options of $44,357, patent costs of $83,869, and contractor costs of $180,877, including $83,483 to Theradex in connection with the Phase 1 clinical trial of LB-100.

A significant component of the fair value of stock options issued to consultants of $44,357 for the three months ended September 30, 2014 was $43,500 charged to operations for the fair value of stock options to acquire 1,000,000 shares of the Company’s common stock that were assigned to Daniel Von Hoff, a member of the Company’s Scientific Advisory Board, by Gil Schwartzberg, a significant stockholder of and consultant to the Company. As Mr. Schwartzberg is considered an affiliate of the Company for accounting and securities purposes, the fair value of the stock options assigned by Mr. Schwartzberg to Mr. Von Hoff for the benefit of the Company were recorded as a contribution to capital and a charge to operations.

Research and development costs increased by $315,302 or 102.0% in 2015 as compared to 2014, which consisted of an increase in the vested portion of the fair value of common stock and stock options of $216,744, an increase in patent costs of $55,616, and an increase in contractor costs of $42,942, including an increase of $75,559 to Theradex in connection with the Phase 1 clinical trial of LB-100, offset by a decrease of $32,617 in other contract costs.

Net Loss. For the three months ended September 30, 2015, the Company incurred a net loss of $779,687, as compared to a net loss of $501,393 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

General and Administrative. For the nine months ended September 30, 2015, general and administrative costs were $615,615, which consisted of the vested portion of the fair value of stock options issued to directors and consultants of $161,426 (including $76,750 of such costs as described at Note 7), consulting and professional fees of $320,642, insurance expense of $43,295, officer’s salary and related costs of $50,613, stock transfer fees of $8,153, travel and entertainment costs of $9,800, and other operating costs of $21,686.

For the nine months ended September 30, 2014, general and administrative costs were $926,882, which consisted of the fair value of stock options issued to directors and consultants of $513,044, consulting and professional fees of $249,309, insurance expense of $29,313, officer’s salary and related costs of $50,409, stock transfer fees of $10,465, travel and entertainment costs of $13,992, licensing fees of $30,000, and other operating costs of $30,350.

General and administrative costs decreased by $311,267 or 33.6% in 2015 as compared to 2014, primarily as a result of a decrease of $351,618 in stock-based compensation.

A significant component of the fair value of stock options issued to directors and consultants of $513,044 for the nine months ended September 30, 2014 was $486,145 charged to operations for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy.

Research and Development. For the nine months ended September 30, 2015, research and development costs were $1,416,940, which consisted of the vested portion of the fair value of common stock, and stock options and warrants, of $264,971, patent costs of $351,711, and contractor costs of $800,258, including $659,750 to Theradex in connection with the Phase 1 clinical trial of LB-100.

A significant component of the fair value of common stock, and stock options and warrants, of $264,971 for the nine months ended September 30, 2015 consisted primarily of the fair value of (i) 1,000,000 shares of fully-vested common stock and (ii) stock options and warrants to acquire 1,000,000 shares of the Company’s common stock, vesting over the next two years, which were issued to BioPharmaWorks on September 14, 2015.

For the nine months ended September 30, 2014, research and development costs were $807,597, which consisted of the vested portion of the fair value of stock options of $166,464, patent costs of $239,668, and contractor costs of $401,465, including $256,716 to Theradex in connection with the Phase 1 clinical trial of LB-100.

A significant component of the fair value of stock options issued to consultants of $166,464 for the nine months ended September 30, 2014 was $118,650 charged to operations for the fair value of stock options to acquire 500,000 shares of the Company’s common stock that were issued to Francis Johnson on June 26, 2014 for his contributions to the Company’s compound development activities and $43,500 charged to operations for the fair value of stock options to acquire 1,000,000 shares of the Company’s common stock that were assigned to Daniel Von Hoff, a member of the Company’s Scientific Advisory Board, by Gil Schwartzberg, a significant stockholder of and consultant to the Company. As Mr. Schwartzberg is considered an affiliate of the Company for accounting and securities purposes, the fair value of the stock options assigned by Mr. Schwartzberg to Mr. Von Hoff for the benefit of the Company were recorded as a contribution to capital and a charge to operations.

Research and development costs increased by $609,343 or 75.5% in 2015 as compared to 2014, as a result of an increase of $98,507 in costs relating to the vested portion of the fair value of stock options, $112,043 in patent costs, and $398,793 in contractor costs, including an increase of $403,034 to Theradex in connection with the Phase 1 clinical trial of LB-100, offset by a decrease of $4,241 in other contract costs.

Fair Value of Warrant Extensions. During the nine months ended September 30, 2015, the Company incurred an expense of $34,016 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock from March 31, 2015 to April 15, 2015.

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

Fair Value of Warrant Discount. During the nine months ended September 30, 2015, the Company incurred an expense of $171,757 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 2,928,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 1,050,000 shares of common stock and generated net proceeds to the Company of $315,000 in April 2015.

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

Net Loss. For the nine months ended September 30, 2015, the Company incurred a net loss of $2,238,257, as compared to a net loss of $2,171,534 for the nine months ended September 30, 2014.

Liquidity and Capital Resources – September 30, 2015

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

At September 30, 2015, the Company had working capital of $804,884 (including advances on research and development contract services of $217,284), as compared to working capital of $265,862 at December 31, 2014, an increase in working capital of $539,022 for the nine months ended September 30, 2015, primarily as a result of the sale on March 17, 2015 of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at a price per share of $10.00, for an aggregate purchase price of $1,750,000, and $315,000 from the exercise of warrants in April 2015, which resulted in the issuance of 1,050,000 shares of the Company’s common stock. At September 30, 2015, the Company had cash and money market funds aggregating $741,644, as compared to $258,110 at December 31, 2014, an increase of $483,534 for the nine months ended September 30, 2015. The Company expects to receive a refund of approximately $182,000 with respect to advances on research and development contract services subsequent to the completion of Part 1 of its Phase 1 clinical trial of LB-100 (which is expected to be completed by December 31, 2015).

At September 30, 2015, the Company estimates that it has sufficient funds to complete Part 1 of its Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to fund its ongoing operating expenses through approximately January 31, 2016. Accordingly, based on the Company’s current clinical trial plans, the Company expects that it will need to raise approximately $2,000,000 of additional capital in the first quarter of 2016, likely in the form of equity, to fund operations, including the continuing costs of its clinical trial program and the support of its patent portfolio. The availability of such capital would allow the Company to conduct a Phase 2 clinical trial of LB-100 as a single agent in 2016.

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

Operating Activities. For the nine months ended September 30, 2015, operating activities utilized cash of $1,568,858, as compared to utilizing cash of $991,101 for the nine months ended September 30, 2014, to support the Company’s ongoing research and development activities.

Investing Activities. For the nine months ended September 30, 2015, investing activities consisted of an increase in money market funds of $310,388, primarily as a result of proceeds from the sale of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock on March 17, 2015, and proceeds received from the exercise of warrants in April 2015, which resulted in the issuance of 1,050,000 shares of the Company’s common stock. For the nine months ended September 30, 2014, investing activities consisted of an increase in money market funds of $887,554 due primarily as a result of proceeds received from the exercise of warrants in April 2014.

Financing Activities. For the nine months ended September 30, 2015, financing activities consisted of $1,750,000 in proceeds received from the sale of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000 on March 17, 2015, less costs of $12,608 associated with the sale, and $315,000 in proceeds received from the exercise of warrants, which resulted in the issuance of 1,050,000 shares of the Company’s common stock in April 2015. For the nine months ended September 30, 2014, financing activities consisted of $1,412,500 in proceeds received from the exercise of warrants for the purchase of 3,900,000 shares of the Company’s common stock in April 2014.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by September 30, 2015. The Phase 1 clinical trial is currently estimated to cost approximately $1,800,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2015 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, totaled $1,361,578, of which $159,042 and $83,483 were incurred during the three months ended September 30 and 2014, respectively, and $659,750 and $256,716 were incurred during the nine months ended September 30, 2015 and 2014, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement is for one year and provides for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2015 and 2014, and $12,000 during the nine months ended September 30, 2015 and 2014.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provides for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for an additional term of one year effective January 1, 2015. Consulting and advisory fees charged to operations pursuant to this agreement were $6,250 during the three months ended September 30, 2015 and 2014, and $18,750 during the nine months ended September 30, 2015 and 2014.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provides for compensation in the form of a monthly fee of $1,500 in cash. Fees charged to operations pursuant to this agreement were $4,500 and $3,000 during the three months ended September 30, 2015 and 2014, respectively, and $13,500 and $9,000 during the nine months ended September 30, 2015 and 2014, respectively.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s chief executive officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. Fees charged to operations pursuant to this agreement were $5,000 during the three months and nine months ended September 30, 2015.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2015 aggregating $575,223, of which $96,657 is included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2015. Amounts included in the 2015 column represent amounts due at September 30, 2015 for the remainder of the 2015 fiscal year ending December 31, 2015.

		Payments Due By Year
	Total	2015	2016	2017	2018	2019

Research and development contracts	$71,121	$71,121	$—	$—	$—	$—
Clinical trial agreements	258,602	258,602	—	—	—	—
Consulting agreements	245,500	35,500	120,000	90,000	—	—
Total	$575,223	$365,223	$120,000	$90,000	$—	$—

Off-Balance Sheet Arrangements

At September 30, 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company inadvertently neglected to timely account for securities authorized to be issued effective October 7, 2014, as described at Note 7 to the condensed consolidated financial statements included elsewhere in this document. The securities were issued on or about July 31, 2015. The Company believes that such a failure of internal controls was an anomalous one-time event, as the Company has not had any internal control failures of a similar nature since becoming a public company under its current management in June 2006. The Company has instituted additional internal control procedures to prevent a recurrence of such an event.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s chief executive officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants, to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vests on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vests on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 10, 2015	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

4.1	Form of First Warrant to purchase common stock issued to BioPharmaWorks dated September 14, 2015, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015.

4.2	Form of Second Warrant to purchase common stock issued to BioPharmaWorks dated September 14, 2015, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015.

4.3*	Stock Option Agreement to purchase common stock issued to Dr. Fritz Henn dated October 28, 2015.

10.1	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015.

10.2*	Advisory Agreement between Lixte Biotechnology Holdings, Inc. and Dr. Fritz Henn effective as of October 28, 2015.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

