Form 10-Q
period 2016-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2016-05-06
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [  ] No [X]

As of April 29, 2016, the Company had 47,875,814 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash	$99,386	$25,281
Money market funds	870,773	104,095
License fee receivable	—	200,000
Advances on research and development contract services, including $183,063 and $185,392 made to or through Theradex at March 31, 2016 and December 31, 2015, respectively	200,398	207,677
Prepaid expenses and other current assets	54,146	60,922
Total current assets	1,224,703	597,975
Total assets	$1,224,703	$597,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,403	$159,076
Research and development contract liabilities, including $47,854 and $88,162 to Theradex at March 31, 2016 and December 31, 2015, respectively	107,212	124,566
Dividend payable on Series A Convertible Preferred Stock	2,000	2,000
Total current liabilities	192,615	285,642

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 350,000 shares and 175,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, respectively; aggregate redemption values of $17,500,000 and $8,750,000 at March 31, 2016 and December 31, 2015, respectively; liquidation preference based on assumed conversion into common shares; 4,375,000 shares and 2,187,500 shares of common stock issuable upon conversion at March 31, 2016 and December 31, 2015, respectively	3,500,000	1,750,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 47,875,814 shares at March 31, 2016 and December 31, 2015	4,787	4,787
Additional paid-in capital	17,099,445	17,129,815
Subscription receivable for Series A Convertible Preferred Stock	(583,332)	—
Accumulated deficit	(18,988,812)	(18,572,269)
Total stockholders’ equity	1,032,088	312,333
Total liabilities and stockholders’ equity	$1,224,703	$597,975

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Licensing revenues	$—	$—

Costs and expenses:
General and administrative costs, including $6,250 and $81,151 to related parties for the three months ended March 31, 2016 and 2015, respectively	152,057	246,643
Research and development costs, including $116,633 and $353,037 to Theradex for the three months ended March 31, 2016 and 2015, respectively	264,497	505,514
Total costs and expenses	416,554	752,157
Loss from operations	(416,554)	(752,157)
Interest income	11	11
Fair value of warrant extensions	—	(34,016)
Fair value of warrant discount	—	(171,757)
Net loss	(416,543)	(957,919)
Dividend on Series A Convertible Preferred Stock	—	—
Net loss attributable to common stockholders	$(416,543)	$(957,919)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	47,875,814	45,498,550

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2016

	Series A					Series A
	Convertible					Convertible
	Preferred Stock		Common Stock		Additional	Preferred Stock		Total
				Par	Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Receivable	Deficit	Equity

Balance, December 31, 2015	175,000	$1,750,000	47,875,814	$4,787	$17,129,815	$—	$(18,572,269)	$312,333
Sale of Series A Convertible Preferred Stock under stock subscription	175,000	1,750,000	—	—	—	(1,750,000)	—	—
Subscription payments received from sale of Series A Convertible Preferred Stock	—	—	—	—	—	1,166,668	—	1,166,668
Stock-based compensation expense (credit)	—	—	—	—	(30,370)	—	—	(30,370)
Net loss	—	—	—	—	—	—	(416,543)	(416,543)
Balance, March 31, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,099,445	$(583,332)	$(18,988,812)	$1,032,088

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(416,543)	$(957,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (credit) included in -
General and administrative costs	—	81,678
Research and development costs	(30,370)	2,316
Fair value of warrant -
Extensions	—	34,016
Discounts	—	171,757
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	200,000	—
Advances on research and development contract services	7,279	55,654
Prepaid expenses and other current assets	6,776	401
Increase (decrease) in -
Accounts payable and accrued expenses	(75,673)	(12,575)
Research and development contract liabilities	(17,354)	86,038
Net cash used in operating activities	(325,885)	(538,634)

Cash flows from investing activities:
(Increase) decrease in money market funds	(766,678)	(1,103,068)
Net cash used in investing activities	(766,678)	(1,103,068)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	—	1,750,000
Cash payments made for costs incurred in connection with sale of Series A Convertible Preferred Stock	—	(12,608)
Cash received from sale of Series A Convertible Preferred Stock	1,166,668	—
Net cash provided by financing activities	1,166,668	1,737,392

Cash:
Net increase	74,105	95,690
Balance at beginning of period	25,281	44,411
Balance at end of period	$99,386	$140,101

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of advances due to Chairman and major stockholder into common stock	$—	$92,717
Sale of Series A Convertible Preferred Stock under stock subscription	$1,750,000	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2016 and 2015

1. Organization, Business and Basis of Presentation

Organization and Business

Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s product pipeline encompasses two major categories of compounds at various stages of pre-clinical and clinical development that the Company believes have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases.

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

Basis of Presentation

The condensed consolidated financial statements of the Company at March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements at such date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

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

Because the Company is currently engaged in research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years, and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At March 31, 2016, the Company had cash and money market funds aggregating $970,159. In January 2016, the Company entered into an agreement to sell additional shares of preferred stock for aggregate cash proceeds of $1,750,000 to be received by June 3, 2016, in three approximately equal installments. As of March 31, 2016, the Company had received two such installments totaling $1,166,668, with the third installment scheduled to be received by June 3, 2016. The Company also expects to receive a refund of an advance made through Theradex of $181,510 upon the completion of the current clinical trial. Consequently, the Company believes that it will have sufficient funds to complete the Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to conduct a Phase 1b/2 clinical trial of LB-100 in the hematologic disorder known as myelodysplastic syndrome, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through mid-2017.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. The Company currently plans to attempt to raise an additional approximately $3,000,000 of capital in the second half of 2016, likely in the form of equity, to also conduct a Phase 1b/2 clinical trial of LB-100 in combination with a platinum compound in platinum-resistant ovarian cancer and to extend the Company’s pre-clinical research on compounds in its pipeline.

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

At March 31, 2016, the Company had advances made to or through Theradex aggregating $183,063, of which $181,510 is expected to be refunded to the Company upon completion of the Company’s Phase 1 clinical trial of LB-100.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $101,956 and $127,481 for the three months ended March 31, 2016 and 2015, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

Accounting for Preferred Stock

The Company accounts for preferred stock as either equity or debt, depending on the specific characteristics of the security issued. The Series A Convertible Preferred Stock issued by the Company in January 2016 and March 2015 has been classified in stockholders’ equity, as described at Note 4.

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

The Phase 1 clinical trial is currently estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through March 31, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,774,276, of which $113,551 and $350,601 were incurred during the three months ended March 31, 2016 and 2015, respectively, or approximately 43% and 69% of research and development costs for the three months ended March 31, 2016 and 2015, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2016 and 2015 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statement of operations. The Company issues new shares of common stock to satisfy stock option exercises.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

At March 31, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2016	2015

Series A Convertible Preferred Stock	4,375,000	2,187,500
Common stock warrants	—	2,928,800
Common stock options	7,950,000	6,825,000
Total	12,325,000	11,941,300

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

Under the TMU License Agreement, TMU is obligated to make non-refundable milestone payments to the Company of $200,000 within ninety days from the effective date of December 25, 2015, $50,000 upon the completion of the first Phase 1b/2 clinical trial, $150,000 upon the completion of the first Phase 3 clinical trial, and $200,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or a comparable non-United States regulatory authority. During the term of the TMU License Agreement, TMU will also pay earned royalties of 10% on cumulative net sales, and 10% to 15% on non-sale based sub-license income. A Phase 1b/2 clinical trial of LB-100 plus doxorubicin, to be managed and funded by TMU, is expected to commence during the third quarter of 2016.

The Company did not have any further performance obligations under the TMU License Agreement on the December 25, 2015 effective date. Accordingly, as the $200,000 licensing fee was fully earned on the December 25, 2015 effective date, the Company recorded such amount as licensing fee revenue at December 31, 2015. The Company received the $200,000 milestone payment on March 18, 2016.

4. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The number of shares designated as Series A Convertible Preferred Stock was 175,000 (which are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations). Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the number of authorized shares of Series A Convertible Preferred Stock from 175,000 to 350,000. Accordingly, as of March 31, 2016, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a current stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to the financing transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $10.00, representing an aggregate purchase price of $1,750,000.

Effective January 28, 2016, the Company entered into a Securities Purchase Agreement with the holder of the Preferred Stock sold on March 17, 2015, pursuant to which the Company sold an additional 175,000 shares of Preferred Stock at a price per share of $10.00, representing an aggregate purchase price of $1,750,000, payable $583,333 on closing, $583,333 on or before March 4, 2016, and $583,334 on or before June 3, 2016. The first two installments were received during the three months ended March 31, 2016.

This class of Preferred Stock has a dividend per share equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. Based on the Company’s net revenues for the year ended December 31, 2015 of $200,000, the Company recorded a dividend of $2,000 on the shares of Preferred Stock issued and outstanding at that time. The dividend has been presented as a current liability in the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

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

As of December 31, 2015 and March 31, 2016, there were no warrants outstanding to purchase common stock.

5. Money Market Funds

Money market funds at March 31, 2016 and December 31, 2015 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with a market value of $870,773 and $104,095, respectively.

The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund’s objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

The following table presents money market funds at their level within the fair value hierarchy at March 31, 2016 and December 31, 2015.

	Total	Level 1	Level 2	Level 3

March 31, 2016:
Money market funds	$870,773	$870,773	$—	$—

December 31, 2015:
Money market funds	$104,095	$104,095	$—	$—

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

Dr. Kovach was paid a salary of $15,000 for the three months ended March 31, 2016 and 2015, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended March 31, 2016 and 2015. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended March 31, 2016 and 2015, which were included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 7. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 and $74,901 for the three months ended March 31, 2016 and 2015, respectively.

7. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of March 31, 2016, unexpired stock options for 550,000 shares were issued and outstanding under the 2007 Plan, and stock options for 1,950,000 were available for issuance under the 2007 Plan.

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

For stock options requiring an assessment of value during the three months ended March 31, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.74% to 1.23%
Expected dividend yield	0%
Expected volatility	196.75%
Expected life	2.7 to 4.7 years

For stock options requiring an assessment of value during the three months ended March 31, 2015, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.33%
Expected dividend yield	0%
Expected volatility	243%
Expected life	3.7 to 4.5 years

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributed to the stock options that were fully vested on January 28, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from January 28, 2014 through January 28, 2015. During the three months ended March 31, 2015, the Company recorded a charge to operations of $74,901 with respect to these stock options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations ratably from December 24, 2013 through June 24,2017. During the three months ended March 31, 2016 and 2015, the Company recorded a (credit) charge to operations of $(10,796) and $2,316, respectively, with respect to these stock options.

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 is attributed to the stock options fully-vested on October 7, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from October 7, 2014 through October 7, 2015. During the three months ended March 31, 2015, the Company recorded a charge to operations of $6,777 with respect to these stock options.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC (“ProActive”) for strategic advisory, investor relations and public relations services through October 6, 2015. In connection with the agreement, the Company agreed to pay ProActive a monthly fee of $1,500 in cash and agreed to issue to ProActive 250,000 shares of the Company’s common stock, vesting 125,000 shares upon execution of the agreement on October 7, 2014 and 125,000 shares six months thereafter on April 7, 2015. Additionally, the Company issued a stock option in the form of a warrant to ProActive to purchase 500,000 shares of the Company’s common stock, vesting upon execution of the agreement on October 7, 2014, and exercisable for a period of one year from the date of grant at $0.25 per share. The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $33,000 ($0.066 per share). The Company inadvertently neglected to timely record a charge to operations in 2014 of $45,500 with respect to this transaction, as well as to record a portion of the fair value of the remaining unvested 125,000 shares in 2014 (which had a fair value on the grant date of $12,500). The Company recorded a charge to operations for the aggregate fair value of these securities of $76,750 during the three months ended June 30, 2015. Management performed an evaluation with respect to this matter and determined that this correction was not qualitatively or quantitatively material to the Company’s financial statements for the years ended December 31, 2014 or 2015, and thus determined that no restatement of such prior periods was necessary or appropriate under the circumstances.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 8. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant will vest on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant will vest on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. During the three months ended March 31, 2016, the Company recorded a credit to operations of $(20,733) with respect to these common shares and warrants.

On November 28, 2015, the Company entered into a two-year advisory agreement with Dr. Fritz Henn, M.D., Ph.D., for consultation and advice on the development of certain of the Company’s products for clinical neurological and neuropsychiatric applications. Dr. Henn is an internationally recognized investigative neuroscientist and psychiatrist. In connection with the advisory agreement, and as sole compensation, Dr. Henn was granted stock options to purchase 200,000 shares of the Company’s common stock, with 100,000 shares vesting on November 28, 2015, and 100,000 shares vesting on November 28, 2016. The stock options are exercisable for a period of five years from the grant date at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $103,360 ($0.5168 per share), of which $51,680 is attributed to the options fully-vested on November 28, 2015 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from November 28, 2015 through November 28, 2016. During the three months ended March 31, 2016, the Company recorded a charge to operations of $1,159 with respect to these stock options.

Total stock-based compensation expense (credit) was $(30,370) and $83,994, respectively, for the three months ended March 31, 2016 and 2015. The credit for the vested portion of the fair value of common stock options and warrants of $(30,370) for the three months ended March 31, 2016 was primarily attributable to a decline in the Company’s stock price from December 31, 2015 through March 31, 2016.

A summary of stock option activity during the three months ended March 31, 2016 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Options outstanding at December 31, 2015	7,950,000	$0.697
Granted	—	—
Exercised	—	—
Expired	—	—
Options outstanding at March 31, 2016	7,950,000	$0.697	2.69

Options exercisable at December 31, 2015	6,800,000	$0.586
Options exercisable at March 31, 2016	6,800,000	$0.586	2.40

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $74,000 at March 31, 2016, which is being recognized subsequent to March 31, 2016 over a weighted-average period of approximately twelve months.

The exercise prices of common stock options outstanding and exercisable are as follows at March 31, 2016:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.130	100,000	50,000
$0.250	500,000	500,000
$0.500	4,400,000	4,300,000
$0.650	700,000	700,000
$0.980	250,000	250,000
$1.000	1,500,000	1,000,000
$2.000	500,000	—
	7,950,000	6,800,000

Based on a fair market value of $0.12 per share on March 31, 2016, there were no exercisable but unexercised in-the-money stock options outstanding at March 31, 2016. Such stock options had no intrinsic value at such date.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2015 was approximately $31,300, based on a fair market value of $0.296 per share on December 31, 2015.

Outstanding options to acquire 1,150,000 shares of the Company’s common stock had not vested at March 31, 2016.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Commitments and Contingencies

The Company is not currently subject to any pending or threatened legal actions or claims.

Significant agreements and contracts are summarized as follows:

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by May 31, 2016. The Phase 1 clinical trial is currently estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through March 31, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,774,276, of which $113,551 and $350,601 were incurred during the three months ended March 31, 2016 and 2015, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended March 31, 2016 and 2015.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly fee of $1,500 in cash. Fees charged to operations pursuant to this agreement was $4,500 during the three months ended March 31, 2015.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 7. Fees charged to operations pursuant to this Collaboration Agreement was $30,000 during the three months ended March 31, 2016.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2016 aggregating $494,914, of which $75,259 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2016. Amounts included in the 2016 column represent amounts due at March 31, 2016 for the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$41,004	$41,004	$—	$—	$—	$—
Clinical trial agreements	256,910	256,910	—	—	—	—
Consulting agreements	197,000	107,000	90,000	—	—	—
Total	$494,914	$404,914	$90,000	$—	$—	$—

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

Because the Company is currently engaged in research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years, and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At March 31, 2016, the Company had cash and money market funds aggregating $970,159. In January 2016, the Company entered into an agreement to sell additional shares of preferred stock for aggregate cash proceeds of $1,750,000 to be received by June 3, 2016, in three approximately equal installments. As of March 31, 2016, the Company had received two such installments totaling $1,166,668, with the third installment scheduled to be received by June 3, 2016. The Company also expects to receive a refund of an advance made through Theradex of $181,510 upon the completion of the current clinical trial. Consequently, the Company believes that it will have sufficient funds to complete the Phase 1 clinical trial of its lead anti-cancer compound LB-100 and to conduct a Phase 1b/2 clinical trial of LB-100 in the hematologic disorder known as myelodysplastic syndrome, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through mid-2017.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. The Company currently plans to attempt to raise an additional approximately $3,000,000 of capital in the second half of 2016, likely in the form of equity, to also conduct a Phase 1b/2 clinical trial of LB-100 in combination with a platinum compound in platinum-resistant ovarian cancer and to extend the Company’s pre-clinical research on compounds in its pipeline.

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

Recent Accounting Pronouncements

A discussion with respect to recently issued accounting standards is provided at Note 2 to the Company’s condensed consolidated financial statements.

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

The Phase 1 clinical trial is currently estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through March 31, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,774,276, of which $113,551 and $350,601 were incurred during the three months ended March 31, 2016 and 2015, respectively, or approximately 43% and 69% of research and development costs for the three months ended March 31, 2016 and 2015, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through March 31, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,774,276, of which $113,551 and $350,601 were incurred during the three months ended March 31, 2016 and 2015, respectively.

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

The Company estimates that Part 1 of the Phase 1 clinical trial of LB-100 will now cost a total of approximately $2,200,000 and is estimated to be completed by May 31, 2016, as compared to the Company’s previous estimate of a total cost of approximately $1,800,000 and a completion date of December 31, 2015. The following factors have contributed to the most recent revisions to the total cost and completion date of this clinical trial: (1) some patients are continuing to receive the study compound longer than is usual for patients with treatment-refractory progressive disease in a Phase 1 clinical trial; (2) the establishment of the MTD required more subjects than the initially planned six patients; and (3) the planned pharmacokinetic studies required more than the initially planned three patients.

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

Results of Operations

At March 31, 2016, the Company had not yet commenced any sustainable revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2016	2015

Licensing revenues	$—	$—

Costs and expenses:
General and administrative costs	152,057	246,643
Research and development costs	264,497	505,514
Total costs and expenses	416,554	752,157
Loss from operations	(416,554)	(752,157)
Interest income	11	11
Fair value of warrant extensions	—	(34,016)
Fair value of warrant discount	—	(171,757)
Net loss	(416,543)	(957,919)
Dividend on Series A Convertible Preferred Stock	—	—
Net loss attributable to common stockholders	$(416,543)	$(957,919)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	47,875,814	45,498,550

Three Months Ended March 31, 2016 and 2015

Licensing Revenues. The Company did not have any licensing revenues for the three months ended March 31, 2016 and 2015.

General and Administrative. For the three months ended March 31, 2016, general and administrative costs were $152,057, which consisted of consulting and professional fees of $104,553, insurance expense of $14,915, officer’s salary and related costs of $16,967, stock transfer fees of $2,937, filing fees of $5,598, travel and entertainment costs of $2,897, and other operating costs of $4,190.

For the three months ended March 31, 2015, general and administrative costs were $246,643, which consisted of the fair value of stock options issued to directors and consultants of $81,678, consulting and professional fees of $122,286, insurance expense of $13,825, officer’s salary and related costs of $17,018, stock transfer fees of $3,143, filing fees of $149, travel and entertainment costs of $3,561, and other operating costs of $4,983.

General and administrative costs decreased by $94,586 or 38.3% in 2016 as compared to 2015, primarily as a result of a decrease of $81,678 in stock-based compensation.

A significant component of the fair value of stock options issued to directors and consultants of $81,678 for the three months ended March 31, 2015 was $74,901 charged to operations for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy, which were fully amortized as of March 31, 2015.

Research and Development. For the three months ended March 31, 2016, research and development costs were $264,497, which consisted of a credit for the vested portion of the fair value of common stock options and warrants of $(30,370), patent costs of $101,956, and contractor costs of $192,911, including $113,551 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the three months ended March 31, 2016 also include $60,174 incurred with other vendors primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline. The Phase 1 clinical trial of LB-100 is estimated to be completed by May 31, 2016.

The credit for the vested portion of the fair value of common stock options and warrants of $(30,370) for the three months ended March 31, 2016 was primarily attributable to a decline in the Company’s stock price from December 31, 2015 through March 31, 2016.

For the three months ended March 31, 2015, research and development costs were $505,514, which consisted of the vested portion of the fair value of stock options of $2,316, patent costs of $127,481, and contractor costs of $375,717, including $350,601 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $241,017 or 47.7% in 2016 as compared to 2015, primarily as a result of a decrease of $25,525 in patent costs incurred to protect the Company’s patent portfolio, and $182,806 in contractor costs, including a decrease of $237,050 to Theradex, in connection with the Phase 1 clinical trial of LB-100 (which is winding down and is estimated to be completed by May 31, 2016), offset by an increase of $60,174 in costs attributed to the Company’s continuing pre-clinical research focused on the development of additional novel anti-cancer compounds..

Fair Value of Warrant Extensions. During the three months ended March 31, 2015, the Company incurred an expense of $34,016 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock from March 31, 2015 to April 15, 2015. During the three months ended March 31, 2016, the Company did not incur any warrant extension costs.

Fair Value of Warrant Discount. During the three months ended March 31, 2015, the Company incurred an expense of $171,757 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 2,928,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 1,050,000 shares of common stock and generated net proceeds to the Company of $315,000 in April 2015. During the three months ended March 31, 2016, the Company did not incur any warrant discount costs.

Net Loss. For the three months ended March 31, 2016, the Company incurred a net loss of $416,543, as compared to a net loss of $957,919 for the three months ended March 31, 2015.

Dividends on Series A Convertible Preferred Stock. The Company did not recognize any dividends on its Series A Convertible Preferred Stock for the three months ended March 31, 2016 and 2015.

Net Loss Attributable to Common Stockholders. For the year three months ended March 31, 2016, the Company incurred a net loss attributable to common stockholders of $416,543, as compared to a net loss attributable to common stockholders of $957,919 for the three months ended March 31, 2015.

Liquidity and Capital Resources – March 31, 2016

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

At March 31, 2016, the Company had working capital of $1,032,088 (including advances on research and development contract services of $200,398), as compared to working capital of $322,333 at December 31, 2015 (including a licensing fee receivable of $200,000 and advances on research and development contract services of $207,677), an increase in working capital of $709,755 for the three months ended March 31, 2016. The increase in working capital is primarily the net result of the proceeds received from subscription payments of $1,166,668 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at a price per share of $10.00, for an aggregate subscription price of $1,750,000, which is being utilized to fund the Company’s Phase 1 clinical trial and its ongoing operating expenses, including maintaining its patent portfolio. At March 31, 2016, the Company had cash and money market funds aggregating $970,159, as compared to $129,376 at December 31, 2015, an increase of $840,783 for the three months ended March 31, 2016.

At March 31, 2016, the Company had advances made to or through Theradex aggregating $183,063, of which $181,510 is expected to be refunded to the Company once the Company’s Phase 1 clinical trial of LB-100 is completed.

As a result of the Company entering into an agreement in January 2016 to sell additional shares of preferred stock for aggregate cash proceeds of $1,750,000 to be received by June 3, 2016, and the licensing proceeds received during the three months ended March 31, 2016, the Company believes that it has sufficient funds to complete the Phase 1 clinical trial of its lead anti-cancer compound LB-100, to conduct a Phase 1b/2 clinical trial of LB-100 in the hematologic disorder known as myelodysplastic syndrome, and to support its ongoing operating expenses, including maintaining its patent portfolio, through mid-2017.

The amount and timing of future cash requirements depend on the pace and design of the Company’s clinical trial program. The Company currently plans to attempt to raise an additional approximately $3,000,000 of capital in the second half of 2016, likely in the form of equity, to also conduct a Phase 1b/2 clinical trial of LB-100 in combination with a platinum compound in platinum-resistant ovarian cancer and to extend the Company’s pre-clinical research on compounds in its pipeline.

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

Operating Activities. For the three months ended March 31, 2016, operating activities utilized cash of $325,885, as compared to utilizing cash of $538,634 for the three months ended March 31, 2015, to fund the Company’s Phase 1 clinical trial, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining its patent portfolio.

Investing Activities. For the three months ended March 31, 2016, investing activities consisted of a increase in money market funds of $766,678, due primarily to the receipt of subscription payments totaling $1,166,668 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000. For the three months ended March 31, 2015, investing activities consisted of an increase in money market funds of $1,103,068 due primarily to the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000 on March 17, 2015.

Financing Activities. For the three months ended March 31, 2016, financing activities consisted of the receipt of subscription payments totaling $1,166,668 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000. For the three months ended March 31, 2015, financing activities consisted of $1,750,000 in proceeds received from the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000 on March 17, 2015, less costs of $12,608 associated with the sale.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead compound, LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, is being carried out by nationally recognized comprehensive cancer centers, and is estimated to be completed by May 31, 2016. The Phase 1 clinical trial is currently estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through March 31, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,774,276, of which $113,551 and $350,601 were incurred during the three months ended March 31, 2016 and 2015, respectively. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended March 31, 2016 and 2015.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly fee of $1,500 in cash. Fees charged to operations pursuant to this agreement was $4,500 during the three months ended March 31, 2015.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. Fees charged to operations pursuant to this Collaboration Agreement was $30,000 during the three months ended March 31, 2016.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2016 aggregating $494,914, of which $75,259 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2016. Amounts included in the 2016 column represent amounts due at March 31, 2016 for the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$41,004	$41,004	$—	$—	$—	$—
Clinical trial agreements	256,910	256,910	—	—	—	—
Consulting agreements	197,000	107,000	90,000	—	—	—
Total	$494,914	$404,914	$90,000	$—	$—	$—

Off-Balance Sheet Arrangements

At March 31, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 28, 2016 (the “2015 Form 10-K”). The Risk Factors set forth in the 2015 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2015 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The number of shares designated as Series A Convertible Preferred Stock was 175,000 (which are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations). Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the number of authorized shares of Series A Convertible Preferred Stock from 175,000 to 350,000. Accordingly, as of March 31, 2016, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a current stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to the financing transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $10.00, representing an aggregate purchase price of $1,750,000.

Effective January 28, 2016, the Company entered into a Securities Purchase Agreement with the holder of the Preferred Stock sold on March 17, 2015, pursuant to which the Company sold an additional 175,000 shares of Preferred Stock at a price per share of $10.00, representing an aggregate purchase price of $1,750,000, payable $583,333 on closing, $583,333 on or before March 4, 2016, and $583,334 on or before June 3, 2016. The first two installments were received during the three months ended March 31, 2016.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 6, 2016	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

3.1	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 28, 2016.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

