Form 10-Q
period 2016-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2016-08-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

As of August 1, 2016, the Company had 47,875,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash	$95,776	$25,281
Money market funds	1,054,127	104,095
License fee receivable	—	200,000
Advances on research and development contract services, including $181,510 and $185,392 made to or through Theradex at June 30, 2016 and December 31, 2015, respectively	197,171	207,677
Prepaid expenses and other current assets	31,600	60,922
Total current assets	1,378,674	597,975
Total assets	$1,378,674	$597,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,506	$159,076
Research and development contract liabilities, including $43,493 and $88,162 to Theradex at June 30, 2016 and December 31, 2015, respectively	62,049	124,566
Dividend payable on Series A Convertible Preferred Stock	—	2,000
Total current liabilities	139,555	285,642

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 350,000 shares and 175,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, respectively; aggregate redemption values of $17,500,000 and $8,750,000 at June 30, 2016 and December 31, 2015, respectively; liquidation preference based on assumed conversion into common shares; 4,375,000 shares and 2,187,500 shares of common stock issuable upon conversion at June 30, 2016 and December 31, 2015, respectively	3,500,000	1,750,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 47,875,814 shares at June 30, 2016 and December 31, 2015	4,787	4,787
Additional paid-in capital	17,278,140	17,129,815
Accumulated deficit	(19,543,808)	(18,572,269)
Total stockholders’ equity	1,239,119	312,333
Total liabilities and stockholders’ equity	$1,378,674	$597,975

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $76,389 and $6,250 to related parties for the three months ended June 30, 2016 and 2015, respectively, and $82,639 and $87,401 to related parties for the six months ended June 30, 2016 and 2015, respectively	238,070	213,665	390,127	460,308
Research and development costs, including $93,293 and $155,078 to Theradex for the three months ended June 30, 2016 and 2015, respectively, and $209,926 and $508,116 to Theradex for the six months ended June 30, 2016 and 2015, respectively	316,947	287,021	581,444	792,535
Total costs and expenses	555,017	500,686	971,571	1,252,843
Loss from operations	(555,017)	(500,686)	(971,571)	(1,252,843)
Interest income	21	35	32	46
Fair value of warrant extensions	—	—	—	(34,016)
Fair value of warrant discount	—	—	—	(171,757)
Net loss	(554,996)	(500,651)	(971,539)	(1,458,570)
Dividend on Series A Convertible Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(554,996)	$(500,651)	$(971,539)	$(1,458,570)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding – basic and diluted	47,875,814	46,709,990	47,875,814	46,107,616

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2016

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2015	175,000	$1,750,000	47,875,814	$4,787	$17,129,815	$(18,572,269)	$312,333
Sale of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Stock-based compensation expense	—	—	—	—	148,325	—	148,325
Net loss	—	—	—	—	—	(971,539)	(971,539)
Balance, June 30, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,278,140	$(19,543,808)	$1,239,119

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(971,539)	$(1,458,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	101,404	164,767
Research and development costs	46,921	3,870
Fair value of warrant -
Extensions	—	34,016
Discounts	—	171,757
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	200,000	—
Advances on research and development contract services	10,506	(1,078)
Prepaid expenses and other current assets	29,322	7,850
Increase (decrease) in -
Accounts payable and accrued expenses	(81,570)	(44,506)
Research and development contract liabilities	(62,517)	61,971
Net cash used in operating activities	(727,473)	(1,059,923)

Cash flows from investing activities:
Increase in money market funds	(950,032)	(910,365)
Net cash used in investing activities	(950,032)	(910,365)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	1,750,000	1,750,000
Payment of dividend payable on Series A Convertible Preferred Stock	(2,000)	—
Cash payments made for costs incurred in connection with sale of Series A Convertible Preferred Stock	—	(12,608)
Proceeds from exercise of warrants	—	315,000
Net cash provided by financing activities	1,748,000	2,052,392

Cash:
Net increase	70,495	82,104
Balance at beginning of period	25,281	44,411
Balance at end of period	$95,776	$126,515

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of advances due to Chairman and major stockholder into common stock	$—	$92,717
Sale of Series A Convertible Preferred Stock under stock subscription	$1,750,000	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2016 and 2015

1. Organization and Basis of Presentation

The condensed consolidated financial statements of the Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at June 30, 2016, and for the three months and six months ended June 30, 2016 and 2015, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2016, and the results of its operations for the three months and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements at such date.

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

2. Business

The Company is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s product pipeline encompasses two major categories of compounds at various stages of pre-clinical and clinical development that the Company believes have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2016, the Company had cash and money market funds aggregating $1,149,903. In January 2016, the Company entered into an agreement to sell additional shares of preferred stock for aggregate cash proceeds of $1,750,000 to be received by June 3, 2016, which has been received. The Company also received licensing fee proceeds of $200,000 during the six months ended June 30, 2016, and expects to receive a refund of advances made to or through Theradex Systems, Inc. of $181,510 upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016). Accordingly, at June 30, 2016, the Company believes that it has sufficient resources to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the U.S. Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through mid-2017.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities and the assumptions utilized in valuing stock-based compensation issued for services. Actual results could differ from those estimates.

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

The Company retained Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for managing and administering the Company’s Phase 1 clinical trial of LB-100. The costs of the Phase 1 clinical trial of LB-100 that are being paid through Theradex are recorded and expensed based upon the documentation provided by the CRO.

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

At June 30, 2016, the Company had made advances to or through Theradex aggregating $181,510, which are expected to be refunded to the Company upon completion of the Company’s Phase 1 clinical trial of LB-100.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $96,127 and $84,745 for the three months ended June 30, 2016 and 2015, respectively, and $198,083 and $212,226 for the six months ended June 30, 2016 and 2015, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

Accounting for Preferred Stock

The Company accounts for preferred stock as either equity or debt, depending on the specific characteristics of the security issued. The Series A Convertible Preferred Stock issued by the Company in January 2016 and March 2015 has been classified in stockholders’ equity, as described at Note 5.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. As the patient accrual goal was reached in April 2016, the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through December 2016 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through June 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,866,828.

During the three months ended June 30, 2016 and 2015, $92,553 and $150,107, respectively, of such clinical trial costs were incurred, representing approximately 29% and 52% of research and development costs for such periods. During the six months ended June 30, 2016 and 2015, the Company incurred $206,104 and $500,708, respectively, of such clinical trial costs, representing approximately 35% and 63% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2016 and 2015 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and six months ended June 30, 2016 and 2015.

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

At June 30, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2016	2015

Series A Convertible Preferred Stock	4,375,000	2,187,500
Common stock options	8,600,000	7,250,000
Total	12,975,000	9,437,500

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

4. License Agreement

Effective December 25, 2015, the Company entered into a License Agreement (the “TMU License Agreement”) with Taipei Medical University (“TMU”), pursuant to which the Company granted to TMU an exclusive license of its lead anti-cancer compound LB-100 in the treatment of hepatocellular carcinoma (“HCC”) in Asia. Under the TMU License Agreement, TMU will determine the effectiveness of LB-100 against HCC in clinical trials conducted in accordance with both Taiwan and United States regulatory requirements.

Under the TMU License Agreement, TMU is obligated to make non-refundable milestone payments to the Company of $200,000 within ninety days from the effective date of December 25, 2015, $50,000 upon the completion of the first Phase 1b/2 clinical trial, $150,000 upon the completion of the first Phase 3 clinical trial, and $200,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or a comparable non-United States regulatory authority. During the term of the TMU License Agreement, TMU will also pay earned royalties of 10% on cumulative net sales, and 10% to 15% on non-sale based sub-license income. A Phase 1b/2 clinical trial of LB-100 plus doxorubicin, to be managed and funded by TMU, is expected to commence during the fourth quarter of 2016.

The Company did not have any further performance obligations under the TMU License Agreement on the December 25, 2015 effective date. Accordingly, as the $200,000 licensing fee was fully earned on the December 25, 2015 effective date, the Company recorded such amount as licensing fee revenue at December 31, 2015. The Company received the $200,000 milestone payment on March 18, 2016.

5. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The number of shares designated as Series A Convertible Preferred Stock was 175,000 (which are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations). Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the number of authorized shares of Series A Convertible Preferred Stock from 175,000 to 350,000. Accordingly, as of June 30, 2016, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a current stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to the financing transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $10.00, representing an aggregate purchase price of $1,750,000.

Effective January 28, 2016, the Company entered into a Securities Purchase Agreement with the holder of the Preferred Stock sold on March 17, 2015, pursuant to which the Company sold an additional 175,000 shares of Preferred Stock at a price per share of $10.00, representing an aggregate purchase price of $1,750,000, payable $583,333 on closing, $583,333 on or before March 4, 2016, and $583,334 on or before June 3, 2016. All such installments had been received at June 30, 2016.

This class of Preferred Stock has a dividend per share equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. Based on the Company’s net revenues for the year ended December 31, 2015 of $200,000, the Company recorded a dividend of $2,000 on the shares of Preferred Stock issued and outstanding at that time. The dividend has been presented as a current liability in the Company’s condensed consolidated balance sheets as of December 31, 2015. The dividend was paid in cash on May 1, 2016.

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

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 8.

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

As of June 30, 2016 and December 31, 2015, there were no warrants outstanding to purchase common stock.

6. Money Market Funds

Money market funds at June 30, 2016 and December 31, 2015 consisted of investments in shares of Morgan Stanley New York Municipal Money Market Trust with a fairt value of $1,054,127 and $104,095, respectively.

The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the USA. The Fund’s objective is as high level of daily income exempt from federal and New York income tax as is consistent with stability of principal and liquidity. The Fund invests in high quality, short- term municipal obligations that pay interest exempt from federal and NY taxes.

The following table presents money market funds at their level within the fair value hierarchy at June 30, 2016 and December 31, 2015.

	Total	Level 1	Level 2	Level 3

June 30, 2016:
Money market funds	$1,054,127	$1,054,127	$—	$—

December 31, 2015:
Money market funds	$104,095	$104,095	$—	$—

7. Related Party Transactions

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

Dr. Kovach was paid a salary of $15,000 for the three months ended June 30, 2016 and 2015, and $30,000 for the six months ended June 30, 2016 and 2015, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended June 30, 2016 and 2015, and $24,000 for the six months ended June 30, 2016 and 2015. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended June 30, 2016 and 2015, and $12,500 during the six months ended June 30, 2016 and 2015, which were included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 8. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $101,404 and $0 for the three months ended June 30, 2016 and 2015, respectively. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $101,404 and $74,901 for the six months ended June 30, 2016 and 2015, respectively.

8. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of June 30, 2016, unexpired stock options for 1,200,000 shares were issued and outstanding under the 2007 Plan, and stock options for 1,300,000 were available for issuance under the 2007 Plan.

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

For stock options requiring an assessment of value during the six months ended June 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.60% to 1.23%
Expected dividend yield	0%
Expected volatility	196.75% to 198.43%
Expected life	2.5 to 5.0 years

For stock options requiring an assessment of value during the six months ended June 30, 2015, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.68% to 1.66%
Expected dividend yield	0%
Expected volatility	243.00%
Expected life	3.5 to 4.3 years

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributable to the stock options that were fully vested on January 28, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from January 28, 2014 through January 28, 2015. During the six months ended June 30, 2015, the Company recorded a charge to operations of $74,901 with respect to these stock options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations ratably from December 24, 2013 through June 24,2017. During the three months ended June 30, 2016 and 2015, the Company recorded a charge to operations of $6,254 and $1,554, respectively, with respect to these stock options. During the six months ended June 30, 2016 and 2015, the Company recorded a (credit) charge to operations of $(4,542) and $3,870, respectively, with respect to these stock options.

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 was attributable to the stock options fully-vested on October 7, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from October 7, 2014 through October 7, 2015. During the three months and six months ended June 30, 2015, the Company recorded a charge to operations of $6,339 and $13,116, respectively, with respect to these stock options.

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

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 9. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant will vest on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant will vest on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $63,757 and $43,024, respectively, with respect to these common shares and warrants.

On November 28, 2015, the Company entered into a two-year advisory agreement with Dr. Fritz Henn, M.D., Ph.D., for consultation and advice on the development of certain of the Company’s products for clinical neurological and neuropsychiatric applications. Dr. Henn is an internationally recognized investigative neuroscientist and psychiatrist. In connection with the advisory agreement, and as sole compensation, Dr. Henn was granted stock options to purchase 200,000 shares of the Company’s common stock, with 100,000 shares vesting on November 28, 2015, and 100,000 shares vesting on November 28, 2016. The stock options are exercisable for a period of five years from the grant date at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $103,360 ($0.5168 per share), of which $51,680 was attributable to the stock options fully-vested on November 28, 2015 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from November 28, 2015 through November 28, 2016. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $7,280 and $8,439, respectively, with respect to these stock options.

Effective April 25, 2016, in connection with her continuing role as a member of the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted fully-vested stock options under the 2007 Plan to purchase 150,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $17,535 ($0.1169 per share), which was charged to operations on the date of grant.

Effective April 25, 2016, in connection with his continuing role as a member of the Company’s Board of Directors, Dr. Philip F. Palmedo was granted fully-vested stock options under the 2007 Plan to purchase 450,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $52,604 ($0.1169 per share), which was charged to operations on the date of grant.

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half (100,000 shares) vest annually on each of May 13, 2016 and 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 13, 2016 through May 13, 2017. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $17,640 with respect to these stock options.

Effective June 7, 2016, in connection with his continuing role as a consultant to the Company, Eric Forman was granted fully-vested stock options under the 2007 Plan to purchase 100,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share. The fair market value of the Company’s common stock on the date of grant was $0.14 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $13,625 ($0.1363 per share), which was charged to operations on the date of grant.

Total stock-based compensation expense was $178,695 and $84,643 for the three months ended June 30, 2016 and 2015, respectively. Total stock-based compensation expense was $148,325 and $168,637 for the six months ended June 30, 2016 and 2015, respectively.

A summary of stock option activity during the six months ended June 30, 2016 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Options outstanding at December 31, 2015	7,950,000	$0.697
Granted	900,000	0.132
Exercised	—	—
Expired	(250,000)	0.980
Options outstanding at June 30, 2016	8,600,000	$0.629	2.76

Options exercisable at December 31, 2015	6,800,000	$0.586
Options exercisable at June 30, 2016	7,375,000	$0.521	2.52

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $98,000 at June 30, 2016, which is being recognized subsequent to June 30, 2016 over a weighted-average period of approximately eleven months.

The exercise prices of common stock options outstanding and exercisable are as follows at June 30, 2016:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	600,000	600,000
$0.130	100,000	75,000
$0.150	100,000	100,000
$0.160	200,000	100,000
$0.250	500,000	500,000
$0.500	4,400,000	4,300,000
$0.650	700,000	700,000
$1.000	1,500,000	1,000,000
$2.000	500,000	—
	8,600,000	7,375,000

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2016 was approximately $62,300, based on a fair market value of $0.20 per share on June 30, 2016.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2015 was approximately $31,300, based on a fair market value of $0.296 per share on December 31, 2015.

Outstanding options to acquire 1,225,000 shares of the Company’s common stock had not vested at June 30, 2016.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

9. Commitments and Contingencies

The Company is not currently subject to any pending or threatened legal actions or claims.

Significant agreements and contracts are summarized as follows:

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. As the patient accrual goal was reached in April 2016, the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through December 2016 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through June 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,866,828.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2016 and 2015, and $8,000 during the six months ended June 30, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended June 30, 2016 and 2015, and $12,500 during the six months ended June 30, 2016 and 2015.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly cash fee of $1,500. The Company recorded a charge to operations pursuant to this agreement of $4,500 and $9,000 for the three months and six months ended June 30, 2015, respectively.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 8. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $60,000 during the three months and six months ended June 30, 2016, respectively.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2016 aggregating $347,135, of which $60,980 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2016. Amounts included in the 2016 column represent amounts due at June 30, 2016 for the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$20,937	$20,937	$—	$—	$—	$—
Clinical trial agreements	163,198	163,198	—	—	—	—
Consulting agreements	163,000	73,000	90,000	—	—	—
Total	$347,135	$257,135	$90,000	$—	$—	$—

10. Subsequent Events

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2016, the Company had cash and money market funds aggregating $1,149,903. In January 2016, the Company entered into an agreement to sell additional shares of preferred stock for aggregate cash proceeds of $1,750,000 to be received by June 3, 2016, which has been received. The Company also received licensing fee proceeds of $200,000 during the six months ended June 30, 2016, and expects to receive a refund of advances made to or through Theradex Systems, Inc. of $181,510 upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016). Accordingly, at June 30, 2016, the Company believes that it has sufficient resources to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the U.S. Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through mid-2017.

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

Recent Accounting Pronouncements

Information with respect to recently issued accounting standards is provided at Note 3 to the Company’s condensed consolidated financial statements.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. As the patient accrual goal was reached in April 2016, the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through December 2016 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through June 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,866,828.

During the three months ended June 30, 2016 and 2015, $92,553 and $150,107, respectively, of such clinical trial costs were incurred, representing approximately 29% and 52%, respectively, of research and development costs for such periods. During the six months ended June 30, 2016 and 2015, $206,104 and $500,708, respectively, of such clinical trial costs were incurred, representing approximately 35% and 63%, respectively, of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company retained Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for managing and administering the Company’s Phase 1 clinical trial of LB-100. The costs of the Phase 1 clinical trial of LB-100 that are being paid through Theradex are recorded and expensed based upon the documentation provided by the CRO.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies required to prepare an Investigational New Drug (“IND”) application to the FDA to conduct a Phase 1 clinical trial of LB-100, and engaged Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for the clinical development of the Company’s lead anti-cancer compound LB-100 and to prepare an IND application for filing with the FDA.

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

The costs of Part 1 of the Phase 1 clinical trial exceeded the Company’s original estimates, in part because patients were able to tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the MTD of LB-100 given alone. In addition, patients have been achieving stabilization without any dose-limiting toxicity (“DLT”), remaining on treatment with LB-100 for longer periods of time than is usual in a Phase 1 clinical trial of a new drug in patients failing all previous treatments. The Company’s interpretation of the clinical trial results to date is that LB-100 as a single agent has activity against several types of cancer, as evidenced by stabilization of progressive disease in the absence of DLT. The Company is continuing to administer LB-100 to patients if there is no cancer progression and the patient feels well and has no significant toxicity.

As a prelude to determining the therapeutic effectiveness of LB-100 in a subsequent Phase 2 clinical trial of common cancers, a key goal of Part 1 of the Phase 1 clinical trial was to demonstrate that the target enzyme of LB-100, protein phosphatase 2A (“PP2A”), can be inhibited in humans with readily tolerable toxicity. As the patient accrual goal was reached in April 2016, Part 1 of the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time, and the MTD of LB-100 administered for three consecutive days every three weeks was determined. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company is now working with Theradex to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

As an anti-cancer drug, LB-100 is likely to be used at MTD in Phase 2 clinical trials. For the potential treatment of non-malignant diseases, such as acute vascular diseases and metabolic diseases, however, lower doses may achieve therapeutic benefit by inhibition of the target enzyme, PP2A, thus opening up the possibility of a host of therapeutic applications for LB-100 and related proprietary compounds.

As this is an experimental treatment not reimbursable by medical insurance, the cost of continuing treatment beyond the standard two cycles (one cycle is defined as the administration of the drug daily for three days every three weeks) that are required for the assessment of toxicity at a given dose level has been more than double the expected cost.

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through June 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,866,828.

The Company had planned to proceed with Part 2 of the Phase 1 clinical trial to determine the toxicity of LB-100 in combination with docetaxel against a specific solid tumor for which single agent docetaxel is indicated. However, two developments have altered this plan. First, LB-100 appears to have anti-cancer activity in its own right, and second, preclinical studies indicate that LB-100 in combination with cisplatin (a widely used cytotoxic drug) is more active than LB-100 in combination with docetaxel. LB-100 significantly potentiates the standard anti-cancer drug cisplatin in animal models of several tumor types, including hepatocellular cancer and platinum-resistant ovarian cancer. It has also been reported that inhibition of the enzyme-target of LB-100, PP2A, inhibits certain variants of the hematologic disorder known as myelodysplastic syndrome (“MDS”). Accordingly, the Company has decided not to proceed with Part 2 of the Phase 1 clinical trial, and has initiated preliminary planning for Phase1b/2 clinical trials to evaluate the effectiveness of LB-100 alone for the treatment of MDS and in combination with a platinum compound for the treatment of platinum-resistant ovarian cancer. In addition, subject to the availability of additional capital, the Company will also consider conducting a Phase 1b/2 clinical trial of LB-100 in the hematologic disorder known as myelodysplastic syndrome and a Phase 1b/2 clinical trial of LB-100 in combination with a platinum compound in platinum-resistant ovarian cancer, in 2017.

The Company estimates that Part 1 of the Phase 1 clinical trial of LB-100, for which patient enrollment was closed in May 2016, will cost a total of approximately $2,200,000. The following factors have contributed to the most recent revisions to the total cost and the delay in the completion date of this clinical trial: (1) some patients are continuing to receive the study compound longer than is usual for patients with treatment-refractory progressive disease in a Phase 1 clinical trial; (2) the establishment of the MTD required more subjects than the initially planned six patients; and (3) the planned pharmacokinetic studies required more than the initially planned three patients.

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

Results of Operations

At June 30, 2016, the Company had not yet commenced any sustainable revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	238,070	213,665	390,127	460,308
Research and development costs	316,947	287,021	581,444	792,535
Total costs and expenses	555,017	500,686	971,571	1,252,843
Loss from operations	(555,017)	(500,686)	(971,571)	(1,252,843)
Interest income	21	35	32	46
Fair value of warrant extensions	—	—	—	(34,016)
Fair value of warrant discount	—	—	—	(171,757)
Net loss	(554,996)	(500,651)	(971,539)	(1,458,570)
Dividend on Series A Convertible Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(554,996)	$(500,651)	$(971,539)	$(1,458,570)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding – basic and diluted	47,875,814	46,709,990	47,875,814	46,107,616

Three Months Ended June 30, 2016 and 2015

Licensing Revenues. The Company did not have any licensing revenues for the three months ended June 30, 2016 and 2015.

General and Administrative. For the three months ended June 30, 2016, general and administrative costs were $238,070, which consisted of the fair value of stock options issued to directors and consultants of $101,404, consulting and professional fees of $89,341, insurance expense of $15,046, officer’s salary and related costs of $16,767, stock transfer fees of $1,667, filing fees of $1,294, travel and entertainment costs of $9,164, and other operating costs of $3,387.

For the three months ended June 30, 2015, general and administrative costs were $213,665, which consisted of the fair value of stock options issued to directors and consultants of $83,089, consulting and professional fees of $80,935, insurance expense of $13,825, officer’s salary and related costs of $16,732, stock transfer fees of $2,473, filing fees of $5,707, travel and entertainment costs of $3,940, and other operating costs of $6,964.

General and administrative costs increased by $24,405 or 11.4% in 2016 as compared to 2015, primarily as a result of an increase of $18,315 in stock-based compensation.

A significant component of the fair value of stock options issued to directors and consultants of $101,404 for the three months ended June 30, 2015 was $87,779 charged to operations for the fair value of stock options granted to two continuing directors, as well as stock options issued to a new director.

A significant component of the fair value of stock options issued to directors and consultants of $83,089 for the three months ended June 30, 2015 was $76,750 charged to operations for the fair value of stock options issued to ProActive Capital Resources Group LLC, as described at Note 8.

Research and Development. For the three months ended June 30, 2016, research and development costs were $316,947, which consisted of the vested portion of the fair value of common stock options and warrants of $77,291, patent costs of $96,127, and contractor costs of $143,529, including $92,553 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the three months ended June 30, 2016 also include $50,976 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

As the patient accrual goal was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through December 2016 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

For the three months ended June 30, 2015, research and development costs were $287,021, which consisted of the vested portion of the fair value of stock options of $1,554, patent costs of $84,745, and contractor costs of $200,722, including $150,107 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs increased by $29,926 or 10.4% in 2016 as compared to 2015, primarily as a result of an increase of $75,737 for the vested portion of the fair value of stock options and an increase of $11,382 in patent costs incurred to maintain the Company’s patent portfolio, offset by a decrease of $57,193 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100.

Net Loss. For the three months ended June 30, 2016, the Company incurred a net loss of $554,996, as compared to a net loss of $500,651 for the three months ended June 30, 2015.

Dividends on Series A Convertible Preferred Stock. The Company did not recognize any dividends on its Series A Convertible Preferred Stock for the three months ended June 30, 2016 and 2015.

Net Loss Attributable to Common Stockholders. For the three months ended June 30, 2016, the Company incurred a net loss attributable to common stockholders of $554,996, as compared to a net loss attributable to common stockholders of $500,651 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015

Licensing Revenues. The Company did not have any licensing revenues for the six months ended June 30, 2016 and 2015.

General and Administrative. For the six months ended June 30, 2016, general and administrative costs were $390,127, which consisted of the fair value of stock options issued to directors and consultants of $101,404, consulting and professional fees of $193,894, insurance expense of $29,961, officer’s salary and related costs of $33,734, stock transfer fees of $4,604, filing fees of $6,892, travel and entertainment costs of $12,061, and other operating costs of $7,577.

For the six months ended June 30, 2015, general and administrative costs were $460,308, which consisted of the fair value of stock options issued to directors and consultants of $164,767, consulting and professional fees of $203,221, insurance expense of $27,649, officer’s salary and related costs of $33,750, stock transfer fees of $5,616, filing fees of $5,856, travel and entertainment costs of $7,501, and other operating costs of $11,948.

General and administrative costs decreased by $70,181 or 15.2% in 2016 as compared to 2015, primarily as a result of a decrease of $63,363 in stock-based compensation.

A significant component of the fair value of stock options issued to directors and consultants of $164,767 for the six months ended June 30, 2015 was $74,901 charged to operations for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy, which were fully amortized as of March 31, 2015.

Research and Development. For the six months ended June 30, 2016, research and development costs were $581,444, which consisted of the vested portion of the fair value of common stock options and warrants of $46,921, patent costs of $198,083, and contractor costs of $336,440, including $206,104 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the six months ended June 30, 2016 also include $130,337 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

As the patient accrual goal was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through December 2016 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

For the six months ended June 30, 2015, research and development costs were $792,535, which consisted of the vested portion of the fair value of stock options of $3,870, patent costs of $212,226, and contractor costs of $576,439, including $500,708 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $211,091 or 26.6% in 2016 as compared to 2015, primarily as a result of a decrease of $239,999 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100.

Fair Value of Warrant Extensions. During the six months ended June 30, 2015, the Company incurred an expense of $34,016 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock from March 31, 2015 to April 15, 2015. During the three months ended June 30, 2016, the Company did not incur any warrant extension costs.

Fair Value of Warrant Discount. During the six months ended June 30, 2015, the Company incurred an expense of $171,757 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 2,928,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 1,050,000 shares of common stock and generated net proceeds to the Company of $315,000 in April 2015. During the six months ended June 30, 2016, the Company did not incur any warrant discount costs.

Net Loss. For the six months ended June 30, 2016, the Company incurred a net loss of $971,539, as compared to a net loss of $1,458,570 for the six months ended June 30, 2015.

Dividends on Series A Convertible Preferred Stock. The Company did not recognize any dividends on its Series A Convertible Preferred Stock for the six months ended June 30, 2016 and 2015.

Net Loss Attributable to Common Stockholders. For the six months ended June 30, 2016, the Company incurred a net loss attributable to common stockholders of $971,539, as compared to a net loss attributable to common stockholders of $1,458,570 for the six months ended June 30, 2015.

Liquidity and Capital Resources – June 30, 2016

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At June 30, 2016, the Company had working capital of $1,239,119 (including advances on research and development contract services of $197,171), as compared to working capital of $322,333 at December 31, 2015 (including a licensing fee receivable of $200,000 and advances on research and development contract services of $207,677), an increase in working capital of $916,786 for the six months ended June 30, 2016. The increase in working capital is primarily the result of the proceeds received from subscription payments of $1,750,000 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s non-voting Series A Convertible Preferred Stock at a price per share of $10.00, for an aggregate subscription price of $1,750,000, and licensing fee proceeds of $200,000 received during the six months ended June 30, 2016.

At June 30, 2016, the Company had cash and money market funds aggregating $1,149,903, as compared to $129,376 at December 31, 2015, an increase of $1,020,527 for the six months ended June 30, 2016. The Company also expects to receive a refund of advances made to or through Theradex Systems, Inc. of $181,510 upon the administrative closure of the Phase 1 clinical trial of LB-100.

At June 30, 2016, the Company believes that it has sufficient resources to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through mid-2017.

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

Operating Activities. For the six months ended June 30, 2016, operating activities utilized cash of $727,473, as compared to utilizing cash of $1,059,923 for the six months ended June 30, 2015, to fund the Company’s Phase 1 clinical trial of LB-100, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining its patent portfolio.

Investing Activities. For the six months ended June 30, 2016, investing activities consisted of an increase in money market funds of $950,032, due primarily to the receipt of subscription payments totaling $1,750,000 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of $1,750,000. For the six months ended June 30, 2015, investing activities consisted of an increase in money market funds of $910,365 due primarily to the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000 on March 17, 2015.

Financing Activities. For the six months ended June 30, 2016, financing activities consisted of the receipt of subscription payments totaling $1,750,000 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of $1,750,000, less a dividend paid on the Company’s Series A Convertible Preferred Stock of $2,000. For the six months ended June 30, 2015, financing activities consisted of $315,000 from the exercise of common stock warrants and $1,750,000 in proceeds received from the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of $1,750,000 on March 17, 2015, less costs of $12,608 associated with the sale of the Company’s Series A Convertible Preferred Stock.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. As the patient accrual goal was reached in April 2016, the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through December 2016 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through June 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $1,866,828.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2016 and 2015, and $8,000 during the six months ended June 30, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended June 30, 2016 and 2015, and $12,500 during the six months ended June 30, 2016 and 2015.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly cash fee of $1,500. The Company recorded a charge to operations pursuant to this agreement of $4,500 and $9,000 for the three months and six months ended June 30, 2015, respectively.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 8. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $60,000 during the three months and six months ended June 30, 2016, respectively.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2016 aggregating $347,135, of which $60,980 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2016. Amounts included in the 2016 column represent amounts due at June 30, 2016 for the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$20,937	$20,937	$—	$—	$—	$—
Clinical trial agreements	163,198	163,198	—	—	—	—
Consulting agreements	163,000	73,000	90,000	—	—	—
Total	$347,135	$257,135	$90,000	$—	$—	$—

Off-Balance Sheet Arrangements

At June 30, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The number of shares designated as Series A Convertible Preferred Stock was 175,000 (which are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations). Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the number of authorized shares of Series A Convertible Preferred Stock from 175,000 to 350,000. Accordingly, as of June 30, 2016, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

Effective January 28, 2016, the Company entered into a Securities Purchase Agreement with the holder of the Preferred Stock sold on March 17, 2015, pursuant to which the Company sold an additional 175,000 shares of Preferred Stock at a price per share of $10.00, representing an aggregate purchase price of $1,750,000, payable $583,333 on closing, $583,333 on or before March 4, 2016, and $583,334 on or before June 3, 2016. As of June 30, 2016 all scheduled installments were received.

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

The shares of Preferred Stock issued to the investor were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act. Such securities (including the shares of common stock which may be issuable upon conversion of the Preferred Stock) may not be re-offered or sold in the United States in the absence of a registration statement or exemption for the registration requirements of the Act.

The proceeds from the sale of the Preferred Stock will be utilized to fund the costs related to the Company’s completed Phase 1 clinical trial of LB-100, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio.

Effective April 25, 2016, in connection with her continuing role as a member of the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted fully-vested stock options under the 2007 Plan to purchase 150,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $17,535 ($0.1169 per share).

Effective April 25, 2016, in connection with his continuing role as a member of the Company’s Board of Directors, Dr. Philip F. Palmedo was granted fully-vested stock options under the 2007 Plan to purchase 450,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $52,604 ($0.1169 per share).

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half (100,000 shares) vest annually on each of May 13, 2016 and 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share).

Effective June 7, 2016, in connection with his continuing role as a consultant to the Company, Eric Forman was granted fully-vested stock options under the 2007 Plan to purchase 100,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share. The fair market value of the Company’s common stock on the date of grant was $0.14 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $13,625 ($0.1363 per share).

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 10, 2016	By:	/s/ JOHN S. KOVACH
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

