Form 10-Q
period 2016-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2016-11-04
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No [X]

As of November 1, 2016, the Company had 47,875,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash	$669,771	$25,281
Money market funds	—	104,095
License fee receivable	—	200,000
Advances on research and development contract services, including $181,510 and $185,392 made to or through Theradex at September 30, 2016 and December 31, 2015, respectively	192,220	207,677
Prepaid expenses and other current assets	71,570	60,922
Total current assets	933,561	597,975
Total assets	$933,561	$597,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$112,107	$159,076
Research and development contract liabilities, including $46,982 and $88,162 to Theradex at September 30, 2016 and December 31, 2015, respectively	83,470	124,566
Dividend payable on Series A Convertible Preferred Stock	—	2,000
Total current liabilities	195,577	285,642

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 350,000 shares and 175,000 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate redemption values of $17,500,000 and $8,750,000 at September 30, 2016 and December 31, 2015, respectively; liquidation preference based on assumed conversion into common shares; 4,375,000 shares and 2,187,500 shares of common stock issuable upon conversion at September 30, 2016 and December 31, 2015, respectively	3,500,000	1,750,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 47,875,814 shares at September 30, 2016 and December 31, 2015	4,787	4,787
Additional paid-in capital	17,423,941	17,129,815
Accumulated deficit	(20,190,744)	(18,572,269)
Total stockholders’ equity	737,984	312,333
Total liabilities and stockholders’ equity	$933,561	$597,975

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $6,250 and $6,250 to related parties for the three months ended September 30, 2016 and 2015, respectively, and $88,889 and $93,651 to related parties for the nine months ended September 30, 2016 and 2015, respectively	170,272	155,307	560,399	615,615
Research and development costs, including $130,820 and $162,425 to Theradex for the three months ended September 30, 2016 and 2015, respectively, and $340,746 and $670,540 to Theradex for the nine months ended September 30, 2016 and 2015, respectively	476,805	624,405	1,058,248	1,416,940
Total costs and expenses	647,077	779,712	1,618,647	2,032,555
Loss from operations	(647,077)	(779,712)	(1,618,647)	(2,032,555)
Interest income	141	25	172	71
Fair value of warrant extensions	—	—	—	(34,016)
Fair value of warrant discount	—	—	—	(171,757)
Net loss	(646,936)	(779,687)	(1,618,475)	(2,238,257)
Dividend on Series A Convertible Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(646,936)	$(779,687)	$(1,618,475)	$(2,238,257)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average common shares outstanding – basic and diluted	47,875,814	46,060,597	47,875,814	46,428,767

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2016

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2015	175,000	$1,750,000	47,875,814	$4,787	$17,129,815	$(18,572,269)	$312,333
Sale of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Stock-based compensation expense	—	—	—	—	294,126	—	294,126
Net loss	—	—	—	—	—	(1,618,475)	(1,618,475)
Balance, September 30, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,423,941	$(20,190,744)	$737,984

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,618,475)	$(2,238,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	105,334	157,370
Research and development costs	188,792	269,027
Fair value of warrant -
Extensions	—	34,016
Discounts	—	171,757
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	200,000	—
Advances on research and development contract services	15,457	13,893
Prepaid expenses and other current assets	(10,648)	(18,126)
Increase (decrease) in -
Accounts payable and accrued expenses	(46,969)	(1,350)
Research and development contract liabilities	(41,096)	42,812
Net cash used in operating activities	(1,207,605)	(1,568,858)

Cash flows from investing activities:
(Increase) decrease in money market funds	104,095	(310,388)
Net cash provided by (used in) investing activities	104,095	(310,388)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	1,750,000	1,750,000
Payment of accrued dividend on Series A Convertible Preferred Stock	(2,000)	—
Cash payments made for costs incurred in connection with sale of Series A Convertible Preferred Stock	—	(12,608)
Proceeds from exercise of warrants	—	315,000
Net cash provided by financing activities	1,748,000	2,052,392

Cash:
Net increase	644,490	173,146
Balance at beginning of period	25,281	44,411
Balance at end of period	$669,771	$217,557

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of advances due to Chairman and major stockholder into common stock	$—	$92,717

See accompanying notes to condensed consolidated financial statements (unaudited).

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2016 and 2015

1. Organization and Basis of Presentation

The condensed consolidated financial statements of the Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at September 30, 2016, and for the three months and nine months ended September 30, 2016 and 2015, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2016, and the results of its operations for the three months and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements at such date.

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

At September 30, 2016, the Company had cash and money market funds aggregating $669,771. Subsequent to September 30, 2016, the Company expects to receive a refund of advances made to or through Theradex Systems, Inc. of $181,510 upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016). Accordingly, at September 30, 2016, the Company believes that it has sufficient resources to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the U.S. Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through at least March 2017.

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

Cash Concentrations

The Company maintains cash balances with financial institutions in federally-insured accounts. The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company maintains its accounts with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

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

At September 30, 2016, the Company had made advances to or through Theradex aggregating $181,510, which are expected to be refunded to the Company upon completion of the Company’s Phase 1 clinical trial of LB-100.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $140,855 and $139,485 for the three months ended September 30, 2016 and 2015, respectively, and $338,938 and $351,711 for the nine months ended September 30, 2016 and 2015, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $2,040,867.

During the three months ended September 30, 2016 and 2015, $130,820 and $162,425, respectively, of such clinical trial costs were incurred, representing approximately 27% and 26% of research and development costs for such periods. During the nine months ended September 30, 2016 and 2015, the Company incurred $340,746 and $670,540, respectively, of such clinical trial costs, representing approximately 32% and 47% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2016 and 2015 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and nine months ended September 30, 2016 and 2015.

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

At September 30, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2016	2015

Series A Convertible Preferred Stock	4,375,000	2,187,500
Common stock options	9,100,000	8,250,000
Total	13,475,000	10,437,500

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation and disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The adoption of ASU 2016-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Under the TMU License Agreement, TMU is obligated to make non-refundable milestone payments to the Company of $200,000 within ninety days from the effective date of December 25, 2015, $50,000 upon the completion of the first Phase 1b/2 clinical trial, $150,000 upon the completion of the first Phase 3 clinical trial, and $200,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or a comparable non-United States regulatory authority. During the term of the TMU License Agreement, TMU will also pay earned royalties of 10% on cumulative net sales, and 10% to 15% on non-sale based sub-license income. A Phase 1b/2 clinical trial of LB-100 plus doxorubicin, to be managed and funded by TMU, is expected to commence during the first quarter of 2017.

The Company did not have any further performance obligations under the TMU License Agreement on the December 25, 2015 effective date. Accordingly, as the $200,000 licensing fee was fully earned on the December 25, 2015 effective date, the Company recorded such amount as licensing revenues and license fee receivable at December 31, 2015. The Company received the $200,000 milestone payment on March 18, 2016.

5. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company designated 175,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations. The holders of each 175,000 share tranche of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed.

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of September 30, 2016, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to this transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s Series A Convertible Preferred Stock at $10.00 per share, representing an aggregate purchase price of $1,750,000.

Effective January 21, 2016, the Company entered into a Securities Purchase Agreement with the holder of the Series A Convertible Preferred Stock previously sold on March 17, 2015, pursuant to which the Company sold an additional 175,000 shares of Series A Convertible Preferred Stock at $10.00 per share, representing an aggregate purchase price of $1,750,000.

Based on the Company’s net revenues of $200,000 for the year ended December 31, 2015, the Company recorded a dividend of $2,000 on the shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2015. The dividend was recorded as of December 31, 2015 and was presented as a current liability in the Company’s condensed consolidated balance sheet at such date. The dividend was paid in cash on May 1, 2016.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 12.5 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock.

If fully converted, the Series A Convertible Preferred Stock sold in the March 17, 2015 closing would convert into 2,187,500 shares of common stock, representing an effective price per share of common stock of $0.80. On March 17, 2015, the closing price of the Company’s common stock was $0.25 per share. If fully converted, the Series A Convertible Preferred Stock sold in the January 21, 2016 closing would also convert into 2,187,500 shares of common stock, representing an effective price per share of common stock of $0.80. On January 21, 2016, the closing price of the Company’s common stock was $0.22 per share. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company, and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company has determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity. Legal costs of $12,608 incurred with respect to the issuance of the Series A Convertible Preferred Stock on March 17, 2015 were charged directly to additional paid-in capital. The Company did not incur any material costs with respect to the sale of the Convertible Preferred Stock on January 21, 2016.

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

As of September 30, 2016 and December 31, 2015, there were no warrants outstanding to purchase common stock.

6. Money Market Funds

Investments in money market funds at December 31, 2015 consisted of shares of Morgan Stanley New York Municipal Money Market Trust with a fair value of $104,095.

The Morgan Stanley New York Municipal Money Market Trust is an open-end fund incorporated in the United States. The fund invests in high quality, short-term municipal obligations that pay interest exempt from federal and New York state income taxes.

The following table presents money market funds at their level within the fair value hierarchy at December 31, 2015.

	Total	Level 1	Level 2	Level 3

Money market funds	$104,095	$104,095	$—	$—

The Company did not have any investments in money market funds at September 30, 2016.

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

Dr. Kovach was paid a salary of $15,000 for the three months ended September 30, 2016 and 2015, and $45,000 for the nine months ended September 30, 2016 and 2015, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended September 30, 2016 and 2015, and $36,000 for the nine months ended September 30, 2016 and 2015. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg (a significant stockholder of and consultant to the Company, as described at Note 8), is Vice President of Morgan Stanley Wealth Management and has been involved with the Company’s investment in money market funds as described at Note 6.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement is automatically extended for a term of one year annually unless a notice of intent to terminate is given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended September 30, 2016 and 2015, and $18,750 during the nine months ended September 30, 2016 and 2015, which were included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 8. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $3,930 and $0 for the three months ended September 30, 2016 and 2015, respectively. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $105,334 and $74,901 for the nine months ended September 30, 2016 and 2015, respectively.

8. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and condition, as determined by the Company’s Board of Directors. As of September 30, 2016, unexpired stock options for 1,700,000 shares were issued and outstanding under the 2007 Plan, and stock options for 800,000 were available for issuance under the 2007 Plan.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.60% to 1.31%
Expected dividend yield	0%
Expected volatility	196.75% to 226.44%
Expected life	2.25 to 5.0 years

For stock options requiring an assessment of value during the nine months ended September 30, 2015, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.68% to 1.66%
Expected dividend yield	0%
Expected volatility	243.00%
Expected life	3.5 to 4.3 years

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributable to the stock options that were fully vested on January 28, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from January 28, 2014 through January 28, 2015. During the nine months ended September 30, 2015, the Company recorded a charge to operations of $74,901 with respect to these stock options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share), and is being charged to operations ratably from December 24, 2013 through June 24,2017. During the three months ended September 30, 2016 and 2015, the Company recorded a charge (credit) to operations of $1,494 and $(4,056), respectively, with respect to these stock options. During the nine months ended September 30, 2016 and 2015, the Company recorded a (credit) charge to operations of $(3,048) and $(186), respectively, with respect to these stock options.

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 was attributable to the stock options fully-vested on October 7, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from October 7, 2014 through October 7, 2015. During the three months and nine months ended September 30, 2015, the Company recorded a (credit) charge to operations of $(3,341) and $9,775, respectively, with respect to these stock options.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC (“ProActive”) for strategic advisory, investor relations and public relations services through October 6, 2015. In connection with the agreement, the Company agreed to pay ProActive a monthly fee of $1,500 in cash and agreed to issue to ProActive 250,000 shares of the Company’s common stock, vesting 125,000 shares upon execution of the agreement on October 7, 2014 and 125,000 shares six months thereafter on April 7, 2015. Additionally, the Company issued a stock option in the form of a warrant to ProActive to purchase 500,000 shares of the Company’s common stock, vesting upon execution of the agreement on October 7, 2014, and exercisable for a period of one year from the date of grant at $0.25 per share. The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $33,000 ($0.066 per share). The Company inadvertently neglected to timely record a charge to operations in 2014 of $45,500 with respect to this transaction, as well as to record a portion of the fair value of the remaining unvested 125,000 shares in 2014 (which had a fair value on the grant date of $12,500). The Company recorded a charge to operations for the aggregate fair value of these securities of $76,750 during the nine months ended September 30, 2015. Management performed an evaluation with respect to this matter and determined that this correction was not qualitatively or quantitatively material to the Company’s financial statements for the years ended December 31, 2014 or 2015, and thus determined that no restatement of such prior periods was necessary or appropriate under the circumstances.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 9. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant will vest on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant will vest on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. During the three months ended September 30, 2016 and 2015, the Company recorded a charge to operations of $36,313 and $265,157, respectively, with respect to these common shares and warrants. During the nine months ended September 30, 2016 and 2015, the Company recorded a charge to operations of $79,337 and $265,157, respectively, with respect to these common shares and warrants.

On November 28, 2015, the Company entered into a two-year advisory agreement with Dr. Fritz Henn, M.D., Ph.D., for consultation and advice on the development of certain of the Company’s products for clinical neurological and neuropsychiatric applications. Dr. Henn is an internationally recognized investigative neuroscientist and psychiatrist. In connection with the advisory agreement, and as sole compensation, Dr. Henn was granted stock options to purchase 200,000 shares of the Company’s common stock, with 100,000 shares vesting on November 28, 2015, and 100,000 shares vesting on November 28, 2016. The stock options are exercisable for a period of five years from the grant date at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $103,360 ($0.5168 per share), of which $51,680 was attributable to the stock options fully-vested on November 28, 2015 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from November 28, 2015 through November 28, 2016. During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $5,163 and $13,602, respectively, with respect to these stock options.

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

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half (100,000 shares) vest annually on each of May 13, 2016 and 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 13, 2016 through May 13, 2017. During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $3,930 and $21,570, respectively, with respect to these stock options.

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

Effective September 12, 2016, in connection with his continuing role as a consultant to the Company, Francis Johnson was granted fully-vested stock options under the 2007 Plan to purchase 500,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.25 per share. The fair market value of the Company’s common stock on the date of grant was $0.25 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $98,901 ($0.1978 per share), which was charged to operations on the date of grant.

Total stock-based compensation expense was $145,801 and $257,760 for the three months ended September 30, 2016 and 2015, respectively. Total stock-based compensation expense was $294,126 and $426,397 for the nine months ended September 30, 2016 and 2015, respectively.

A summary of stock option activity during the nine months ended September 30, 2016 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Options outstanding at December 31, 2015	7,950,000	$0.697
Granted	1,400,000	0.156
Exercised	—	—
Expired	(250,000)	0.980
Options outstanding at September 30, 2016	9,100,000	$0.606	2.64

Options exercisable at December 31, 2015	6,800,000	$0.586
Options exercisable at September 30, 2016	8,375,000	$0.530	2.53

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $61,000 at September 30, 2016, which is being recognized subsequent to September 30, 2016 over a weighted-average period of approximately ten months.

The exercise prices of common stock options outstanding and exercisable are as follows at September 30, 2016:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	600,000	600,000
$0.130	100,000	75,000
$0.150	100,000	100,000
$0.160	200,000	100,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,300,000
$0.650	700,000	700,000
$1.000	1,500,000	1,500,000
$2.000	500,000	—
	9,100,000	8,375,000

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2016 was approximately $62,300, based on a fair market value of $0.20 per share on September 30, 2016.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2015 was approximately $31,300, based on a fair market value of $0.296 per share on December 31, 2015.

Outstanding options to acquire 725,000 shares of the Company’s common stock had not vested at September 30, 2016.

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

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $2,040,867.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2016 and 2015, and $12,000 during the nine months ended September 30, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended September 30, 2016 and 2015, and $18,750 during the nine months ended September 30, 2016 and 2015.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly cash fee of $1,500. The Company recorded a charge to operations pursuant to this agreement of $4,500 and $13,500 for the three months and nine months ended September 30, 2015, respectively.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 8. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $90,000 during the three months and nine months ended September 30, 2016, respectively.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2016 aggregating $357,899, of which $82,532 is included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2016. Amounts included in the 2016 column represent amounts due at September 30, 2016 for the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$38,870	$38,870	$—	$—	$—	$—
Clinical trial agreements	190,029	190,029	—	—	—	—
Consulting agreements	129,000	39,000	90,000	—	—	—
Total	$357,899	$267,899	$90,000	$—	$—	$—

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

At September 30, 2016, the Company had cash and money market funds aggregating $669,771. Subsequent to September 30, 2016, the Company expects to receive a refund of advances made to or through Theradex Systems, Inc. of $181,510 upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016). Accordingly, at September 30, 2016, the Company believes that it has sufficient resources to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the U.S. Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through at least March 2017.

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

Recent Accounting Pronouncements

Information with respect to recently issued accounting standards is provided at Note 3 to the Company’s condensed consolidated financial statements included elsewhere in this document.

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

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $2,040,867.

During the three months ended September 30, 2016 and 2015, $130,820 and $162,425, respectively, of such clinical trial costs were incurred, representing approximately 27% and 26% of research and development costs for such periods. During the nine months ended September 30, 2016 and 2015, the Company incurred $340,746 and $670,540, respectively, of such clinical trial costs, representing approximately 32% and 47% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The costs of Part 1 of the Phase 1 clinical trial exceeded the Company’s original estimates, in part because patients were able to tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the MTD of LB-100 given alone. In addition, patients achieved stabilization without any dose-limiting toxicity (“DLT”) and remained on treatment with LB-100 for longer periods of time than was usual in a Phase 1 clinical trial of a new drug in patients failing all previous treatments, thus increasing the overall cost of the clinical trial. The Company’s interpretation of the clinical trial results to date is that LB-100 as a single agent has activity against several types of cancer, as evidenced by stabilization of progressive disease in the absence of DLT.

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

The costs of the Phase 1 clinical trial of LB-100 are being paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations through September 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $2,040,867.

The Company had planned to proceed with Part 2 of the Phase 1 clinical trial to determine the toxicity of LB-100 in combination with docetaxel against a specific solid tumor for which single agent docetaxel is indicated. However, two developments have altered this plan. First, LB-100 appears to have anti-cancer activity in its own right, and second, preclinical studies indicate that LB-100 in combination with cisplatin or doxorubicin (widely used cytotoxic drugs) is more active than LB-100 in combination with docetaxel. LB-100 significantly potentiates the standard anti-cancer drugs cisplatin and doxorubicin in animal models of several tumor types, including hepatocellular cancer and platinum-resistant ovarian cancer. It has also been reported that inhibition of the enzyme-target of LB-100, PP2A, inhibits certain variants of the hematologic disorder known as myelodysplastic syndrome (“MDS”). Accordingly, the Company decided not to proceed with Part 2 of the Phase 1 clinical trial, and has initiated preliminary planning for Phase1b/2 clinical trials to evaluate the effectiveness of LB-100 alone for the treatment of MDS and in combination with doxorubicin for the treatment of advanced hepatocellular cancer. This clinical trial will be initiated in Taiwan under the December 2015 license agreement entered into with Taipei Medical University, and is expected to commence during the first quarter of 2017. In addition, subject to the availability of additional capital, the Company will consider conducting a Phase 1b/2 clinical trial of LB-100 in the hematologic disorder known as myelodysplastic syndrome and a Phase 1b/2 clinical trial of LB-100 in combination with a platinum compound in platinum-resistant ovarian cancer, in 2017.

The Company estimates that Part 1 of the Phase 1 clinical trial of LB-100, patient enrollment for which was closed in May 2016, will cost a total of approximately $2,200,000. The following factors have contributed to the most recent revisions to the total cost and the delay in the completion date of this clinical trial: (1) some patients are continuing to receive the study compound longer than is usual for patients with treatment-refractory progressive disease in a Phase 1 clinical trial; (2) the establishment of the MTD required more subjects than the initially planned six patients; and (3) the planned pharmacokinetic studies required more than the initially planned three patients.

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

Results of Operations

At September 30, 2016, the Company had not yet commenced any sustainable revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	170,272	155,307	560,399	615,615
Research and development costs	476,805	624,405	1,058,248	1,416,940
Total costs and expenses	647,077	779,712	1,618,647	2,032,555
Loss from operations	(647,077)	(779,712)	(1,618,647)	(2,032,555)
Interest income	141	25	172	71
Fair value of warrant extensions	—	—	—	(34,016)
Fair value of warrant discount	—	—	—	(171,757)
Net loss	(646,936)	(779,687)	(1,618,475)	(2,238,257)
Dividend on Series A Convertible Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(646,936)	$(779,687)	$(1,618,475)	$(2,238,257)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average common shares outstanding – basic and diluted	47,875,814	46,060,597	47,875,814	46,428,767

Three Months Ended September 30, 2016 and 2015

Licensing Revenues. The Company did not have any licensing revenues for the three months ended September 30, 2016 and 2015.

General and Administrative. For the three months ended September 30, 2016, general and administrative costs were $170,272, which consisted of the fair value of stock options issued to directors and consultants of $3,930, consulting and professional fees of $124,794, insurance expense of $14,781, officer’s salary and related costs of $16,792, stock transfer fees of $2,401, filing fees of $0, travel and entertainment costs of $764, listing fees of $3,125 and other operating costs of $3,685.

For the three months ended September 30, 2015, general and administrative costs were $155,307, which consisted of a credit for the fair value of stock options issued to directors and consultants of $3,341, consulting and professional fees of $117,394, insurance expense of $15,646, officer’s salary and related costs of $16,864, stock transfer fees of $2,537, filing fees of $1,389, travel and entertainment costs of $2,326, listing fees of $2,795 and other operating costs of $4,885.

General and administrative costs increased by $14,965 or 9.6% in 2016 as compared to 2015, primarily as a result of an increase of $7,271 in stock-based compensation.

Research and Development. For the three months ended September 30, 2016, research and development costs were $476,805, which consisted of the vested portion of the fair value of common stock options and warrants of $141,871, patent costs of $140,855, and contractor costs of $194,079, including $130,820 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the three months ended September 30, 2016 also include $63,259 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

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

For the three months ended September 30, 2015, research and development costs were $624,405, which consisted of the vested portion of the fair value of stock options of $261,101, patent costs of $139,485, and contractor costs of $223,819, including $162,425 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $147,600 or 23.6% in 2016 as compared to 2015, primarily as a result of a decrease of $119,230 for the vested portion of the fair value of stock options and a decrease of $29,740 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100.

A significant component of the fair value of stock options issued to directors and consultants of $141,871 for the three months ended September 30, 2016 was $98,901 charged to operations for the fair value of immediately vesting stock options to acquire 500,000 shares of the Company’s common stock that were issued to Francis Johnson on September 12, 2016 for his on-going contributions to the Company.

A significant component of the fair value of stock options issued to directors and consultants of $261,101 for the three months ended September 30, 2015 was $260,000 charged to operations for the fair value of 1,000,000 shares of the Company’s common stock that were issued to BioPharmaWorks on September 14, 2015, in connection with a Collaboration Agreement between BioPharmaWorks, and the Company.

Net Loss. For the three months ended September 30, 2016, the Company incurred a net loss of $646,936, as compared to a net loss of $779,687 for the three months ended September 30, 2015.

Dividends on Series A Convertible Preferred Stock. The Company did not recognize any dividends on its Series A Convertible Preferred Stock for the three months ended September 30, 2016 and 2015.

Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2016, the Company incurred a net loss attributable to common stockholders of $646,936, as compared to a net loss attributable to common stockholders of $779,687 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Licensing Revenues. The Company did not have any licensing revenues for the nine months ended September 30, 2016 and 2015.

General and Administrative. For the nine months ended September 30, 2016, general and administrative costs were $560,399, which consisted of the fair value of stock options issued to directors and consultants of $105,334, consulting and professional fees of $318,687, insurance expense of $44,742, officer’s salary and related costs of $50,525, stock transfer fees of $7,005, filing fees of $6,892, travel and entertainment costs of $12,825, listing fees of $5,625 and other operating costs of $8,764.

For the nine months ended September 30, 2015, general and administrative costs were $615,615, which consisted of the fair value of stock options issued to directors and consultants of $161,426, consulting and professional fees of $320,615, insurance expense of $43,295, officer’s salary and related costs of $50,613, stock transfer fees of $8,153, filing fees of $7,245, travel and entertainment costs of $9,827, listing fees of $5,625 and other operating costs of $8,816.

General and administrative costs decreased by $55,216 or 9.0% in 2016 as compared to 2015, primarily as a result of a decrease of $56,092 in stock-based compensation.

A significant component of the fair value of stock options issued to directors and consultants of $105,334 for the nine months ended September 30, 2016 was $87,779 charged to operations for the fair value of stock options granted to two continuing directors, as well as stock options issued to a new director.

A significant component of the fair value of stock options issued to directors and consultants of $161,426 for the nine months ended September 30, 2015 was $74,901 charged to operations for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy, which were fully amortized as of March 31, 2015. The fair value of stock options issued to directors and consultants for the nine months ended September 30, 2015 also included $76,750 charged to operations for the fair value of stock options issued to ProActive Capital Resources Group LLC as described at Note 8.

Research and Development. For the nine months ended September 30, 2016, research and development costs were $1,058,248, which consisted of the vested portion of the fair value of common stock options and warrants of $188,792, patent costs of $338,938, and contractor costs of $530,518, including $340,746 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the nine months ended September 30, 2016 also include $189,772 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

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

For the nine months ended September 30, 2015, research and development costs were $1,416,940, which consisted of the vested portion of the fair value of stock options of $264,971, patent costs of $351,711, and contractor costs of $800,258, including $670,540 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the nine months ended September 30, 2015 also include $129,718 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Research and development costs decreased by $358,692 or 25.3% in 2016 as compared to 2015, primarily as a result of a decrease of $76,199 in stock based compensation and a decrease of $269,740 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100.

Fair Value of Warrant Extensions. During the nine months ended September 30, 2015, the Company incurred an expense of $34,016 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock from March 31, 2015 to April 15, 2015. During the nine months ended September 30, 2016, the Company did not incur any warrant extension costs.

Fair Value of Warrant Discount. During the nine months ended September 30, 2015, the Company incurred an expense of $171,757 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 2,928,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 1,050,000 shares of common stock and generated net proceeds to the Company of $315,000 in April 2015. During the nine months ended September 30, 2016, the Company did not incur any warrant discount costs.

Net Loss. For the nine months ended September 30, 2016, the Company incurred a net loss of $1,618,475, as compared to a net loss of $2,238,257 for the nine months ended September 30, 2015.

Dividends on Series A Convertible Preferred Stock. The Company did not recognize any dividends on its Series A Convertible Preferred Stock for the nine months ended September 30, 2016 and 2015.

Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2016, the Company incurred a net loss attributable to common stockholders of $1,618,475, as compared to a net loss attributable to common stockholders of $2,238,257 for the nine months ended September 30, 2015.

Liquidity and Capital Resources – September 30, 2016

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

At September 30, 2016, the Company had working capital of $737,984 (including advances on research and development contract services of $192,220), as compared to working capital of $312,333 at December 31, 2015 (including a licensing fee receivable of $200,000 and advances on research and development contract services of $207,677), an increase in working capital of $425,651 for the nine months ended September 30, 2016. The increase in working capital during the nine months ended September 30, 2016 was primarily the result of the receipt of $1,750,000 of proceeds from the sale of additional shares of Series A Convertible Preferred Stock.

At September 30, 2016, the Company had cash and money market funds aggregating $669,771, as compared to $129,376 at December 31, 2015, an increase of $540,395 for the nine months ended September 30, 2016. Subsequent to September 30, 2016, the Company expects to receive a refund of advances made to or through Theradex Systems, Inc. of $181,510 upon the administrative closure of the Phase 1 clinical trial of LB-100.

At September 30, 2016, the Company believes that it has sufficient resources to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100, as well as to fund the Company’s ongoing operating expenses, including maintaining its patent portfolio, through at least March 2017.

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

Operating Activities. For the nine months ended September 30, 2016, operating activities utilized cash of $1,207,605, as compared to utilizing cash of $1,568,858 for the nine months ended September 30, 2015, to fund the Company’s Phase 1 clinical trial of LB-100, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining its patent portfolio.

Investing Activities. For the nine months ended September 30, 2016, investing activities consisted of a decrease in money market funds of $104,095, due to the liquidation of such funds and the transfer of such amounts to cash. For the nine months ended September 30, 2015, investing activities consisted of an increase in money market funds of $310,388, due primarily to the investment in money market funds of a portion of the proceeds from the sale of shares of the Company’s Series A Convertible Preferred Stock in March 2015.

Financing Activities. For the nine months ended September 30, 2016, financing activities consisted of the receipt of $1,750,000 of proceeds from the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock at $10.00 per share in January 2016, less a dividend paid on the Company’s Series A Convertible Preferred Stock of $2,000. For the nine months ended September 30, 2015, financing activities consisted of $315,000 from the exercise of common stock warrants and $1,750,000 of proceeds received from the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock at $10.00 per share in March 2015, less costs of $12,608 associated with the sale of the Company’s Series A Convertible Preferred Stock.

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

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through September 30, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $2,040,867.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2016 and 2015, and $12,000 during the nine months ended September 30, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement during the three months ended September 30, 2016 and 2015, and $18,750 during the nine months ended September 30, 2016 and 2015.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly cash fee of $1,500. The Company recorded a charge to operations pursuant to this agreement of $4,500 and $13,500 for the three months and nine months ended September 30, 2015, respectively.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 8. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $90,000 during the three months and nine months ended September 30, 2016, respectively.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2016 aggregating $357,899, of which $82,532 is included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2016. Amounts included in the 2016 column represent amounts due at September 30, 2016 for the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$38,870	$38,870	$—	$—	$—	$—
Clinical trial agreements	190,029	190,029	—	—	—	—
Consulting agreements	129,000	39,000	90,000	—	—	—
Total	$357,899	$267,899	$90,000	$—	$—	$—

Off-Balance Sheet Arrangements

At September 30, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 12, 2016, in connection with his continuing role as a consultant to the Company, Francis Johnson was granted fully-vested stock options under the 2007 Plan to purchase 500,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.20 per share. The fair market value of the Company’s common stock on the date of grant was $0.20 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $98,901 ($0.1978 per share).

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 4, 2016	By:	/s/ JOHN S. KOVACH
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

