Form 10-K
period 2016-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2017-03-29
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ] No [X]

Issuer’s revenues for its fiscal year ended December 31, 2016: $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $2,800,000.

There were 51,875,814 shares of the Company’s common stock outstanding on March 10, 2017.

Documents incorporated by reference: None.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Lixte,” the “Company” and the “Registrant” refer to Lixte Biotechnology Holdings, Inc., a Delaware corporation, and Lixte Biotechnology, Inc., our wholly-owned subsidiary.

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurologic Disorders and Stroke (“NINDS”), National Institutes of Health (“NIH”) under a continuing Cooperative Research and Development Agreement (“CRADA”) effective March 22, 2006. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, glioblastoma multiforme (GBM). The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013, when it was terminated as scheduled.

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

Patient entry into the Phase 1 clinical trial was completed in May 2016. Cost of the clinical trial have exceeded the Company’s original estimates, in part because patients were able to tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the MTD of LB-100 given alone. In addition, patients have been achieving stabilization without any dose-limiting toxicity (“DLT”), remaining on treatment with LB-100 for longer periods of time than is usual in a Phase 1 clinical trial of a new drug in patients failing all previous treatments. The Company’s interpretation of the clinical trial results to date is that LB-100 as a single agent has activity against several types of cancer, as evidenced by stabilization of progressive disease in the absence of DLT.

The Company had planned to proceed with Part 2 of the Phase 1 clinical trial to determine the toxicity of LB-100 in combination with docetaxel against a specific solid tumor for which single agent docetaxel is indicated. However, two developments have altered this plan. LB-100 appears to have anti-cancer activity in its own right, and second, preclinical studies indicate that LB-100 in combination with cisplatin (a widely used cytotoxic drug) is more active than LB-100 in combination with docetaxel. LB-100 significantly potentiates the standard anti-cancer drug cisplatin in animal models of several tumor types, including hepatocellular cancer and platinum-resistant ovarian cancer. In addition, it has been reported that inhibition of the enzyme-target of LB-100, PP2A, inhibits certain variants of the hematologic disorder known as myelodysplastic syndrome (“MDS”). Accordingly, the Company has decided not to proceed with Part 2 of the Phase 1 clinical trial, and is planning for Phase 1b/2 clinical trials to evaluate the effectiveness of LB-100 alone for the treatment of MDS and in combination with a platinum compound for the treatment of platinum-resistant ovarian cancer as and when financial resources permit.

The costs of the Phase 1 clinical trial of LB-100 were paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations from 2013 through December 31, 2015 for services paid to or through Theradex pursuant to this arrangement aggregated $2,127,550, of which $427,429 and $970,729 were incurred during the years ended December 31, 2016 and 2015, respectively, or approximately 33% and 46% of research and development costs for the years ended December 31, 2016 and 2015, respectively.

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

On January 4, 2017, the Company issued a news release to announce the publication online of Phase 1 results of the Company’s novel anti-cancer compound in Clinical Cancer Research, entitled “Safety, tolerability, and preliminary activity of LB-100, an inhibitor of protein phosphatase 2A, in patients with relapsed solid tumors”. Ten (46.7%) of twenty-one patients receiving at least 2 cycles of LB-100, a small molecule inhibitor of protein phosphatase (PP2A), achieved stable disease without limiting toxicity for up to 15 cycles of therapy, including one patient with pancreatic cancer who had a partial regression. PP2A has long been recognized as a potentially important cancer treatment target, but its inhibition was thought to be too toxic for clinical use. This Phase 1 clinical trial demonstrated the safety and tolerability of PP2A inhibition in patients with refractory solid tumors. In numerous animal models of cancer, inhibition of PP2A by LB-100 enhanced the anti-tumor activity of standard chemotherapy drugs and radiation without significantly enhancing their toxicity by altering cell cycle regulation and the DNA-damage repair response pathways. The mechanism by which LB-100 used alone apparently inhibited the growth of a variety of cancers in patients in the recently completed Phase 1 clinical trial is not clear, but PP2A activity is reduced by mutation directly or indirectly in many cancer types, rendering them vulnerable to pharmacologic inhibition of PP2A. The Company believes that the results reported in Clinical Cancer Research support further development of LB-100 alone and in combination with standard cytotoxic regimens for a broad spectrum of tumors.

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

Patents for the LB-100 series (oxabicycloheptanes and heptenes) and the LB-200 series (histone deacetylase inhibitors; HDACi) have been filed in the United States and internationally under the Patent Cooperation Treaty. Patents for composition of matter and for several uses of both the LB-100 series and the LB-200 series have been issued in the United States, Mexico, Australia Japan, China, the European Patent Office and Eurasian Patent Office.

The Company’s portfolio of 26 domestic and international patents issued is summarized below. The Company has additional domestic and international patents pending.

LB-100 Series of Compounds - Phosphatase Inhibitors – Composition and Use in Cancer Treatment

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 7,998,957	02/06/2007	08/16/2011	02/20/2030
US 8,227,473	08/01/2008	07/24/2012	02/20/2030
US 8,426,444 Divisional	02/06/2007	04/23/2013	02/06/2028
US 8,541,458 Divisional	08/01/2008	09/24/2013	08/01/2029
US 8,822,461 Continuation	02/06/2007	09/02/2014	02/20/2030
US 9,079,917 Divisional	02/06/2007	07/14/2015	02/06/2028
AUS 2008214299	02/06/2008	04/24/2014	02/06/2028
PRC ZL200880004292.9	02/06/2008	09/25/2015	02/06/2028
EA 023804	02/06/2008	07/29/2016	02/06/2028
EP (number not yet assigned)	02/06/2007	Not available	02/06/2028
JAP 5693850	02/06/2008	02/13/2015	02/06/2028
MEX 309985	02/06/2008	05/28/2013	02/06/2028
AUS 2009277031	07/30/2009	05/14/2015	07/30/2029
EA 022311	07/30/2009	12/30/2015	07/30/2029
EU 2307344	07/30/2009	07/02/2015	07/30/2029
HK 1151791	07/30/2009	05/06/2016	07/30/2029
JAP 5666443	07/30/2009	12/19/2014	07/30/2029
MEX 324705	07/30/2009	10/21/2014	07/30/2029

LB-200 Series of Compounds – HDAC Inhibitors – Composition and Use in Cancer Treatment

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 8,143,445	10/01/2007	03/27/2012	08/23/2029
US 8,455,688 Divisional	10/01/2007	03/21/2012	10/01/2028
AUS 2008307541	10/01/2008	05/28/2015	10/01/2028
CA 2700857	10/01/2008	08/02/2016	10/01/2028
PRC ZL200880115815.7	10/01/2008	07/23/2014	10/01/2028
EA 018618	10/01/2008	09/3020/13	10/01/2028
EP (number not yet assigned)	10/01/2008	Not available	10/01/2028
JAP 5730575	10/01/2008	04/17/2015	10/01/2028
MEX 319923	10/01/2008	05/06/2014	10/01/2028

LB-100 and LB-200 Series of Compounds – Use in Treatment of Multiple CNS Diseases

Neuroprotective Agents for the Prevention and Treatment of Neurodegenerative Diseases

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 8,058,268	08/01/2008	11/15/2011	01/03/2030
US 8,329,719 Divisional	08/01/2008	12/11/2012	08/01/2029
AUS 2009277086	07/29/2009	03/23/2016	07/29/2029
EP (number not yet assigned	07/29/2009	Not available	07/29/2029

LB-100 Series of Compounds – LB-100 in Combination with Anti-Cancer Agents

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,526,915	08/01/2008	12/27/2016	03/16/2030

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

Employees

As of December 31, 2016, the Company had no full-time employees. During the years ended December 31, 2016 and 2015, Dr. Kovach was a Professor (part-time) in the Department of Preventive Medicine at the State University of New York at Stony Brook (“SUNY – Stony Brook”) in Stony Brook, New York. Dr. Kovach devoted approximately 50% of his efforts to the Company, including research planning and management functions. Dr. Kovach’s contributions to the Company were made outside of his academic responsibilities at SUNY – Stony Brook. He directs, coordinates and manages the scientific and business development of the Company with the advice of the Company’s Board of Directors, the Scientific Advisory Committee, and, from time to time, various consultants with specific expertise.

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he will be devoting 100% of his time to the Company’s business activities from that date forward.

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

A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs. We are seeking to do so through our internal research programs. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for the following reasons:

●	the research methodology used may not be successful in identifying potential product candidates; however, the Company has identified two promising lead candidate compounds which have activity in animal models, one of which, LB-100, has completed a Phase 1 clinical trial; or

●	product candidates for drugs may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2016 consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern within one year of the date of the date that the consolidated financial statements are issued.

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

Our success depends on the continued availability and contributions of our founder and Chief Executive Officer, Dr. John S. Kovach. Dr. Kovach is 80 years old. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts, and would require that we hire a qualified replacement to fill the position of the Chief Executive Officer. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock”. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Our principal stockholder has significant influence over our company.

Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns 17.6% of our outstanding common stock (the Company’s only voting security currently issued and outstanding). As a result, Dr. Kovach possesses significant influence, giving him the practical ability, among other things, to elect all of the members of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control transaction, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$0.33	$0.15
Second Quarter	$0.35	$0.15
Third Quarter	$0.30	$0.16
Fourth Quarter	$0.70	$0.16

	High	Low
Year Ended December 31, 2016
First Quarter	$0.45	$0.12
Second Quarter	$0.23	$0.11
Third Quarter	$0.40	$0.20
Fourth Quarter	$0.20	$0.12

Holders

As of March 10, 2017, there were 51,875,814 shares of the Company’s common stock outstanding, held by approximately 84 stockholders of record, including 5,261,616 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various brokerage firms and clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2016, the most recently completed fiscal year.

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column 2)
	(1)	(2)	(3)
Equity Compensation Plans Approved by Security Holders	N/A	$ N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	8,600,000	$0.24	800,000	(1)

(1)	Represents shares available under the Company’s 2007 Stock Option Plan.

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Recent Developments

Dr. Kovach Time Commitment

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at State University of New York at Stony Brook, as a result of which he will be devoting 100% of his time to the Company’s business activities from that date forward.

Abstract on the Company’s Lead Clinical Compound, LB-100, a Protein Phosphatase 2A Inhibitor, in Combination with a PD-1 Inhibitor in an Animal Model, to be Presented at the American Association for Cancer Research Annual Meeting

An abstract of a poster entitled “Protein phosphatase 2A inhibition, with a novel small molecule inhibitor, LB-100, achieves durable immune-mediated antitumor activity when combined with PD-1 blockade in a preclinical model” has been accepted for presentation as a poster (abstract number LB-193) at the annual meeting of the American Association for Cancer Research in Washington, D.C. on April 4, 2017.

Sale of Common Stock

Effective February 24, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the purchaser purchased 4,000,000 shares of the Company’s common stock at a price of $0.25 per share for an aggregate purchase price of $1,000,000. The proceeds from the sale of the shares of common stock will be used for working capital and general corporate purposes principally in connection with the Company’s ongoing clinical trials.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock purchase warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued.

The Company’s auditors have also included explanatory language in their opinion that there is substantial doubt about the Company’s ability to continue as a going concern.

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

At December 31, 2016, the Company had cash of $199,929. On January 6, 2017, upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016), the Company received a refund of remaining advances made to or through Theradex Systems, Inc. of $181,510. Effective February 24, 2017, the Company sold 4,000,000 shares of common stock at $0.25 per share price for an aggregate purchase price of $1,000,000. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through at least December 2017.

The amount and timing of future cash requirements in 2018 and thereafter will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The adoption of ASU 2016-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations through December 31, 2016 for services paid to or through Theradex pursuant to this arrangement, which were first incurred in 2013, aggregated $2,127,550.

During the years ended December 31, 2016 and 2015, the Company incurred $427,429 and $970,729, respectively, of such clinical trial costs, representing approximately 33% and 46% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statement

Critical Accounting Policies and Estimates

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

The Company retained Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for managing and administering the Company’s Phase 1 clinical trial of LB-100. The costs of the Phase 1 clinical trial of LB-100 paid through Theradex were recorded and expensed based upon the documentation provided by the CRO.

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

Plan of Operation

General Overview of Plans

The Company’s original focus was the development of new treatments for the most common and most aggressive type of brain cancer of adults, glioblastoma multiforme (“GBM”), and the most common cancer of children, neuroblastoma. The Company has expanded the scope of its anti-cancer investigational activities to include the most common brain tumor of children, medulloblastoma, and also to several other types of more common cancers. This expansion of activity is based on documentation that each of two distinct types of drugs being developed by the Company has activity against cell lines of breast, colon, lung, prostate, pancreas, ovary, stomach and liver cancer, as well as against the major types of leukemia. LB-100 has now been shown to have activity in animal models of brain tumors of adults and children, and against melanomas and sarcomas. Studies in animal models of human melanoma, lymphoma, sarcoma, brain tumors, and the rare neuroendocrine cancer, pheochromocytoma, have demonstrated marked potentiation by LB-100 of the anti-tumor activity of the widely used standard chemotherapeutic drugs. These studies confirm that the LB-100 compounds, in combination with any of several standard anti-cancer drugs, have broad activity affecting many different cell types of cancer.

The Company’s focus has been to determine the safety and appropriate dose of LB-100 when used alone and in combination with widely used anti-cancer drugs in its Phase 1 clinical trial. A Phase 1 clinical trial of LB-100 alone given daily for 3 days every 3 weeks (one cycle) in patients with progressing advanced cancer has been completed. A total of 10 of 21 patients with evaluable (measurable) disease had stable disease for 4 or more cycles with some patients remaining stable for more than 10 cycles, including a patient with advanced pancreatic cancer who had objective regression of the cancer after 10 cycles, which lasted for a total of 14 cycles. The next steps in the development of LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials in which LB-100 is given alone and in others, in combination with a standard anti-cancer drug and/radiation whose effects have been shown to be enhanced by LB-100 in animal models. The Company’s Phase 1b/2 clinical trials will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

The Company has demonstrated that lead compounds of both series of drugs are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on new drug treatment was initiated in 2006 with the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) under a Cooperative Research and Development Agreement (“CRADA”) effective March 22, 2006. The research at NINDS was led by Dr. Zhengping Zhuang, an internationally recognized investigator in the molecular pathology of cancer. The initial focus of the CRADA was on the most common and uniformly fatal brain tumor of adults, GBM. The work at NIH was then extended to the most common brain tumor of children, medulloblastoma, and to the most common extracranial solid tumor of children, neuroblastoma. The CRADA was extended through a series of amendments and remained in effect until April 1, 2013, when it was terminated as scheduled.

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

Results of Operations

At December 31, 2016, the Company had not yet commenced any sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2016	2015

Licensing revenues	$—	$200,000

Costs and expenses:
General and administrative costs, including $95,139 and $99,901 to related parties for the years ended December 31, 2016 and 2015, respectively	833,782	754,440
Research and development costs, including $427,429 and $970,729 to Theradex for the years ended December 31, 2016 and 2015, respectively	1,301,133	2,091,973
Total costs and expenses	2,134,915	2,846,413
Loss from operations	(2,134,915)	(2,646,413)
Interest income	183	78
Fair value of warrant extensions	—	(34,016)
Fair value of warrant discount	—	(171,757)
Net loss	(2,134,732)	(2,852,108)
Dividend on Series A Convertible Preferred Stock	—	(2,000)
Net loss attributable to common stockholders	$(2,134,732)	$(2,854,108)

Net loss per common share – basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding – basic and diluted	47,875,814	46,793,502

Years Ended December 31, 2016 and 2015

Licensing Revenues. The Company did not have any licensing revenues for the year ended December 31, 2016. For the year ended December 31, 2015, revenue from licensing fees was $200,000, which consisted of a non-refundable milestone payment pursuant to a License Agreement with Taipei Medical University effective December 25, 2015. The $200,000 licensing fee was due within ninety days from the effective date and was fully earned on the December 25, 2015 effective date. The Company received the $200,000 payment on March 18, 2016.

General and Administrative. For year ended December 31, 2016, general and administrative costs were $833,782, which consisted of the fair value of stock options issued to directors and consultants of $109,264, consulting and professional fees of $540,511, insurance expense of $58,195, officer’s salary and related costs of $67,375, stock transfer fees of $12,250, filing fees of $6,892, travel and entertainment costs of $14,247, listing fees of $7,500 and other operating costs of $17,548.

For the year ended December 31, 2015, general and administrative costs were $754,440, which consisted of the fair value of stock options issued to directors and consultants of $161,715, consulting and professional fees of $414,545, insurance expense of $57,556, officer’s salary and related costs of $67,562, stock transfer fees of $10,028, filing fees of $8,721, travel and entertainment costs of $15,601, listing fees of $5,000 and other operating costs of $13,712.

General and administrative costs increased by $79,342 or 10.5% in 2016 as compared to 2015, primarily as a result of an increase of $125,966 in consulting and professional fees, partially offset be a decreased in stock-based compensation of $52,451. The increase in consulting and professional fees is principally due to one-time legal fees incurred in connection with the review of Company licenses.

A significant component of the fair value of stock options issued to directors and consultants of $109,264 for the year ended December 31, 2016 was $95,639 charged to operations for the fair value of stock options granted to two continuing directors, as well as stock options issued to a new director.

A significant component of the fair value of stock options issued to directors and consultants of $161,715 for the year ended December 31, 2015 was $74,901 charged to operations for the fair value of stock options to acquire 4,000,000 shares of the Company’s common stock that were issued to Gil Schwartzberg on January 28, 2014 for his continuing contributions to the Company’s financial strategy, which were fully amortized as of March 31, 2015. The fair value of stock options issued to directors and consultants for the year ended December 31, 2015 also included $76,750 charged to operations for the fair value of stock options issued to ProActive Capital Resources Group LLC.

Research and Development. For the year ended December 31, 2016, research and development costs were $1,301,133, which consisted of the vested portion of the fair value of common stock options and warrants of $177,895, patent costs of $431,127, and contractor costs of $692,111, including $427,429 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the year ended December 31, 2016 also include $264,682 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

The patient accrual goal was reached in April 2016 and the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

For the year ended December 31, 2015, research and development costs were $2,091,973, which consisted of the vested portion of the fair value of stock options of $387,982, patent costs of $565,594, and contractor costs of $1,138,397, including $970,729 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the year ended December 31, 2015 also include $167,668 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Research and development costs decreased by $790,840 or 37.8% in 2016 as compared to 2015, as a result of a decrease of $210,087 in stock based compensation, a decrease of $134,467 in patent costs, and a decrease of $446,286 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100.

A significant component of the fair value of stock options issued to directors and consultants of $177,895 for the year ended December 31, 2016 was $98,901 charged to operations for the fair value of immediately vesting stock options to acquire 500,000 shares of the Company’s common stock that were issued to Francis Johnson on September 12, 2016 for his on-going contributions to the Company.

A significant component of the fair value of common stock, and stock options and warrants, of $387,982 for the year ended December 31, 2015 consisted of $324,468 for the fair value of (i) 1,000,000 shares of fully-vested common stock and (ii) stock options and warrants to acquire 1,000,000 shares of the Company’s common stock, vesting over the next two years, which were issued to BioPharmaWorks on September 14, 2015.

The decrease of $446,286 in contractor costs is attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100.

Fair Value of Warrant Extensions. During the year ended December 31, 2015, the Company incurred an expense of $34,016 for the fair value of extending the expiration dates of warrants to acquire 2,928,800 shares of common stock from March 31, 2015 to April 15, 2015. During the year ended December 31, 2016, the Company did not incur any warrant extension costs.

Fair Value of Warrant Discount. During the year ended December 31, 2015, the Company incurred an expense of $171,757 for the fair value of discounts offered to warrant holders as an inducement for the early exercise of warrants to acquire 2,928,800 shares of common stock. The discounts ranged from $0.25 to $0.375 per share. The subsequent exercise of warrants resulted in the issuance of 1,050,000 shares of common stock and generated net proceeds to the Company of $315,000 in April 2015. During the year ended December 31, 2016, the Company did not incur any warrant discount costs.

Net Loss. For the year ended December 31, 2016, the Company incurred a net loss of $2,134,732, as compared to a net loss of $2,852,108 for the year ended December 31, 2015.

Dividends on Series A Convertible Preferred Stock. The Company did not recognize any dividends on its Series A Convertible Preferred Stock for the year ended December 31, 2016. For the year ended December 31, 2015, dividends accrued on the 175,000 shares of Series A Convertible Preferred Stock outstanding on December 31, 2015 were $2,000.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 2016, the Company incurred a net loss attributable to common stockholders of $2,134,732, as compared to a net loss attributable to common stockholders of $2,854,108 for the year ended December 31, 2015.

Liquidity and Capital Resources – December 31, 2016

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At December 31, 2016, the Company had working capital of $214,760 (including advances on research and development contract services of $183,490), as compared to working capital of $312,333 at December 31, 2015 (including a licensing fee receivable of $200,000 and advances on research and development contract services of $207,677), a decrease in working capital of $97,573 for the year ended December 31, 2016. The decrease in working capital during the year ended December 31, 2016 was primarily the result of amounts being utilized to fund the Company’s Phase 1 clinical trial and its ongoing operating expenses, including maintaining its patent portfolio, offset by the receipt of $1,750,000 of proceeds from the sale of additional shares of Series A Convertible Preferred Stock.

At December 31, 2016, the Company had cash of $199,929. On January 6, 2017, upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016), the Company received a refund of advances made to or through Theradex Systems, Inc. of $181,510. Effective February 24, 2017, the Company sold 4,000,000 shares of common stock at $0.25 per share price for an aggregate purchase price of $1,000,000. Accordingly, the Company believes that it has sufficient resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through at least December 2017.

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

Operating Activities. For the year ended December 31, 2016, operating activities utilized cash of $1,677,447, as compared to utilizing cash of $2,181,126 for the year ended December 31, 2015, to fund the Company’s Phase 1 clinical trial of LB-100, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining its patent portfolio.

Investing Activities. For the year ended December 31, 2016 and 2015, investing activities consisted of decreases in money market funds of $104,095 and $109,604, respectively, due to the liquidation of such funds and the transfer of such amounts to cash.

Financing Activities. For the year ended December 31, 2016, financing activities consisted of the receipt of $1,750,000 of proceeds from the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock at $10.00 per share in January 2016, less a dividend paid on the Company’s Series A Convertible Preferred Stock of $2,000. For the year ended December 31, 2015, financing activities consisted of $315,000 from the exercise of common stock warrants and $1,750,000 of proceeds received from the sale of 175,000 shares of the Company’s Series A Convertible Preferred Stock at $10.00 per share in March 2015, less costs of $12,608 associated with the sale of the Company’s Series A Convertible Preferred Stock.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the years ended December 31, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $25,000 during the years ended December 31, 2016 and 2015.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly cash fee of $1,500. The Company recorded a charge to operations pursuant to this agreement of $13,500 for the year ended December 31, 2015.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement is for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $100,000 and $35,000 during the years ended December 31, 2016, respectively. In November 2016, it was mutually agreed to suspended services and payments pursuant to this agreement for the period November 1, 2016 through March 31, 2017 after which the agreement will resume without extending its original term.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2016 aggregating $195,960, of which $59,056 is included in current liabilities in the Company’s consolidated balance sheet at December 31, 2016.

		Payments Due by Year
	Total	2017	2018	2019	2020	2021
Research and development contracts	$35,380	$35,380	$—	$—	$—	$—
Clinical trial agreements	89,580	89,580	—	—	—	—
Consulting agreements	71,000	71,000	—	—	—	—
Total	$195,960	$195,960	$—	$—	$—	$—

Off-Balance Sheet Arrangements

At December 31, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, consisting of its chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting as of December 31, 2016 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2016.

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

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or subsequent to the fourth quarter of the year ended December 31, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of the Company as of December 31, 2016. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

The Company’s directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	80	President, Chief Executive Officer, Chief Financial Officer and Director
Dr. Philip F. Palmedo	83	Director
Dr. Stephen J. Forman	68	Director

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

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he will be devoting 100% of his time to the Company’s business activities from that date forward.

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

Dr. Stephen J. Forman

Stephen J. Forman, M.D., is an internationally recognized expert in hematologic malignancies and bone marrow transplantation and is a leader in preclinical and clinical cancer research. He is co-editor of Thomas’ Hematopoietic Cell Transplantation, a definitive textbook for clinicians, scientists and health care professionals. Dr. Forman is the Francis and Kathleen McNamara Distinguished Chair in Hematology and Hematopoietic Cell Transplantation at the City of Hope Comprehensive Cancer Center, a position he has held since 1987.

In nearly 40 years at City of Hope, Dr. Forman has been instrumental in advancing the survival rates for patients suffering from cancers of the blood and immune system such as leukemia, lymphoma and myeloma.

As Director of the T Cell Immunotherapy Research Laboratory, his current research is focused on cancer immunotherapy, using the body’s own immune system to attack cancer. Pharmacological enhancement of patients’ immune responses to their cancers is of special interest to the Company as the enzyme target of its lead clinical compound, LB-100, has been reported recently to be critical to immune function. Much of Dr. Forman’s current work centers on T cells and their cancer-fighting potential.

SCIENTIFIC ADVISORY COMMITTEE

The Scientific Advisory Committee (the “Committee”) was established effective June 30, 2006 to advise management of the Company in three areas: human molecular pathology; the clinical management of human brain tumors; and medicinal chemistry. The Company’s objective is to meet with the Committee as a group annually, with some members participating via telephone conference. The Committee members have been apprised of the Company’s general objectives and several of the specific challenges and leads for developing improved therapies for human brain tumors. The Committee members have not provided specific advice thus far that has modified strategy, nor do such Committee members serve in any management capacity with the Company. The members of the Company’s Committee currently are:

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2016, except as follows: Dr. Kathleen P. Mullinex and Dr. Philip F. Palmedo did not file the required Statement of Changes in Beneficial Ownership reports on Form 4 with the Securities and Exchange Commission with respect to the grant of stock options to purchase 150,000 and 450,000 shares of common stock, respectively, effective April 25, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Option Grants in 2015 and 2016 - Named Executive Officer

None.

Aggregated Option Exercises in 2015 and 2016 Option Values at December 31, 2015 and at 2016 - Named Executive Officer

None.

Employment Agreements; Compensation

The Company has not entered into any employment agreements with management. Any future compensation arrangements are subject to the approval of the Board of Directors.

During the years ended December 31, 2015 and 2016, the Company did not have any full-time employees.

During the years ended December 31, 2015 and 2016, the Company paid Dr. John S. Kovach, the Company’s Chief Executive Officer and Chief Financial Officer, an annual salary of $60,000. During the years ended December 31, 2015 and 2016, Dr. Kovach devoted approximately 50% of his time to his academic commitments at SUNY – Stony Brook and approximately 50% of his time to the Company’s business activities.

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he will be devoting 100% of his time to the Company’s business activities from that date forward.

Dr. Kovach is not compensated separately for his service on the Company’s Board of Directors. Dr. Kovach is reimbursed for out-of-pocket expenses.

Consulting Agreements

See “ITEM 16. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE – Related Party Transactions” for disclosures with respect to consulting agreements involving directors and related parties.

Board of Director Compensation

Effective April 25, 2016, in connection with her continuing role as a member of the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted fully-vested stock options under the 2007 Plan to purchase 150,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $17,535 ($0.1169 per share), which was charged to operations on the date of grant. Effective November 22, 2016, Dr. Mullinix resigned as a Director of the Company. Consequently, pursuant to the stock option agreement, Dr. Mullinix has twelve months from November 22, 2016 to exercise her stock options to acquire 150,000 shares of the Company’s common stock.

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

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such shares (100,000 shares) vested on May 13, 2016 and the remaining one-half of such shares (100,000 shares) will vest on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The Company re-measures the non-vested options to fair value at the end of each reporting period. At December 31, 2016, the fair value of non-vested options was determined to be $36,439 which will be charged to operations through May 13, 2017. During the year ended December 31, 2016, the Company recorded a total charge to operations of $25,500, with respect to these stock options.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Philip F. Palmedo	2016	0	0	0	$52,604	0	0	0	0
Director	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Mel Sorensen	2014	0	0	0	0	0	0	0	0
Director (3)

Kathleen P. Mullinix	2016	0	0	0	$17,535	0	0	0	0
Director (4)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Stephen J. Forman	2016	0	0	0	$31,180	0	0	0	0
Director

(1)	Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

(3)	Dr. Sorensen resigned from the Company’s Board of Directors for personal reasons on April 16, 2014.

(4)	Dr. Mullinix resigned from the Company’s Board of Directors for personal reasons on November 22, 2016.

Scientific Advisory Committee Compensation

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, which vested 25,000 shares on June 24, 2014, 2015 and 2016, and 25,000 shares vesting on June 24, 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. At December 31, 2016, the fair value of non-vested options was determined to be $11,987 which will be charged to operations through June 24, 2017. During the years ended December 31, 2016 and 2015, the Company recorded a (credit) charge to operations of $(7,485) and $9,189, respectively, with respect to these stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 10, 2017, certain information regarding beneficial ownership of the Company’s common stock (the only class of the Company’s voting equity securities issued and outstanding) by (i) each person or entity who is known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, and (iii) all directors and executive officers of the Company as a group. As of March 10, 2017, there were 51,875,814 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 10, 2017 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Officers, Directors and 5% stockholders

Dr. John S. Kovach
248 Route 25A, No. 2
East Setauket, New York 11733	9,114,503		17.6%

Dr. Philip F. Palmedo
248 Route 25A, No. 2
East Setauket, New York 11733	1,516,020	(1)	2.9%

Dr. Stephen J. Forman
248 Route 25A, No. 2
East Setauket, New York 11733	122,500	(2)	0.2%

All officers and directors as a group (three persons)	10,753,023		20.5%

John and Barbara Kovach 2015 Trust
Eric J. Forman, Trustee
401 Park Avenue South, 10th Floor
New York, New York 10016	8,000,000	(3)	15.4%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Eric J. Forman
401 Park Avenue South, 10th Floor
New York, New York 10016	8,200,000	(4)	15.8%

Gil Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	9,069,539	(5)	16.4%

Dr. Debbie Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	6,774,845	(6)	12.6%

Dr. Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	9,225,000	(7)	16.4%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	3,650,000	(8)	7.0%

Lalit R. Bahl and Kavit K. Kinra
3 Pheasant Run
Setauket, New York 11733	4,000,000		7.7%

(1)       Consists of 1,000,000 shares of common stock owned by the Philip Palmedo Partnership, and 66,020 shares of common stock and stock options to purchase 450,000 shares of common stock owned by Dr. Philip Palmedo. Dr. Palmedo, as the general partner of the Philip Palmedo Partnership, has voting, dispositive and investment control with respect to the 1,000,000 shares of common stock owned by the partnership. All stock options are immediately exercisable or within 60 days.

(2)        Consists of 22.500 shares of common stock owned by Dr. Stephen Forman and stock options to purchase 100,000 shares of common stock which are immediately exercisable or within 60 days.

(3)       Includes 8,000,000 shares of common stock transferred by John Kovach and his wife, Barbara C.H. Kovach, as grantors, to the John and Barbara Kovach 2015 Trust, an irrevocable trust dated July 6, 2015. The primary beneficiaries of the trust are the two adult daughters of John and Barbara Kovach. Eric J. Forman is the trustee of the John and Barbara Kovach 2015 Trust.

(4)       Includes 100,000 shares of common stock owned by Eric J. Forman and stock options to purchase 100,000 shares of common stock. Eric Forman is the husband of Julie (Schwartzberg) Forman, the son-in-law of Gil and Debbie Schwartzberg, and the trustee of the John and Barbara Kovach 2015 Trust. Also includes 8,000,000 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Eric Forman, as trustee, has voting, dispositive and investment control. Excludes 1,120,000 shares of common stock and stock options to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the beneficiary, and as to which Eric Forman disclaims beneficial ownership or control. Also excludes 30,000 shares of common stock owned by the Julie Forman 2015 Trust, the beneficiary of which is Cole Forman, the son of Eric and Julie Forman, as to which David Sterling, as trustee, has voting, dispositive and investment control. All stock options are immediately exercisable or within 60 days.

(5)       Includes 1,806,356 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Gil Schwartzberg, as trustee, has voting, dispositive and investment control, and stock options to purchase 2,500,000 shares of common stock owned by Gil Schwartzberg. Also includes 855,068 shares of common stock owned by the Gil Schwartzberg IRA; 638,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control; 1,120,000 shares of common stock and stock options to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Gil Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and stock options to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Gil Schwartzberg is the co-trustee. Excludes 2,504,845 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, and stock options to purchase 1,000,000 shares of common stock owned directly by Debbie Schwartzberg, the wife of Gil Schwartzberg, as to which Gil Schwartzberg disclaims beneficial ownership or control. All stock options are immediately exercisable or within 60 days.

(6)       Includes 2,504,845 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, as to which Debbie Schwartzberg, as trustee, has voting, dispositive and investment control, and stock options to purchase 1,000,000 shares of common stock owned by Debbie Schwartzberg. Also includes 1,120,000 shares of common stock and stock options to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Debbie Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and stock options to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Debbie Schwartzberg is the co-trustee. Excludes 1,806,356 shares of common stock and stock options to purchase 2,500,000 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Debbie Schwartzberg, the wife of Gil Schwartzberg, disclaims beneficial ownership or control. Also excludes 855,068 shares of common stock owned by the Gil Schwartzberg IRA, and 638,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control. All stock options are immediately exercisable or within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)       Related Party Transactions

This section describes the material transactions that the Company as engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by the Company to be the beneficial owners of 5% or more of the Company’s common stock during the years ended December 31, 2015 and 2016.

The Company’s principal office facilities are being provided without charge by Dr. John S. Kovach, the Company’s President, Chief Executive Officer and Chief Financial Officer. Such costs were not material to the Company’s consolidated financial statements and accordingly, have not been reflected therein.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. For the years ended December 31, 2016 and 2015, the Company recognized a charge to operations of $25,000 as consulting and advisory fees pursuant to this Advisory Agreement, which were included in general and administrative costs in the Company’s consolidated statements of operations. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors.

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

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributable to the stock options that were fully vested on January 28, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from January 28, 2014 through January 28, 2015. During the year ended December 31, 2015, the Company recorded a charge to operations of $74,901 with respect to these stock options.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2016 and 2015. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg (a significant stockholder of and consultant to the Company), is Vice President of Morgan Stanley Wealth Management and has been involved with the Company’s investment in money market funds.

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

(b)       Director Independence

The Company considers Dr. Palmedo and Dr. Forman to be “independent directors”, as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.C. acted as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and 2016 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Weinberg & Company, P.C. for the years ended December 31, 2015 and 2016.

	Years Ended December 31,
	2015	2016
Audit Fees(1)	$66,571	$62,422
Audit-Related Fees(2)	—	—
Tax Fees(3)	11,160	10,507
All Other Fees(4)	—	—
Total	$77,731	$72,929

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under “Audit Fees”.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

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

Date: March 29, 2017		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ JOHN S. KOVACH
	Name:	John S. Kovach
	Title:	President, Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	President, Chief Executive Officer and Chief Financial Officer	March 29, 2017
John S. Kovach	Principal Financial and Accounting Officer and Director

/s/ PHILIP F. PALMEDO	Director	March 29, 2017
Philip F. Palmedo

/s/ STEPHEN J. FORMAN	Director	March 29, 2017
Stephen J. Forman

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock[8]
3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock.[12]
3.6	Bylaws.[2]
10.1	Cooperative Research and Development Agreement (CRADA) between the U.S. Department of Health and Human Services, as represented by National Institute of Neurological Disorders and Stroke of the National Institutes of Health and Lixte Inc., as amended.[4]
10.2	License Agreement dated as of September 19, 2008 between the Company and the United States Public Health Services.[5]
10.3	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010.[6]
10.4	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013.[7]
10.5	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013.[7]
10.6**	Advisory Agreement between Lixte Biotechnology Holdings, Inc. and Kathleen P. Mullinix dated January 1, 2014.[7]
10.7	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015.[9]
10.8	Form of First Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[9]
10.9	Form of Second Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[9]
10.10**	Advisory Agreement between Lixte Biotechnology Holdings, Inc. and Dr. Fritz Henn effective as of October 28, 2015.[10]
10.11**	Stock Option Agreement to purchase common stock issued to Dr. Fritz Henn dated October 28, 2015.[10]
10.12	Exclusive License Agreement between the Company and Taipei Medical University dated December 25, 2015.[11]
10.13	Form of Securities Purchase Agreement dated as of February 24, 2017 between the Company and Lalit Bahl.[12]
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Registration on Form SB-2, as filed with the Securities and Exchange Commission on March 13, 2007 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015, and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015, and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 10, 2015, and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 30, 2015, and incorporated herein by reference.

12	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2017, and incorporated herein by reference.

*	Filed herewith.

**	Each of these Exhibits constitutes a management contract, compensatory plan or other arrangement.

***	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to the Annual Report on Form 10-K shall be deemed “furnished” but not “filed”.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lixte Biotechnology Holdings, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 29, 2017

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$199,929	$25,281
Money market funds	—	104,095
License fee receivable	—	200,000
Advances on research and development contract services, including $181,510 and $185,392 made to or through Theradex at December 31, 2016 and 2015, respectively	183,490	207,677
Prepaid expenses and other current assets	49,992	60,922
Total current assets	433,411	597,975
Total assets	$433,411	$597,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$159,595	$159,076
Research and development contract liabilities, including $33,216 and $88,162 to Theradex at December 31, 2016 and 2015, respectively	59,056	124,566
Dividend payable on Series A Convertible Preferred Stock	—	2,000
Total current liabilities	218,651	285,642

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 350,000 shares and 175,000 shares authorized, issued and outstanding at December 31, 2016 and 2015, respectively; aggregate redemption values of $17,500,000 and $8,750,000 at December 31, 2016 and 2015, respectively; liquidation preference based on assumed conversion into common shares; 4,375,000 shares and 2,187,500 shares of common stock issuable upon conversion at December 31, 2016 and 2015, respectively	3,500,000	1,750,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 47,875,814 shares at December 31, 2016 and 2015	4,787	4,787
Additional paid-in capital	17,416,974	17,129,815
Accumulated deficit	(20,707,001)	(18,572,269)
Total stockholders’ equity	214,760	312,333
Total liabilities and stockholders’ equity	$433,411	$597,975

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Licensing revenues	$—	$200,000

Costs and expenses:
General and administrative costs, including $95,139 and $99,901 to related parties for the years ended December 31, 2016 and 2015, respectively	833,782	754,440
Research and development costs, including $427,429 and $970,729 to Theradex for the years ended December 31, 2016 and 2015, respectively	1,301,133	2,091,973
Total costs and expenses	2,134,915	2,846,413
Loss from operations	(2,134,915)	(2,646,413)
Interest income	183	78
Fair value of warrant extensions	—	(34,016)
Fair value of warrant discount	—	(171,757)
Net loss	(2,134,732)	(2,852,108)
Dividend on Series A Convertible Preferred Stock	—	(2,000)
Net loss attributable to common stockholders	$(2,134,732)	$(2,854,108)

Net loss per common share – basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding – basic and diluted	47,875,814	46,793,502

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2014	—	$—	45,483,097	$4,548	$15,979,475	$(15,718,161)	$265,862
Fair value of warrant extensions	—	—	—	—	34,016	—	34,016
Fair value of warrant discounts	—	—	—	—	171,757	—	171,757
Sale of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Costs incurred in connection with sale of Series A Convertible Preferred Stock	—	—	—	—	(12,608)	—	(12,608)
Exercise of warrants	—	—	1,050,000	105	314,895	—	315,000
Conversion of advances due to Chairman and major stockholder into common stock	—	—	92,717	9	92,708	—	92,717
Stock-based compensation expense	—	—	1,250,000	125	549,572	—	549,697
Dividend on Series A Convertible Preferred Stock	—	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	—	—	(2,852,108)	(2,852,108)
Balance, December 31, 2015	175,000	1,750,000	47,875,814	4,787	17,129,815	(18,572,269)	312,333
Sale of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Stock-based compensation expense	—	—	—	—	287,159	—	287,159
Net loss	—	—	—	—	—	(2,134,732)	(2,134,732)
Balance, December 31, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,416,974	$(20,707,001)	$214,760

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,134,732)	$(2,852,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	109,264	157,659
Research and development costs	177,895	392,038
Fair value of warrant -
Extensions	—	34,016
Discounts	—	171,757
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	200,000	(200,000)
Advances on research and development contract services	24,187	23,500
Prepaid expenses and other current assets	10,930	(10,910)
Increase (decrease) in -
Accounts payable and accrued expenses	519	36,542
Research and development contract liabilities	(65,510)	66,380
Net cash used in operating activities	(1,677,447)	(2,181,126)

Cash flows from investing activities:
Decrease in money market funds	104,095	109,604
Net cash provided by investing activities	104,095	109,604

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	1,750,000	1,750,000
Cash payments made for costs incurred in connection with sale of Series A Convertible Preferred Stock	—	(12,608)
Payment of accrued dividend on Series A Convertible Preferred Stock	(2,000)	—
Proceeds from exercise of warrants	—	315,000
Net cash provided by financing activities	1,748,000	2,052,392

Cash:
Net increase (decrease)	174,648	(19,130)
Balance at beginning of period	25,281	44,411
Balance at end of period	$199,929	$25,281

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of advances due to Chairman and major stockholder into common stock	$—	$92,717
Accrued dividend on Series A Convertible Preferred Stock	$—	$2,000

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

1. Organization and Basis of Presentation

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock purchase warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued.

The Company’s auditors have also included explanatory language in their opinion that there is substantial doubt about the Company’s ability to continue as a going concern.

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

At December 31, 2016, the Company had cash of $199,929. On January 6, 2017, upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016), the Company received a refund of remaining advances made to or through Theradex Systems, Inc. of $181,510. Effective February 24, 2017, the Company sold 4,000,000 shares of common stock at $0.25 per share price for an aggregate purchase price of $1,000,000. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through at least March 2018.

The amount and timing of future cash requirements in 2018 and thereafter will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely.

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

The Company retained Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for managing and administering the Company’s Phase 1 clinical trial of LB-100. The costs of the Phase 1 clinical trial of LB-100 that were paid through Theradex were recorded and expensed based upon the documentation provided by the CRO.

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

At December 31, 2016, the Company had remaining advances to or through Theradex aggregating $181,510, which were refunded to the Company on January 6, 2017, upon completion of the Company’s Phase 1 clinical trial of LB-100.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $431,126 and $565,594 for the years ended December 31, 2016 and 2015, respectively. Patent costs are included in research and development costs in the Company’s consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through December 31, 2016 for services paid to or through Theradex pursuant to this arrangement aggregated $2,127,550.

During the years ended December 31, 2016 and 2015, the Company incurred $427,429 and $970,729, respectively, of such clinical trial costs, representing approximately 33% and 46% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2016 and 2015 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statement of operations. The Company issues new shares of common stock to satisfy stock option exercises.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2016 and 2015.

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

At December 31, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2016	2015

Series A Convertible Preferred Stock	4,375,000	2,187,500
Common stock options	8,600,000	7,950,000
Total	12,975,000	10,137,500

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The adoption of ASU 2016-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. License Agreement

Effective December 25, 2015, the Company entered into a License Agreement (the “TMU License Agreement”) with Taipei Medical University (“TMU”), pursuant to which the Company granted to TMU an exclusive license of its lead anti-cancer compound LB-100 in the treatment of hepatocellular carcinoma (“HCC”) in Asia. Under the TMU License Agreement, TMU was to determine the effectiveness of LB-100 against HCC in clinical trials conducted in accordance with both Taiwan and United States regulatory requirements.

Under the TMU License Agreement, TMU was obligated to make non-refundable milestone payments to the Company of $200,000 within ninety days from the effective date of December 25, 2015, $50,000 upon the completion of the first Phase 1b/2 clinical trial, $150,000 upon the completion of the first Phase 3 clinical trial, and $200,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or a comparable non-United States regulatory authority. During the term of the TMU License Agreement, TMU was also required to pay earned royalties of 10% on cumulative net sales, and 10% to 15% on non-sale based sub-license income. A Phase 1b/2 clinical trial of LB-100 plus doxorubicin, to be managed and funded by TMU, was expected to commence during the first quarter of 2017.

The Company did not have any further performance obligations under the TMU License Agreement on the December 25, 2015 effective date. Accordingly, as the $200,000 licensing fee was fully earned on the December 25, 2015 effective date of the TMU License Agreement, the Company recorded such amount as licensing revenues and license fee receivable at December 31, 2015. The Company received the $200,000 milestone payment on March 18, 2016.

Effective as of December 25, 2016, the Company terminated the TMU License Agreement because of the failure of TMU to file with and obtain approval from the U.S. Food and Drug Administration of an investigational new drug application for treatment of Hepatocellular Carcinoma using the Company’s licensed technology by December 25, 2016.

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

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of December 31, 2016, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to this transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s Series A Convertible Preferred Stock at $10.00 per share for an aggregate purchase price of $1,750,000.

Effective January 21, 2016, the Company entered into a Securities Purchase Agreement with the holder of the Series A Convertible Preferred Stock previously sold on March 17, 2015, pursuant to which the Company sold an additional 175,000 shares of Series A Convertible Preferred Stock at $10.00 per share for an aggregate purchase price of $1,750,000.

Based on the Company’s net revenues of $200,000 for the year ended December 31, 2015, the Company recorded a dividend of $2,000 on the shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2015. The dividend was recorded as of December 31, 2015 and was presented as a current liability in the Company’s consolidated balance sheet at such date. The dividend was paid in cash on May 1, 2016.

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

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 7.

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

A summary of warrant activity for the year ended December 31, 2015, including warrants to purchase common stock that were previously issued in conjunction with the Company’s private placements, is presented below. At December 31, 2016 and 2015, there were no warrants outstanding or exercisable to purchase common stock. For presentation purposes, warrants that were extended are considered as outstanding for the entire period in which such extension occurs.

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Shares	Exercise Price	Life (in Years)

Warrants outstanding at December 31, 2014	2,928,000	$0.592
Issued	—	—
Exercised	(1,050,000)	0.300
Expired	(1,878,800)	0.294
Warrants outstanding at December 31, 2015	—	$—	—

Warrants exercisable at December 31, 2015	—	$—	—

5. Money Market Funds

Investments in money market funds at December 31, 2015 consisted of shares of Morgan Stanley New York Municipal Money Market Trust with a fair value of $104,095. The Company did not have any investments in money market funds at December 31, 2016.

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

Dr. Kovach was paid a salary of $60,000 for the years ended December 31, 2016 and 2015, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

The Company’s principal office facilities are being provided without charge by Dr. Kovach. Such costs were not material to the Company’s consolidated financial statements and, accordingly, have not been reflected therein.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2016 and 2015. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg (a significant stockholder of and consultant to the Company, as described at Note 7), is Vice President of Morgan Stanley Wealth Management and has been involved with the Company’s investment in money market funds as described at Note 5.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. For the years ended December 31, 2016 and 2015, the Company recognized a charge to operations of $25,000 as consulting and advisory fees pursuant to this Advisory Agreement, which were included in general and administrative costs in the Company’s consolidated statements of operations. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 7. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $109,264 and $74,901 for the years ended December 31, 2016 and 2015, respectively.

7. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors, through June 19, 2017. As of December 31, 2016, unexpired stock options for 1,500,000 shares were issued and outstanding under the 2007 Plan, and stock options for 1,000,000 were available for issuance under the 2007 Plan.

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

For stock options requiring an assessment of value during the year ended December 31, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.60% to 1.93%
Expected dividend yield	0%
Expected volatility	196.75% to 226.44%
Expected life	2.0 to 5.0 years

For stock options requiring an assessment of value during the year ended December 31, 2015, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.68% to 1.66%
Expected dividend yield	0%
Expected volatility	243.00%
Expected life	3.5 to 5.0 years

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019 and granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $596,400 ($0.15 per share) on January 28, 2014, of which $298,200 was attributable to the stock options that were fully vested on January 28, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from January 28, 2014 through January 28, 2015. During the year ended December 31, 2015, the Company recorded a charge to operations of $74,901 with respect to these stock options.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. At December 31, 2016, the fair value of non-vested options was determined to be $11,987 which will be charged to operations through June 24, 2017. During the years ended December 31, 2016 and 2015, the Company recorded a (credit) charge to operations of $(7,485) and $9,189, respectively, with respect to these stock options.

On October 7, 2014, the Company entered into an Advisory Agreement with Andrew Robell for consultation and advice with respect to identifying and assessing potential licensing and strategic opportunities through September 30, 2016. In connection with the agreement, the Company granted stock options to Mr. Robell to purchase 200,000 shares of the Company’s common stock, vesting 100,000 shares on October 7, 2014 and 100,000 shares on October 7, 2015, exercisable for a period of five years from the date of grant at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $20,000 ($0.10 per share), of which $10,000 was attributable to the stock options fully-vested on October 7, 2014 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from October 7, 2014 through October 7, 2015. During the year ended December 31, 2015, the Company recorded a charge to operations of $10,064, with respect to these stock options.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC (“ProActive”) for strategic advisory, investor relations and public relations services through October 6, 2015. In connection with the agreement, the Company agreed to pay ProActive a monthly fee of $1,500 in cash and agreed to issue to ProActive 250,000 shares of the Company’s common stock, vesting 125,000 shares upon execution of the agreement on October 7, 2014 and 125,000 shares on April 7, 2015. Additionally, the Company issued a stock option in the form of a warrant to ProActive to purchase 500,000 shares of the Company’s common stock, vesting upon execution of the agreement on October 7, 2014, and exercisable for a period of one year from the date of grant at $0.25 per share. The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $33,000 ($0.066 per share). The Company inadvertently neglected to timely record a charge to operations in 2014 of $45,500 with respect to this transaction, as well as to record a portion of the fair value of the remaining unvested 125,000 shares in 2014 (which had a fair value on the grant date of $12,500). The Company recorded a charge to operations for the aggregate fair value of these securities of $76,750 during the year ended December 31, 2015. Management performed an evaluation with respect to this matter and determined that this correction was not qualitatively or quantitatively material to the Company’s financial statements for the years ended December 31, 2014 or 2015, and thus determined that no restatement of such prior periods was necessary or appropriate under the circumstances.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 9. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant will vest on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measures the non-vested options to fair value at the end of each reporting period. At December 31, 2016, the fair value of non-vested options was determined to be $21,429 which will be charged to operations through September 14, 2017. During the years ended December 31, 2016 and 2015, the Company recorded a charge to operations of $70,155 and $324,468, respectively, with respect to these common shares and warrants.

On November 28, 2015, the Company entered into a two-year advisory agreement with Dr. Fritz Henn, M.D., Ph.D., for consultation and advice on the development of certain of the Company’s products for clinical neurological and neuropsychiatric applications. Dr. Henn is an internationally recognized investigative neuroscientist and psychiatrist. In connection with the advisory agreement, and as sole compensation, Dr. Henn was granted stock options to purchase 200,000 shares of the Company’s common stock, with 100,000 shares vesting on November 28, 2015, and 100,000 shares vesting on November 28, 2016. The stock options are exercisable for a period of five years from the grant date at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $103,360 ($0.5168 per share), of which $51,680 was attributable to the stock options fully-vested on November 28, 2015 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from November 28, 2015 through November 28, 2016. During the years ended December 31, 2016 and 2015, the Company recorded a charge to operations of $16,324 and $54,325, respectively, with respect to these stock options.

Effective April 25, 2016, in connection with her continuing role as a member of the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted fully-vested stock options under the 2007 Plan to purchase 150,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $17,535 ($0.1169 per share), which was charged to operations on the date of grant. Effective November 22, 2016, Dr. Mullinix resigned as a Director of the Company. Consequently, pursuant to the stock option agreement, Dr. Mullinix has twelve months from November 22, 2016 to exercise her stock options to acquire 150,000 shares of the Company’s common stock.

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

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such shares (100,000 shares) vested on May 13, 2016 and the remaining one-half of such shares (100,000 shares) will vest on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The Company re-measures the non-vested options to fair value at the end of each reporting period. At December 31, 2016, the fair value of non-vested options was determined to be $36,439 which will be charged to operations through May 13, 2017. During the year ended December 31, 2016, the Company recorded a total charge to operations of $25,500, with respect to these stock options.

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

Total stock-based compensation expense was $287,159 and $549,697 for the years ended December 31, 2016 and 2015, respectively.

A summary of stock option activity during the years ended December 31, 2016 and 2015 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2014	6,850,000	$0.582
Granted	1,700,000	1.015
Exercised	—	—
Expired	(600,000)	0.942
Stock options outstanding at December 31, 2015	7,950,000	0.697
Granted	1,400,000	0.156
Exercised	—	—
Expired	(750,000)	0.993
Stock options outstanding at December 31, 2016	8,600,000	$0.583	2.55

Stock options exercisable at December 31, 2015	6,800,000	$0.586
Stock options exercisable at December 31, 2016	7,975,000	$0.501	2.45

Total deferred compensation expense for the outstanding value of unvested stock options was $28,571 at December 31, 2016, which is being recognized subsequent to December 31, 2016 over a weighted-average period of approximately eight months.

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2016:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	600,000	600,000
$0.130	100,000	75,000
$0.150	100,000	100,000
$0.160	200,000	100,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,400,000
$0.650	700,000	700,000
$1.000	1,000,000	1,000,000
$2.000	500,000	—
	8,600,000	7,975,000

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2016 was approximately $12,800, based on a fair market value of $0.1401 per share on December 31, 2016.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2015 was approximately $31,300, based on a fair market value of $0.296 per share on December 31, 2015.

Outstanding options to acquire 625,000 shares of the Company’s common stock had not vested at December 31, 2016.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are summarized below.

	December 31,
	2016	2015
Start-up and organization costs	$35,000	$42,000
Research credits	261,000	181,000
Stock-based compensation	860,000	938,000
Net operating loss carryforwards	5,138,000	4,528,000
Total deferred tax assets	6,294,000	5,689,000
Valuation allowance	(6,294,000)	(5,689,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016 and 2015, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2016 and 2015 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015

U. S. federal statutory tax rate	(34.0)%	(34.0)%
Non-deductible fair value of warrant extensions	—%	0.4%
Non-deductible fair value of warrant discounts	—%	2.0%
Expirations related to stock-based compensation	7.6%	3.3%
Adjustment to deferred tax asset	2.3%	—%
Change in valuation allowance	24.1%	28.3%
Effective tax rate	0.0%	0.0%

At December 31, 2016, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $10,499,000 and $10,612,000, respectively, which, if not utilized earlier, expire through 2036.

9. Commitments and Contingencies

The Company is not currently subject to any pending or threatened legal actions or claims.

Significant agreements and contracts are summarized as follows:

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through December 31, 2016 for services paid to or through Theradex pursuant to this arrangement aggregated $2,127,550.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the years ended December 31, 2016 and 2015.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. The Company recognized a charge to operations of $25,000 during the years ended December 31, 2016 and 2015. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors.

On October 7, 2014, the Company entered into an agreement with ProActive Capital Resources Group LLC for strategic advisory, investor relations and public relations services through October 6, 2015. Among other things, the agreement provided for compensation in the form of a monthly cash fee of $1,500. The Company recorded a charge to operations pursuant to this agreement of $13,500 for the year ended December 31, 2015.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 8. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $100,000 and $35,000 during the years ended December 31, 2016 and 2015, respectively. The Company also recorded a charge to operations of $17,625 during the year ended December 31, 2015 for services rendered in 2015 before the Collaboration Agreement became effective. In November 2016, it was mutually agreed to suspended services and payments pursuant to this agreement for the period from November 1, 2016 through March 31, 2017, after which the agreement will resume without extending its original term.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2016 aggregating $195,960, of which $59,056 is included in current liabilities in the Company’s consolidated balance sheet at December 31, 2016.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$35,380	$35,380	$—	$—	$—	$—
Clinical trial agreements	89,580	89,580	—	—	—	—
Consulting agreements	71,000	71,000	—	—	—	—
Total	$195,960	$195,960	$—	$—	$—	$—

10. Subsequent Events

Refund of Remaining Advances to Theradex Systems, Inc.

On January 6, 2017, upon the administrative closure of the Phase 1 clinical trial of LB-100 (which was closed to further patient enrollment in April 2016), the Company received a refund of remaining advances made to or through Theradex Systems, Inc. of $181,510.

Dr. Kovach Time Commitment

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at State University of New York at Stony Brook, as a result of which he will be devoting 100% of his time to the Company’s business activities from that date forward.

Sale of Common Stock

Effective February 24, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the purchaser purchased 4,000,000 shares of the Company’s common stock at a price of $0.25 per share for an aggregate purchase price of $1,000,000. The proceeds from the sale of the shares of common stock will be used for working capital and general corporate purposes principally in connection with the Company’s ongoing clinical trials.

The shares issued to the investor were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act. Such securities may not be re-offered or sold in the United States in the absence of a registration statement or exemption from the registration requirements of the Act.

The following table sets forth the condensed consolidated balance sheet of the Company as of December 31, 2016 on an as reported basis and on an unaudited pro forma basis, after giving effect to the sale of 4,000,000 shares of the Company’s common stock at a price of $0.25 per share on February 24, 2017 for an aggregate purchase price of $1,000,000.

	Actual – As Reported	Pro Forma – As Adjusted
		(Unaudited)

ASSETS
Total current assets	$433,411	$1,433,411
Total assets	$433,411	$1,433,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$218,651	$218,651
Total liabilities	218,651	218,651

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 350,000 shares authorized, issued and outstanding; aggregate redemption value of $17,500,000; liquidation preference based on assumed conversion into common shares; 4,375,000 shares of common stock issuable upon conversion	3,500,000	3,500,000
Common stock, $0.0001 par value, authorized – 100,000,000 shares; issued and outstanding – 47,875,814 shares, as reported, and 51,875,814 shares, as adjusted	4,787	5,187
Additional paid-in capital	17,416,974	18,416,574
Accumulated deficit	(20,707,001)	(20,707,001)
Total stockholders’ equity	214,760	1,214,760
Total liabilities and stockholders’ equity	$433,411	$1,433,411

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC, noting no other items requiring disclosure.

