Form 10-Q
period 2017-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2017-05-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [  ] No [X]

As of May 1, 2017, the Company had 57,875,814 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash	$870,936	$199,929
Advances on research and development contract services, including $181,510 made to or through Theradex at December 31, 2016	—	183,490
Prepaid expenses and other current assets	49,630	49,992
Total current assets	920,566	433,411
Total assets	$920,566	$433,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$212,225	$159,595
Research and development contract liabilities, including $26,199 and $33,216 to Theradex at March 31, 2017 and December 31, 2016, respectively	42,234	59,056
Total current liabilities	254,459	218,651

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.0001 par value, $10.00 per share stated value, $50.00 per share redemption value; 350,000 shares authorized, issued and outstanding; aggregate redemption value of $17,500,000; liquidation preference based on assumed conversion into common shares; 4,375,000 shares of common stock issuable upon conversion	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 51,875,814 shares and 47,875,814 shares at March 31, 2017 and December 31, 2016, respectively	5,187	4,787
Additional paid-in capital	18,488,513	17,416,974
Accumulated deficit	(21,327,593)	(20,707,001)
Total stockholders’ equity	666,107	214,760
Total liabilities and stockholders’ equity	$920,566	$433,411

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $15,844 and $18,250 to related parties for the three months ended March 31, 2017 and 2016, respectively	317,749	152,057
Research and development costs, including $64,615 and $116,633 to Theradex for the three months ended March 31, 2017 and 2016, respectively	302,855	264,497
Total costs and expenses	620,604	416,554
Loss from operations	(620,604)	(416,554)
Interest income	12	11
Net loss	$(620,592)	$(416,543)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	49,431,370	47,875,814

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2017

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,416,974	$(20,707,001)	$214,760
Sale of common stock	—	—	4,000,000	400	999,600	—	1,000,000
Stock-based compensation expense	—	—	—	—	71,939	—	71,939
Net loss	—	—	—	—	—	(620,592)	(620,592)
Balance, March 31, 2017	350,000	$3,500,000	51,875,814	$5,187	$18,488,513	$(21,327,593)	$666,107

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(620,592)	$(416,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	3,844	—
Research and development costs	68,095	(30,370)
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	—	200,000
Advances on research and development contract services	183,490	7,279
Prepaid expenses and other current assets	362	6,776
Increase (decrease) in -
Accounts payable and accrued expenses	52,630	(75,673)
Research and development contract liabilities	(16,822)	(17,354)
Net cash used in operating activities	(328,993)	(325,885)

Cash flows from investing activities:
Increase in money market funds	—	(766,678)
Net cash used in investing activities	—	(766,678)

Cash flows from financing activities:
Proceeds from sale of common stock	1,000,000	—
Cash received from sale of Series A Convertible Preferred Stock	—	1,166,668
Net cash provided by financing activities	1,000,000	1,166,668

Cash:
Net increase	671,007	95,690
Balance at beginning of period	199,929	25,281
Balance at end of period	$870,936	$99,386

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Sale of Series A Convertible Preferred Stock under stock subscription	$—	$1,750,000

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

1. Organization and Basis of Presentation

The condensed consolidated financial statements of the Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2017, and the results of its operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements at such date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2017, the Company had cash of $870,936. Effective April 3, 2017, the Company sold 6,000,000 shares of common stock at $0.25 per share price for an aggregate purchase price of $1,500,000. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through at least June 30, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the accounting for potential liabilities, the assumptions utilized in valuing stock-based compensation issued for services, and the realization of deferred tax assets. Actual results could differ from those estimates.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $159,611 and $101,956 for the three months ended March 31, 2017 and 2016, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through May 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through March 31, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,192,165.

During the three months ended March 31, 2017 and 2016, the Company incurred $64,615 and $116,633, respectively, of such clinical trial costs, representing approximately 22% and 44% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2017 and December 31, 2016 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

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

At March 31, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2017	2016

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock options	8,600,000	7,950,000
Total	12,975,000	12,325,000

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of March 31, 2017, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity. Legal costs of $12,608 incurred with respect to the issuance of the Series A Convertible Preferred Stock on March 17, 2015 were charged directly to additional paid-in capital. The Company did not incur any material costs with respect to the sale of the Convertible Preferred Stock on January 21, 2016.

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

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

Common Stock Warrants

At March 31, 2017 and December 31, 2016, there were no warrants outstanding to purchase common stock.

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended March 31, 2017 and 2016, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

The Company’s principal office facilities are being provided without charge by Dr. Kovach. Such costs were not material to the Company’s condensed consolidated financial statements and, accordingly, have not been reflected therein.

On January 28, 2014, the Company approved a second amendment to the Company’s consulting agreement with Gil Schwartzberg, a significant stockholder of and consultant to the Company, dated September 12, 2007 to extend it for an additional four years to January 28, 2019.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended March 31, 2017 and 2016. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors. For the three months ended March 31, 2016, the Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement, which is included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $3,844 and $0 for the three months ended March 31, 2017 and 2016, respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors, through June 19, 2017. As of March 31, 2017, unexpired stock options for 1,700,000 shares were issued and outstanding under the 2007 Plan and stock options for 800,000 were available for issuance under the 2007 Plan.

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

For stock options requiring an assessment of value during the three months ended March 31, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18%
Expected dividend yield	0%
Expected volatility	311.11%
Expected life	1.7 to 3.5 years

For stock options requiring an assessment of value during the three months ended March 31, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.74% to 1.23%
Expected dividend yield	0%
Expected volatility	196.75%
Expected life	2.7 to 4.7 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. At March 31, 2017, the fair value of non-vested options was determined to be $784 which will be charged to operations through June 24, 2017. During the three months ended March 31, 2017 and 2016, the Company recorded a charge (credit) to operations of $12,138 and $(10,796), respectively, with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant will vest on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measures the non-vested options to fair value at the end of each reporting period. At March 31, 2017, the fair value of non-vested options was determined to be $28,271 which will be charged to operations through September 14, 2017. During the three months ended March 31, 2017 and 2016, the Company recorded a charge (credit) to operations of $55,957 and $(20,733), respectively, with respect to these common shares and warrants.

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

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such shares (100,000 shares) vested on May 13, 2016 and the remaining one-half of such shares (100,000 shares) will vest on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The Company re-measures the non-vested options to fair value at the end of each reporting period. At March 31, 2017, the fair value of non-vested options was determined to be $1,837 which will be charged to operations through May 13, 2017. During the three months ended March 31, 2017, the Company recorded a total charge to operations of $3,844 with respect to these stock options.

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

Total stock-based compensation expense (credit) was $71,939 and $(30,370) for the three months ended March 31, 2017 and 2016, respectively.

A summary of stock option activity during the three months ended March 31, 2017 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2016	8,600,000	$0.583
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at March 31, 2017	8,600,000	$0.583	2.30

Stock options exercisable at December 31, 2016	7,975,000	$0.501
Stock options exercisable at March 31, 2017	7,975,000	$0.501	2.20

Total deferred compensation expense for the outstanding value of unvested stock options was $31,522 at March 31, 2017, which is being recognized subsequent to March 31, 2017 over a weighted-average period of approximately five months.

The exercise prices of common stock options outstanding and exercisable are as follows at March 31, 2017:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	600,000	600,000
$0.130	100,000	75,000
$0.150	100,000	100,000
$0.160	200,000	100,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,400,000
$0.650	700,000	700,000
$1.000	1,000,000	1,000,000
$2.000	500,000	—
	8,600,000	7,975,000

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2017 was approximately $131,000, based on a fair market value of $0.2500 per share on March 31, 2017.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2016 was approximately $12,800, based on a fair market value of $0.1401 per share on December 31, 2016.

Outstanding options to acquire 625,000 shares of the Company’s common stock had not vested at March 31, 2017.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

The Company is not currently subject to any pending or threatened legal actions or claims.

Significant agreements and contracts are summarized as follows:

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through May 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through March 31, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,192,165.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2017 and 2016.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors. For the three months ended March 31, 2016, the Company recognized a charge to operations of $6,250 as consulting and advisory fees pursuant to this Advisory Agreement, which is included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $0 and $30,000 during the three months ended March 31, 2017 and 2016, respectively. In November 2016, it was mutually agreed to suspended services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2017 aggregating $120,761, of which $42,233 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2017. Amounts included in the 2017 column represent amounts due at March 31, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$35,813	$35,813	$—	$—	$—	$—
Clinical trial agreements	17,948	17,948	—	—	—	—
Consulting agreements	67,000	67,000	—	—	—	—
Total	$120,761	$120,761	$—	$—	$—	$—

8. Subsequent Events

Sale of Common Stock

Effective April 3, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the purchaser purchased 6,000,000 shares of the Company’s common stock at a price of $0.25 per share for an aggregate purchase price of $1,500,000. The proceeds from the sale of the shares of common stock will be used for working capital and general corporate purposes principally in connection with the Company’s ongoing clinical trials.

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

Recent Developments

National Cancer Institute Clinical Trial

In April 2017, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) for Intramural-Public Health Service Clinical Research with the National Cancer Institute (“NCI”). The goal of this research is to elucidate the pharmacologic profile of LB-100 in patients with recurrent glioblastoma, the most lethal form of brain tumors in adults. Under this CRADA, the NCI will conduct a ‘Phase 0’ clinical trial of LB-100 approved by the United States Food and Drug Administration (“FDA”). In a Phase 0 clinical trial only a known non-toxic dose of a drug is administered, in this case, a dose level of LB-100 that was shown to have no toxicity in the Company’s recently completed Phase 1 clinical trial. The data gained in the Phase 0 clinical trial, however, may assist in determining whether LB-100 merits consideration as a component of novel treatments for glioblastoma in future studies. This clinical trial will be funded by the NCI.

Abstract on the Company’s Lead Clinical Compound, LB-100, a Protein Phosphatase 2A Inhibitor, in Combination with a PD-1 Inhibitor in an Animal Model, Presented at the American Association for Cancer Research Annual Meeting 2017 in Washington, D.C. on April 4, 2017

The Company presented a late-breaking abstract entitled “Protein phosphatase 2A inhibition with a novel small molecule inhibitor, LB-100 achieves durable immune-mediated anti-tumor activity when combined with PD-1 blockade in a pre-clinical model” as a poster (abstract number LB-193) at the American Association for Cancer Research (“AACR”) Annual Meeting 2017 in Washington, D.C. on April 4, 2017. This research was done in collaboration with scientists at the National Institute of Neurological Disorders and Stroke at the National Institutes of Health.

The research showed that, in an animal model, the Company’s lead clinical compound, LB-100, has synergistic potential, in conjunction with immune checkpoint blockade, to support the investigation of its ability to enhance immunotherapy in the clinic. LB-100 is a novel, first-in-class, small molecule inhibitor of protein phosphatase 2A (PP2A) that recently completed a Phase 1 clinical trial in patients with advanced cancer.

Based on a number of published pre-clinical studies, the Company had expected that LB-100 would be therapeutically most useful when combined with cytotoxic anti-cancer drugs and x-ray. However, the new pre-clinical immunotherapy data presented at AACR raises the possibility that LB-100 also enhances the efficacy of so-called ‘immune checkpoint blockers’ — agents that allow the patients’ own immune system to attack their own cancers. If LB-100 potentiates the effectiveness of immunotherapy in the clinic, the scope of its potential applications in cancer treatment would be significantly increased.

Sale of Common Stock

Effective April 3, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the purchaser purchased 6,000,000 shares of the Company’s common stock at a price of $0.25 per share for an aggregate purchase price of $1,500,000. The proceeds from the sale of the shares of common stock will be used for working capital and general corporate purposes principally in connection with the Company’s ongoing clinical trials.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2017, the Company had cash of $870,936. Effective April 3, 2017, the Company sold 6,000,000 shares of common stock at $0.25 per share price for an aggregate purchase price of $1,500,000. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through at least June 30, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex Systems, Inc. (“Theradex”), the contract research organization (“CRO”) responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through May 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through March 31, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,192,165.

During the three months ended March 31, 2017 and 2016, the Company incurred $64,615 and $116,633, respectively, of such clinical trial costs, representing approximately 22% and 44% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company retained Theradex, an international CRO that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for managing and administering the Company’s Phase 1 clinical trial of LB-100. The costs of the Phase 1 clinical trial of LB-100 paid through Theradex were recorded and expensed based upon the documentation provided by the CRO.

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

Results of Operations

At March 31, 2017, the Company had not yet commenced any sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2017	2016

Revenues	$—	$—

Costs and expenses:
General and administrative costs	317,749	152,057
Research and development costs	302,855	264,497
Total costs and expenses	620,604	416,554
Loss from operations	(620,604)	(416,554)
Interest income	12	11
Net loss	$(620,592)	$(416,543)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	49,431,370	47,875,814

Three Months Ended March 31, 2017 and 2016

Revenues. The Company did not have any revenues for the three months ended March 31, 2017 and 2016.

General and Administrative. For the three months ended March 31, 2017, general and administrative costs were $317,749 which consisted of the fair value of stock options issued to directors and consultants of $3,844, consulting and professional fees of $259,508, insurance expense of $13,453, officer’s salary and related costs of $17,023, stock transfer fees of $2,338, conference fees of $6,922, filing fees of $5,299, travel and entertainment costs of $2,264, listing fees of $2,500 and other operating costs of $4,598.

For the three months ended March 31, 2016, general and administrative costs were $152,057, which consisted of consulting and professional fees of $104,553, insurance expense of $14,915, officer’s salary and related costs of $16,967, stock transfer fees of $2,937, filing fees of $5,598, travel and entertainment costs of $2,897, listing fees of $1,250 and other operating costs of $2,940.

General and administrative costs increased by $165,692 or 109.0% in 2017 as compared to 2016, primarily as a result of an increase of $154,955 in consulting and professional fees principally due to one-time legal fees incurred in connection with the review of Company licenses.

Research and Development. For the three months ended March 31, 2017, research and development costs were $302,855, which consisted of the vested portion of the fair value of common stock options and warrants of $68,095, patent costs of $159,611, and contractor costs of $75,149, including $64,615 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the three months ended March 31, 2017 also include $10,534 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

The patient accrual goal was reached in April 2016 and the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through May 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

For the three months ended March 31, 2016, research and development costs were $264,497, which consisted of a credit for the vested portion of the fair value of stock options of $30,370, patent costs of $101,956, and contractor costs of $192,911, including $116,633 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the three months ended March 31, 2016 also include $76,278 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Research and development costs increased by $38,358 or 14.5% in 2017 as compared to 2016, as a result of an increase of $98,465 in stock based compensation, an increase of $57,655 in patent costs, offset by a decrease of $117,762 in contractor costs, including a decrease of $52,018 attributable to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100, and a decrease of $65,744 in costs incurred with other vendors.

A significant component of the fair value of stock options issued to directors and consultants of $68,095 for the three months ended March 31, 2017 was $55,957 charged to operations for the amortization of vesting stock options to acquire 500,000 shares of the Company’s common stock that were issued to BioPharmaWorks on September 14, 2015.

The credit for the vested portion of the fair value of common stock options and warrants of $30,370 for the three months ended March 31, 2016 was primarily attributable to a decline in the Company’s stock price from December 31, 2015 to March 31, 2016.

Net Loss. For the three months ended March 31, 2017, the Company incurred a net loss of $620,592, as compared to a net loss of $416,543 for the three months ended March 31, 2016.

Liquidity and Capital Resources – March 31, 2017

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At March 31, 2017, the Company had working capital of $666,107, as compared to working capital of $214,760 at December 31, 2016 (including advances on research and development contract services of $183,490), an increase in working capital of $451,347 for the three months ended March 31, 2017. The increase in working capital during the three months ended March 31, 2017 was primarily the result of proceeds from the sale of the Company’s common stock in the amount of $1,000,000, offset by amounts being utilized to fund the Company’s Phase 1 clinical trial and its ongoing operating expenses, including maintaining its patent portfolio.

At March 31, 2017, the Company had cash of $870,936. Effective April 3, 2017, the Company sold 6,000,000 shares of common stock at $0.25 per share price for an aggregate purchase price of $1,500,000. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through at least June 30, 2018.

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

Operating Activities. For the three months ended March 31, 2017, operating activities utilized cash of $328,993, as compared to utilizing cash of $325,885 for the three months ended March 31, 2016, to fund the Company’s Phase 1 clinical trial of LB-100, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining its patent portfolio.

Investing Activities. For the three months ended March 31, 2017, the Company had no investing activities. For the three months ended March 31, 2016, investing activities consisted of an increase in money market funds of $766,678 as a result of the sale of shares of the Company’s Series A Convertible Preferred Stock during January 2016, and a commensurate decrease in cash.

Financing Activities. For the three months ended March 31, 2017, financing activities consisted of the receipt of $1,000,000 of proceeds from the sale of 4,000,000 shares of the Company’s common stock at $0.25 per share in January 2017. For the three months ended March 31, 2016, financing activities consisted of the receipt of subscription payments totaling $1,166,668 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock at an aggregate purchase price of $1,750,000.

Principal Commitments

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company estimates that it will continue to incur costs through May 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2017 and 2016.

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

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services include, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded a charge to operations pursuant to this Collaboration Agreement of $0 and $30,000 during the three months ended March 31, 2017 and 2016, respectively. In November 2016, it was mutually agreed to suspended services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2017 aggregating $120,761, of which $42,233 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2017. Amounts included in the 2017 column represent amounts due at March 31, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$35,813	$35,813	$—	$—	$—	$—
Clinical trial agreements	17,948	17,948	—	—	—	—
Consulting agreements	67,000	67,000	—	—	—	—
Total	$120,761	$120,761	$—	$—	$—	$—

Off-Balance Sheet Arrangements

At March 31, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 29, 2017 (the “2016 Form 10-K”). The Risk Factors set forth in the 2016 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2016 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 10, 2017	By:	/s/ JOHN S. KOVACH
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

