Form 10-Q
period 2017-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2017-08-04
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 1, 2017, the Company had 57,875,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash	$2,032,499	$199,929
Advances on research and development contract services, including $181,510 made to or through Theradex at December 31, 2016	2,161	183,490
Prepaid expenses and other current assets	30,273	49,992
Total current assets	2,064,933	433,411
Total assets	$2,064,933	$433,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$201,093	$159,595
Research and development contract liabilities, including $33,216 to Theradex at December 31, 2016	40,715	59,056
Total current liabilities	241,808	218,651

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized - 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share redemption value; aggregate redemption value - $17,500,000; liquidation preference based on assumed conversion into common shares - 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 57,875,814 shares and 47,875,814 shares at June 30, 2017 and December 31, 2016, respectively	5,787	4,787
Additional paid-in capital	19,937,715	17,416,974
Accumulated deficit	(21,620,377)	(20,707,001)
Total stockholders’ equity	1,823,125	214,760
Total liabilities and stockholders’ equity	$2,064,933	$433,411

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $13,847 and $119,654 to related parties for the three months ended June 30, 2017 and 2016, respectively, and $29,691 and $137,904 to related parties for the six months ended June 30, 2017 and 2016, respectively	155,567	238,070	473,316	390,127
Research and development costs, including $0 and $93,293 to Theradex for the three months ended June 30, 2017 and 2016, respectively, and $64,615 and $209,926 to Theradex for the six months ended June 30, 2017 and 2016, respectively	137,369	316,947	440,224	581,444
Total costs and expenses	292,936	555,017	913,540	971,571
Loss from operations	(292,936)	(555,017)	(913,540)	(971,571)
Interest income	152	21	164	32
Net loss	$(292,784)	$(554,996)	$(913,376)	$(971,539)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	57,678,012	47,875,814	53,577,471	47,875,814

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2017

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,416,974	$(20,707,001)	$214,760
Sale of common stock	—	—	10,000,000	1,000	2,499,000	—	2,500,000
Stock-based compensation expense	—	—	—	—	21,741	—	21,741
Net loss	—	—	—	—	—	(913,376)	(913,376)
Balance, June 30, 2017	350,000	$3,500,000	57,875,814	$5,787	$19,937,715	$(21,620,377)	$1,823,125

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(913,376)	$(971,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	5,681	101,404
Research and development costs	16,060	46,921
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	—	200,000
Advances on research and development contract services	181,329	10,506
Prepaid expenses and other current assets	19,719	29,322
Increase (decrease) in -
Accounts payable and accrued expenses	41,498	(81,570)
Research and development contract liabilities	(18,341)	(62,517)
Net cash used in operating activities	(667,430)	(727,473)

Cash flows from investing activities:
Increase in money market funds	—	(950,032)
Net cash used in investing activities	—	(950,032)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	—	1,750,000
Payment of dividends payable on Series A Convertible Preferred Stock		(2,000)
Proceeds from sale of common stock	2,500,000	—
Net cash provided by financing activities	2,500,000	1,748,000

Cash:
Net increase	1,832,570	70,495
Balance at beginning of period	199,929	25,281
Balance at end of period	$2,032,499	$95,776

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Sale of Series A Convertible Preferred Stock under stock subscription	$—	$1,750,000

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2017 and 2016

1. Organization and Basis of Presentation

The condensed consolidated financial statements of the Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at June 30, 2017, and for the three months and six months ended June 30, 2017 and 2016, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2017, and the results of its operations for the three months and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements at such date.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2017, the Company had cash of $2,032,499. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through approximately June 30, 2018.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $122,810 and $96,127 for the three months ended June 30, 2017 and 2016, respectively, and $282,421 and $198,083 for the six months ended June 30, 2017 and 2016, respectively. Patent costs are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through June 30, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,192,165.

During the three months ended June 30, 2017 and 2016, the Company incurred $0 and $93,293, respectively, of such clinical trial costs, representing approximately 0% and 29% of research and development costs for such periods. During the six months ended June 30, 2017 and 2016, the Company incurred $64,615 and $209,926, respectively, of such clinical trial costs, representing approximately 15% and 36% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2017 and December 31, 2016 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and six months ended June 30, 2017 and 2016.

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

At June 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2017	2016

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock options	8,600,000	8,600,000
Total	12,975,000	12,975,000

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).  ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock.  As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities.  A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward.   For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.  For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.  ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach.  The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of June 30, 2017, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

Common Stock Warrants

At June 30, 2017 and December 31, 2016, there were no warrants outstanding to purchase common stock.

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended June 30, 2017 and 2016, and $30,000 for the six months ended June 30, 2017 and 2016, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended June 30, 2017 and 2016, and $24,000 for the six months ended June 30, 2017 and 2016. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors. For the three months and six months ended June 30, 2016, the Company recognized charges to operations of $6,250 and $12,500, respectively, as consulting and advisory fees pursuant to this Advisory Agreement, which is included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $1,837 and $101,404 for the three months ended June 30, 2017 and 2016, respectively. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $5,681 and $101,404 for the six months ended June 30, 2017 and 2016, respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of June 30, 2017, unexpired stock options for 1,700,000 shares were issued and outstanding under the 2007 Plan.

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

For stock options requiring an assessment of value during the six months ended June 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18% to 1.53%
Expected dividend yield	0%
Expected volatility	308.51 to 311.11%
Expected life	1.5 to 3.5 years

For stock options requiring an assessment of value during the six months ended June 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.60% to 1.23%
Expected dividend yield	0%
Expected volatility	196.75% to 198.43%
Expected life	2.5 to 5.0 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. The unvested portion of the fair value of the stock options was charged to operations ratably from December 24, 2013 through June 24, 2017. During the three months ended June 30, 2017 and 2016, the Company recorded a charge (credit) to operations of $(9,646) and $6,254, respectively, with respect to these stock options. During the six months ended June 30, 2017 and 2016, the Company recorded a charge (credit) to operations of $2,492 and $(4,542), respectively, with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant will vest on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measures the non-vested options to fair value at the end of each reporting period. At June 30, 2017, the fair value of non-vested options was determined to be $6,160 which will be charged to operations through September 14, 2017. During the three months ended June 30, 2017 and 2016, the Company recorded a charge (credit) to operations of $(42,389) and $63,757, respectively, with respect to these common shares and warrants. During the six months ended June 30, 2017 and 2016, the Company recorded a charge to operations of $13,568 and $43,024, respectively, with respect to these common shares and warrants.

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

Effective April 25, 2016, in connection with her continuing role as a member of the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted fully-vested stock options under the 2007 Plan to purchase 150,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $17,535 ($0.1169 per share), which was charged to operations on the date of grant. Effective November 22, 2016, Dr. Mullinix resigned as a Director of the Company. Consequently, pursuant to the stock option agreement, Dr. Mullinix had twelve months from November 22, 2016 to exercise her stock options to acquire 150,000 shares of the Company’s common stock. On July 6, 2017, Dr. Mullinix exercised her option in full by making an $18,000 cash payment to the Company.

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

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock option (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock option (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the three months ended June 30, 2017 and 2016, the Company recorded a total charge to operations of $1,837 and 17,640, respectively, with respect to these stock options. During the six months ended June 30, 2017 and 2016, the Company recorded a total charge to operations of $5,681 and 17,640, respectively, with respect to these stock options.

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

Total stock-based compensation expense (credit) was $(50,198) and $178,695 for the three months ended June 30, 2017 and 2016, respectively. Total stock-based compensation expense was $21,741 and $148,325 for the six months ended June 30, 2017 and 2016, respectively.

A summary of stock option activity during the six months ended June 30, 2017 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2016	8,600,000	$0.583
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at June 30, 2017	8,600,000	$0.583	2.05

Stock options exercisable at December 31, 2016	7,975,000	$0.501
Stock options exercisable at June 30, 2017	8,100,000	$0.495	1.98

Total deferred compensation expense for the outstanding value of unvested stock options was $6,160 at June 30, 2017, which is being recognized subsequent to June 30, 2017 over a weighted-average period of approximately three months.

The exercise prices of common stock options outstanding and exercisable are as follows at June 30, 2017:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	600,000	600,000
$0.130	100,000	100,000
$0.150	100,000	100,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,400,000
$0.650	700,000	700,000
$1.000	1,000,000	1,000,000
$2.000	500,000	—
	8,600,000	8,100,000

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2017 was approximately $600, based on a fair market value of $0.1210 per share on June 30, 2017.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2016 was approximately $12,800, based on a fair market value of $0.1401 per share on December 31, 2016.

Outstanding options to acquire 500,000 shares of the Company’s common stock had not vested at June 30, 2017.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

The Company is not currently subject to any pending or threatened legal actions or claims.

Significant agreements and contracts are summarized as follows:

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years. The Surgical Neurology Branch of NINDS, NIH will conduct research characterizing a variety of compounds proprietary to the Company, and will examine the compounds’ potential for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and implies no endorsement of the material on the part of either party. Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADA did not generate any incremental cost to the Company.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funds in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017. The second installment of $50,000 is due on the June 14, 2018 anniversary date of the amendment.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through June 30, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,192,165.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2017 and 2016, and $8,000 during the six months ended June 30, 2017 and 2016.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017.The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 during the three months ended June 30, 2017 and 2016, respectively, and $30,000 and $60,000 during the six months ended June 30, 2017 and 2016, respectively

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2017 aggregating $174,518, of which $25,094 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2017. Amounts included in the 2017 column represent amounts due at June 30, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$131,518	$81,518	$50,000	$—	$—	$—
Consulting agreements	43,000	43,000	—	—	—	—
Total	$174,518	$124,518	$50,000	$—	$—	$—

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2017, the Company had cash of $2,032,499. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through approximately June 30, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through June 30, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,192,165.

During the three months ended June 30, 2017 and 2016, the Company incurred $0 and $93,293, respectively, of such clinical trial costs, representing approximately 0% and 29% of research and development costs for such periods. During the six months ended June 30, 2017 and 2016, the Company incurred $64,615 and $209,926, respectively, of such clinical trial costs, representing approximately 15% and 36% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company’s focus has been to determine the safety and appropriate dose of LB-100 in cancer patients. An initial Phase 1 clinical trial of LB-100 alone given daily for 3 days every 3 weeks (one cycle) in patients with progressing advanced cancer has been completed. A total of 10 of 21 patients with evaluable (measurable) disease had stable disease without significant toxicity for 4 or more cycles, with some patients remaining stable for more than 10 cycles, including one patient with advanced pancreatic cancer who had objective regression of the cancer after 10 cycles, which lasted for a total of 14 cycles.

The next steps in the development of LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials in patients with cancers that have genetic abnormalities that would be expected to render such cancers vulnerable to treatment with LB-100 alone, and separately, in patients with cancers for which the benefit of standard cancer regimens is expected on the basis of preclinical studies to be enhanced by the addition of LB-100. These two types of Phase 1b/2 clinical trials will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

Operating Plans

The Company’s primary focus is on developing new treatments for human cancers for which better therapies are urgently needed. The scope of potential applications of the Company’s products has expanded to other common non-malignant diseases, including vascular diseases (heart attacks and stroke), diabetes, genetic diseases, such as Gaucher’s disease, and recently to depression and potentially post-traumatic stress syndrome. This has occurred because the targets selected by the Company have multiple functions in the cell, which, when altered, result in different disorders that may benefit by treatment from the Company’s products.

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

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years. The Surgical Neurology Branch of NINDS, NIH will conduct research characterizing a variety of compounds proprietary to the Company, and will examine the compounds’ potential for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and implies no endorsement of the material on the part of either party. Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADA did not generate any incremental cost to the Company.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA pursuant to which the Company agreed to provide funds in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017. The second installment of $50,000 is due on the June 14, 2017 anniversary date of the amendment.

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

Results of Operations

At June 30, 2017, the Company had not yet commenced any sustainable revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2016	2016	2015

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	155,567	238,070	473,316	390,127
Research and development costs	137,369	316,947	440,224	581,444
Total costs and expenses	292,936	555,017	913,540	971,571
Loss from operations	(292,936)	(555,017)	(913,540)	(971,571)
Interest income	152	21	164	32
Net loss	$(292,784)	$(554,996)	$(913,376)	$(971,539)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	57,678,012	47,875,814	53,577,471	47,875,814

Three Months Ended June 30, 2017 and 2016

Licensing Revenues. The Company did not have any licensing revenues for the three months ended June 30, 2017 and 2016.

General and Administrative. For the three months ended June 30, 2017, general and administrative costs were $155,567, which consisted of the fair value of stock options issued to directors and consultants of $1,837, consulting and professional fees of $108,351, insurance expense of $13,453, officer’s salary and related costs of $16,748, stock transfer fees of $2,934, filing fees of $1,294, travel and entertainment costs of $7,385, and other operating costs of $3,565.

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

General and administrative costs decreased by $82,503 or 34.7% in 2017 as compared to 2016, primarily as a result of a decrease of $99,567 in stock-based compensation, offset by an increase in consulting and professional fees of $19,010.

The decrease in the fair value of stock options issued to directors and consultants of $99,567 for the three months ended June 30, 2017 was due primarily to a charge to operations of $87,779 for the fair value of fully-vested stock options granted to two continuing directors and a new director during the three months ended June 30, 2016, which did not occur during the three months ended June 30, 2017. The increase in consulting and professional fees was principally due to legal fees incurred in connection with increased efforts by the Company to commercially exploit its proprietary compounds.

Research and Development. For the three months ended June 30, 2017, research and development costs were $137,369, which consisted of a credit for the vested portion of the fair value of common stock options and warrants of $(52,035), patent costs of $122,810, and contractor costs of $66,594 incurred primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs with Theradex through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100. Accordingly, no additional costs were incurred with Theradex in connection with the Phase 1 clinical trial of LB-100 during the three months ended June 30, 2017.

For the three months ended June 30, 2016, research and development costs were $316,947, which consisted of the vested portion of the fair value of common stock options and warrants of $77,291, patent costs of $96,127, and contractor costs of $143,529, including $92,553 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the three months ended June 30, 2016 also included $50,976 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Research and development costs decreased by $179,578 or 56.7% in 2017 as compared to 2016, primarily as a result of a decrease of $129,326 for the vested portion of the fair value of stock options, a decrease of $76,935 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100, offset by an increase of $26,683 in patent costs incurred to maintain the Company’s patent portfolio.

The decrease of $129,326 for the vested portion of the fair value of stock options was due primarily to the amortization during the three months ended June 30, 2016 of vesting stock options in the amount of $55,957 that were issued to BioPharmaWorks on September 14, 2015, which did not occur during the three months ended June 30, 2017. During the three months ended June 30, 2017, the Company also recorded a credit of $52,035 for the vested portion of the fair value of common stock options and warrants, which was primarily attributable to a decline in the Company’s stock price from March 31, 2017 to June 30, 2017.

Interest Income. For the three months ended June 30, 2017, the Company had interest income of $152, as compared to $21 for the three months ended June 30, 2016.

Net Loss. For the three months ended June 30, 2017, the Company incurred a net loss of $292,784, as compared to a net loss of $554,996 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Licensing Revenues. The Company did not have any licensing revenues for the six months ended June 30, 2017 and 2016.

General and Administrative. For the six months ended June 30, 2017, general and administrative costs were $473,316, which consisted of the fair value of stock options issued to directors and consultants of $5,681, consulting and professional fees of $367,859, insurance expense of $26,905, officer’s salary and related costs of $33,771, stock transfer fees of $5,273, conference fees of $6,577, filing fees of $6,593, travel and entertainment costs of $9,648, listing fees of $5,000, and other operating costs of $6,009.

For the six months ended June 30, 2016, general and administrative costs were $390,127, which consisted of the fair value of stock options issued to directors and consultants of $101,404, consulting and professional fees of $193,894, insurance expense of $29,961, officer’s salary and related costs of $33,734, stock transfer fees of $4,604, filing fees of $6,892, travel and entertainment costs of $12,061, listing fees of $2,500, and other operating costs of $5,077.

General and administrative costs increased by $83,189 or 21.3% in 2017 as compared to 2016, primarily as a result of an increase of $173,965 in consulting and professional fees, offset be a decrease of $95,723 in the fair value of stock options issued to directors and consultants.

The decrease in the fair value of stock options issued to directors and consultants of $95,723 for the six months ended June 30, 2017 was due primarily to a charge to operations of $87,779 for the fair value of fully-vested stock options granted to two continuing directors and a new director during the six months ended June 30, 2016, which did not occur in the three months ended June 30, 2017. The increase in consulting and professional fees was principally due to legal fees incurred in connection with increased efforts by the Company to commercially exploit its proprietary compounds.

Research and Development. For the six months ended June 30, 2017, research and development costs were $440,224, which consisted of the vested portion of the fair value of common stock options and warrants of $16,060, patent costs of $282,421, and contractor costs of $141,743, including $64,615 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the six months ended June 30, 2017 also include $77,128 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs with Theradex through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

For the six months ended June 30, 2016, research and development costs were $581,444, which consisted of the vested portion of the fair value of stock options of $46,921, patent costs of $198,083, and contractor costs of $336,440, including $209,926 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $141,220 or 24.3% in 2017 as compared to 2016, primarily as a result of a decrease of $194,697 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100, a decrease in the vested portion of the fair value of common stock options and warrants of $30,861, offset by an increase patent costs of $84,338.

Net Loss. For the six months ended June 30, 2017, the Company incurred a net loss of $913,376, as compared to a net loss of $971,539 for the six months ended June 30, 2016.

Liquidity and Capital Resources – June 30, 2017

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any sustainable revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At June 30, 2017, the Company had working capital of $1,823,125, as compared to working capital of $214,760 at December 31, 2016 (including advances on research and development contract services of $183,490), an increase in working capital of $1,608,365 for the six months ended June 30, 2017. The increase in working capital during the six months ended June 30, 2017 was primarily the result of proceeds from the sale of shares of the Company’s common stock aggregating $2,500,000, offset by amounts being utilized to fund the Company’s research and development activities and its ongoing operating expenses, including maintaining its patent portfolio.

At June 30, 2017, the Company had cash of $2,032,499. Accordingly, the Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio, through approximately June 30, 2018.

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

Operating Activities. For the six months ended June 30, 2017, operating activities utilized cash of $667,430, as compared to utilizing cash of $727,473 for the six months ended June 30, 2016, to fund the Company’s Phase 1 clinical trial of LB-100, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining its patent portfolio.

Investing Activities. For the six months ended June 30, 2017, the Company had no investing activities. For the six months ended June 30, 2016, investing activities consisted of an increase in money market funds of $950,032 as a result of the sale of shares of the Company’s Series A Convertible Preferred Stock during January 2016, and a commensurate decrease in cash.

Financing Activities. For the six months ended June 30, 2017, financing activities consisted of the receipt of $1,000,000 and $1,500,000 of proceeds from the sale of 4,000,000 shares and 6,000,000 shares of the Company’s common stock at $0.25 per share in closings occurring in January 2017 and April 2017, respectively. For the six months ended June 30, 2016, financing activities consisted of the receipt of subscription payments totaling $1,750,000 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of $1,750,000, less a dividend paid on the Company’s Series A Convertible Preferred Stock of $2,000.

Principal Commitments

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years. The Surgical Neurology Branch of NINDS, NIH will conduct research characterizing a variety of compounds proprietary to the Company, and will examine the compounds’ potential for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and implies no endorsement of the material on the part of either party. Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADAdid not generate any incremental cost to the Company.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funds in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017. The second installment of $50,000 is due on the June 14, 2018 anniversary date of the amendment.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs through March 2017 to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Phase 1 clinical trial was estimated to cost a total of approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through June 30, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,192,165.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2017 and 2016, and $8,000 during the six months ended June 30, 2017 and 2016.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspended services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017.The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 during the three months ended June 30, 2017 and 2016, respectively, and $30,000 and $60,000 during the six months ended June 30, 2017 and 2016, respectively

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2017 aggregating $174,518, of which $25,094 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2017. Amounts included in the 2017 column represent amounts due at June 30, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$131,518	$81,518	$50,000	$—	$—	$—
Consulting agreements	43,000	43,000	—	—	—	—
Total	$174,518	$124,518	$50,000	$—	$—	$—

Off-Balance Sheet Arrangements

At June 30, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the U. S. Securities and Exchange Commission on March 29, 2017 (the “2016 Form 10-K”). The Risk Factors set forth in the 2016 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2016 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 3, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the investor purchased 6,000,000 shares of the Company’s common stock at a price of $0.25 per share for an aggregate purchase price of $1,500,000. The proceeds from the sale of the shares of common stock will be used to fund the Company’s ongoing business activities, including maintaining its clinical trial program and patent portfolio.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 4, 2017	By:	/s/ JOHN S. KOVACH
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

