Form 10-Q
period 2017-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2017-11-09
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the Company had 58,025,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash	$1,590,081	$199,929
Advances on research and development contract services, including $181,510 made to or through Theradex at December 31, 2016	—	183,490
Prepaid expenses and other current assets	60,798	49,992
Total current assets	1,650,879	433,411
Total assets	$1,650,879	$433,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$163,184	$159,595
Research and development contract liabilities, including $37,589 and $33,216 to Theradex at September 30, 2017 and December 31, 2016, respectively	93,029	59,056
Total current liabilities	256,213	218,651

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share redemption value; aggregate redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 58,025,814 shares and 47,875,814 shares at September 30, 2017 and December 31, 2016, respectively	5,802	4,787
Additional paid-in capital	19,971,660	17,416,974
Accumulated deficit	(22,082,796)	(20,707,001)
Total stockholders’ equity	1,394,666	214,760
Total liabilities and stockholders’ equity	$1,650,879	$433,411

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $12,000 and $22,180 to related parties for the three months ended September 30, 2017 and 2016, respectively, and $41,691 and $160,084 to related parties for the nine months ended September 30, 2017 and 2016, respectively	257,542	311,127	1,013,280	899,336
Research and development costs, including $40,225 and $130,820 to Theradex for the three months ended September 30, 2017 and 2016, respectively, and $104,840 and $340,746 to Theradex for the nine months ended September 30, 2017 and 2016, respectively	205,674	335,950	363,476	719,311
Total costs and expenses	463,216	647,077	1,376,756	1,618,647
Loss from operations	(463,216)	(647,077)	(1,376,756)	(1,618,647)
Interest income	797	141	961	172
Net loss	$(462,419)	$(646,936)	$(1,375,795)	$(1,618,475)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding – basic and diluted	58,016,031	47,875,814	55,073,250	47,875,814

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2017

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,416,974	$(20,707,001)	$214,760
Sale of common stock	—	—	10,000,000	1,000	2,499,000	—	2,500,000
Exercise of common stock options	—	—	150,000	15	17,985	—	18,000
Stock-based compensation expense	—	—	—	—	37,701	—	37,701
Net loss	—	—	—	—	—	(1,375,795)	(1,375,795)
Balance, September 30, 2017	350,000	$3,500,000	58,025,814	$5,802	$19,971,660	$(22,082,796)	$1,394,666

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,375,795)	$(1,618,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	5,681	105,334
Research and development costs	32,020	188,792
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	—	200,000
Advances on research and development contract services	183,490	15,457
Prepaid expenses and other current assets	(10,806)	(10,648)
Increase (decrease) in -
Accounts payable and accrued expenses	3,589	(46,969)
Research and development contract liabilities	33,973	(41,096)
Net cash used in operating activities	(1,127,848)	(1,207,605)

Cash flows from investing activities:
Decrease in money market funds	—	104,095
Net cash provided in investing activities	—	104,095

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	—	1,750,000
Exercise of common stock options	18,000	—
Payment of dividends payable on Series A Convertible Preferred Stock	—	(2,000)
Proceeds from sale of common stock	2,500,000	—
Net cash provided by financing activities	2,518,000	1,748,000

Cash:
Net increase	1,390,152	644,490
Balance at beginning of period	199,929	25,281
Balance at end of period	$1,590,081	$669,771

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended September 30, 2017 and 2016

1. Organization and Basis of Presentation

The condensed consolidated financial statements of the Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at September 30, 2017, and for the three months and nine months ended September 30, 2017 and 2016, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2017, and the results of its operations for the three months and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements at such date.

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

At September 30, 2017, the Company had cash of $1,590,081. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 30, 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Reclassifications

Certain comparative amounts in 2016, as well as certain amounts in 2017, have been reclassified to conform to the current year’s presentation. During the nine months ended September 30, 2017, patent-related legal costs of $282,421 incurred during the six months ended June 30, 2017 were reclassified from research and development costs to general and administrative costs. Patent-related legal costs of $30,621 incurred during the three months ended September 30, 2017 were charged directly to general and administrative costs. During the three months and nine months ended September 30, 2016, patent-related legal costs of $101,956 and $338,938, respectively, were reclassified from research and development costs to general and administrative costs.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Holdings and its wholly-owned subsidiary, Lixte. Intercompany balances and transactions have been eliminated in consolidation.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s compounds and product candidates.

Research and development costs are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are expensed as incurred. Patent and licensing costs were $161,119 and $175,855 for the three months ended September 30, 2017 and 2016, respectively, and $648,867 and $373,938 for the nine months ended September 30, 2017 and 2016, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and to prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100.

The Company’s most recently updated estimate of the cost of the Phase 1 clinical trial was approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through September 30, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,232,390.

During the three months ended September 30, 2017 and 2016, the Company incurred $40,225 and $130,820, respectively, of such clinical trial costs, representing approximately 20% and 39% of research and development costs for such periods. During the nine months ended September 30, 2017 and 2016, the Company incurred $104,840 and $340,746, respectively, of such clinical trial costs, representing approximately 29% and 47% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2017 and December 31, 2016 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and nine months ended September 30, 2017 and 2016.

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

At September 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2017	2016

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock options	7,250,000	9,100,000
Total	11,625,000	13,475,000

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

4. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company designated 175,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations. The holders of each 175,000 share tranche of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed.

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of September 30, 2017, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended September 30, 2017 and 2016, and $45,000 for the nine months ended September 30, 2017 and 2016, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended September 30, 2017 and 2016, and $36,000 for the nine months ended September 30, 2017 and 2016. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors. For the three months and nine months ended September 30, 2016, the Company recognized charges to operations of $6,250 and $18,750, respectively, as consulting and advisory fees pursuant to this Advisory Agreement, which is included in general and administrative costs in the Company’s condensed consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 and $3,930 for the three months ended September 30, 2017 and 2016, respectively. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $5,681 and $105,334 for the nine months ended September 30, 2017 and 2016, respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of September 30, 2017, unexpired stock options for 1,350,000 shares were issued and outstanding under the 2007 Plan.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18% to 1.53%
Expected dividend yield	0%
Expected volatility	308.51 to 332.63%
Expected life	1.5 to 3.5 years

For stock options requiring an assessment of value during the nine months ended September 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.60% to 1.31%
Expected dividend yield	0%
Expected volatility	196.75% to 226.44%
Expected life	2.25 to 5.0 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. The unvested portion of the fair value of the stock options was charged to operations ratably from December 24, 2013 through June 24, 2017. During the three months ended September 30, 2017 and 2016, the Company recorded a charge to operations of $0 and $1,494, respectively, with respect to these stock options. During the nine months ended September 30, 2017 and 2016, the Company recorded a charge (credit) to operations of $2,492 and $(3,048), respectively, with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016, and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vested on September 14, 2017, and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measured the non-vested stock options to fair value at the end of each reporting period through September 30, 2017. During the three months ended September 30, 2017 and 2016, the Company recorded a charge to operations of $15,960 and $36,313, respectively, with respect to these common shares and warrants. During the nine months ended September 30, 2017 and 2016, the Company recorded a charge to operations of $29,528 and $79,337, respectively, with respect to these common shares and warrants.

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

Effective April 25, 2016, in connection with her continuing role as a member of the Company’s Board of Directors, Dr. Kathleen P. Mullinix was granted fully-vested stock options under the 2007 Plan to purchase 150,000 shares of the Company’s common stock. The stock options were exercisable for a period of five years from the date of grant at $0.12 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $17,535 ($0.1169 per share), which was charged to operations on the date of grant. Effective November 22, 2016, Dr. Mullinix resigned as a member of the Board of Directors of the Company. Consequently, pursuant to the stock option agreement, Dr. Mullinix had twelve months from November 22, 2016 to exercise her stock options to acquire 150,000 shares of the Company’s common stock. On July 6, 2017, Dr. Mullinix exercised such stock options in full by making a cash payment of $18,000 to the Company.

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

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock option (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock option (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the three months ended September 30, 2017 and 2016, the Company recorded a total charge to operations of $0 and $3,930, respectively, with respect to these stock options. During the nine months ended September 30, 2017 and 2016, the Company recorded a total charge to operations of $5,681 and $21,570, respectively, with respect to these stock options.

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

Total stock-based compensation expense was $15,960 and $145,801 for the three months ended September 30, 2017 and 2016, respectively. Total stock-based compensation expense was $37,701 and $294,126 for the nine months ended September 30, 2017 and 2016, respectively.

A summary of stock option activity during the nine months ended September 30, 2017 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2016	8,600,000	$0.583
Granted	—	—
Exercised	(150,000)	0.120
Expired	(1,200,000)	0.796
Stock options outstanding at September 30, 2017	7,250,000	$0.557	2.07

Stock options exercisable at December 31, 2016	7,975,000	$0.501
Stock options exercisable at September 30, 2017	6,750,000	$0.450	2.00

There was no deferred compensation expense for the outstanding value of unvested stock options at September 30, 2017.

The exercise prices of common stock options outstanding and exercisable are as follows at September 30, 2017:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	450,000	450,000
$0.130	100,000	100,000
$0.150	100,000	100,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$2.000	500,000	—
	7,250,000	6,750,000

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2017 was approximately $700, based on a fair market value of $0.1215 per share on September 30, 2017.

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2016 was approximately $12,800, based on a fair market value of $0.1401 per share on December 31, 2016.

Outstanding options to acquire 500,000 shares of the Company’s common stock had not vested at September 30, 2017.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

The Company is not currently subject to any pending or threatened legal actions or claims.

Significant agreements and contracts are summarized as follows:

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years. The Surgical Neurology Branch of NINDS, NIH is conducting research characterizing a variety of compounds proprietary to the Company, and is examining the potential of the compounds for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and implies no endorsement of the material on the part of either party. Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADA did not generate any incremental cost to the Company.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 is scheduled to be paid on the June 14, 2018 anniversary date of the amendment and will be accreted ratably through such date.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and to prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100.

The Company’s most recently updated estimate of the cost of the Phase 1 clinical trial was approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through September 30, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,232,390.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2017 and 2016, and $12,000 during the nine months ended September 30, 2017 and 2016.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017.The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 during the three months ended September 30, 2017 and 2016, respectively, and $60,000 and $90,000 during the nine months ended September 30, 2017 and 2016, respectively

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2017 aggregating $95,440, of which $54,940 is included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2017. Amounts included in the 2017 column represent amounts due at September 30, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$72,440	$22,440	$50,000	$—	$—	$—
Consulting agreements	23,000	23,000	—	—	—	—
Total	$95,440	$45,440	$50,000	$—	$—	$—

8. Subsequent Events

On October 18, 2017, the Board of Directors of the Company granted stock options for an aggregate of 220,000 shares of common stock to four individuals who are either independent members of the Company’s Board of Directors or outside service providers. The stock options are fully vested upon grant and will expire on October 18, 2022. The exercise price of the stock options was established on the grant date at $0.15 per share, which was the closing market price of the Company’s common stock on such date.

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the above, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

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

At September 30, 2017, the Company had cash of $1,590,081. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 30, 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2017 and 2016 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2017 and 2016 included elsewhere in this document.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s compounds and product candidates.

Research and development costs are expensed ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are expensed as incurred. Patent and licensing costs are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years. The Surgical Neurology Branch of NINDS, NIH is conducting research characterizing a variety of compounds proprietary to the Company, and is examining the compounds’ potential for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and implies no endorsement of the material on the part of either party. Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADA did not generate any incremental cost to the Company.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 is due on the June 14, 2017 anniversary date of the amendment.

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

As a compound moves through the FDA approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. As the potential effectiveness of LB-100 has been documented at the clinical trial level, the Company has allocated resources to expand the breadth and depth of its patent portfolio. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached.

Results of Operations

At September 30, 2017, the Company had not yet commenced any sustainable revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

Certain comparative amounts in 2016, as well as certain amounts in 2017, have been reclassified to conform to the current year’s presentation. During the nine months ended September 30, 2017, patent-related legal costs of $282,421 incurred during the six months ended June 30, 2017 were reclassified from research and development costs to general and administrative costs. Patent-related legal costs of $30,621 incurred during the three months ended September 30, 2017 were charged directly to general and administrative costs. During the three months and nine months ended September 30, 2016, patent-related legal costs of $101,956 and $338,938, respectively, were reclassified from research and development costs to general and administrative costs.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Licensing revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	257,542	311,127	1,013,280	899,336
Research and development costs	205,674	335,950	363,476	719,311
Total costs and expenses	463,216	647,077	1,376,756	1,618,647
Loss from operations	(463,216)	(647,077)	(1,376,756)	(1,618,647)
Interest income	797	141	961	172
Net loss	$(462,419)	$(646,936)	$(1,375,795)	$(1,618,475)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding – basic and diluted	58,016,031	47,875,814	55,073,250	47,875,814

Three Months Ended September 30, 2017 and 2016

Licensing Revenues. The Company did not have any licensing revenues for the three months ended September 30, 2017 and 2016.

General and Administrative. For the three months ended September 30, 2017, general and administrative costs were $257,542, which consisted of patent and licensing legal fees and costs of $161,119, other consulting and professional fees of $54,950, insurance expense of $13,343, officer’s salary and related costs of $16,829, stock transfer fees of $2,265, listing fees of $2,500, travel and entertainment costs of $3,626, and other operating costs of $2,910.

For the three months ended September 30, 2016, general and administrative costs were $311,127, which consisted of patent and licensing legal fees and costs of $175,855, the fair value of stock options issued to directors and consultants of $3,930, consulting and professional fees of $89,794, insurance expense of $14,781, officer’s salary and related costs of $16,792, stock transfer fees of $2,401, listing fees of $3,125, travel and entertainment costs of $764, and other operating costs of $3,685.

General and administrative costs decreased by $53,585 or 17.2% in 2017 as compared to 2016, primarily as a result of a decrease of $14,736 in patent and licensing legal fees and costs and a decrease of $34,844 in other consulting and professional fees. The decrease in other consulting and professional fees was principally due to a decrease of $19,772 in corporate legal fees and a decrease of $13,450 in consulting fees due primarily to the termination of the Company’s consulting arrangement with Dr. Mullinix.

Research and Development. For the three months ended September 30, 2017, research and development costs were $205,674, which consisted of the vested portion of the fair value of common stock options and warrants of $15,960, and contractor costs of $189,714, incurred primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs with Theradex to complete the analysis of the clinical data and to submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100. During the three months ended September 30, 2017, additional costs of $40,225 were incurred with Theradex in connection with the Phase 1 clinical trial of LB-100.

For the three months ended September 30, 2016, research and development costs were $335,950, which consisted of the vested portion of the fair value of common stock options and warrants of $141,871, and contractor costs of $194,079, including $130,820 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the three months ended September 30, 2016 also included $63,259 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Research and development costs decreased by $130,276 or 38.8% in 2017 as compared to 2016, primarily as a result of a decrease of $125,911 for the vested portion of the fair value of stock options, and a decrease of $4,365 in contractor costs. The decrease in contractor costs of $4,365 consisted of $90,595 attributable to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100, offset by an increase of $86,230 to other contractors, including $62,500 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

A significant component of the fair value of stock options issued to directors and consultants of $141,871 for the three months ended September 30, 2016 was $98,901 charged to operations for the fair value of immediately vesting stock options to acquire 500,000 shares of the Company’s common stock that were issued to Francis Johnson on September 12, 2016 for his ongoing contributions to the Company, which did not occur during the three months ended September 30, 2017.

Interest Income. For the three months ended September 30, 2017, the Company had interest income of $797, as compared to $141 for the three months ended September 30, 2016.

Net Loss. For the three months ended September 30, 2017, the Company incurred a net loss of $462,419, as compared to a net loss of $646,936 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Licensing Revenues. The Company did not have any licensing revenues for the nine months ended September 30, 2017 and 2016.

General and Administrative. For the nine months ended September 30, 2017, general and administrative costs were $1,013,280, which consisted of patent and licensing legal fees and costs of $648,867, the fair value of stock options issued to directors and consultants of $5,681, other consulting and professional fees of $217,482, insurance expense of $40,249, officer’s salary and related costs of $50,600, stock transfer fees of $7,538, conference fees of $6,577, filing fees of $6,593, travel and entertainment costs of $13,274, listing fees of $7,500, and other operating costs of $8,919.

For the nine months ended September 30, 2016, general and administrative costs were $899,336, which consisted of patent and licensing legal fees and costs of $373,938, the fair value of stock options issued to directors and consultants of $105,334, consulting and professional fees of $283,687, insurance expense of $44,742, officer’s salary and related costs of $50,525, stock transfer fees of $7,005, filing fees of $6,892, travel and entertainment costs of $12,825, listing fees of $5,625, and other operating costs of $8,763.

General and administrative costs increased by $113,944 or 12.7% in 2017 as compared to 2016, primarily as a result of an increase of $274,929 in patent and licensing legal fees and costs, offset by decrease of $66,205 in other consulting and professional fees, and a decrease of $99,653 in the fair value of stock options issued to directors and consultants. The decrease in consulting and professional fees was principally due to a decrease in corporate legal fees of $35,923, and a decrease of $25,950 in consulting fees due primarily to the termination of the Company’s consulting arrangement with Dr. Mullinix.

The decrease in the fair value of stock options issued to directors and consultants of $99,653 for the nine months ended September 30, 2017 was due primarily to a charge to operations of $91,709 for the fair value of vested stock options granted to two continuing directors and a new director during the nine months ended September 30, 2016, which did not occur during the three months ended September 30, 2017.

Research and Development. For the nine months ended September 30, 2017, research and development costs were $363,476, which consisted of the vested portion of the fair value of common stock options and warrants of $32,020, and contractor costs of $331,456, including $104,840 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the nine months ended September 30, 2017 also include $226,616 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $62,500 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs with Theradex to complete the analysis of the clinical data and to prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100. During the nine months ended September 30, 2017, additional costs of $104,840 were incurred with Theradex in connection with the Phase 1 clinical trial of LB-100.

For the nine months ended September 30, 2016, research and development costs were $719,311, which consisted of the vested portion of the fair value of stock options of $188,792, and contractor costs of $530,519, including $340,746 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $355,835 or 49.5% in 2017 as compared to 2016, primarily as a result of a decrease of $199,362 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100, and a decrease in the vested portion of the fair value of common stock options and warrants of $156,772.

Interest Income. For the nine months ended September 30, 2017, the Company had interest income of $961, as compared to $172 for the nine months ended September 30, 2016.

Net Loss. For the nine months ended September 30, 2017, the Company incurred a net loss of $1,375,795, as compared to a net loss of $1,618,475 for the nine months ended September 30, 2016.

Liquidity and Capital Resources – September 30, 2017

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

At September 30, 2017, the Company had working capital of $1,394,666, as compared to working capital of $214,760 at December 31, 2016 (including advances on research and development contract services of $183,490), an increase in working capital of $1,179,906 for the nine months ended September 30, 2017. The increase in working capital during the nine months ended September 30, 2017 was the result of proceeds from the sale of shares of the Company’s common stock aggregating $2,500,000 and the exercise of stock options to acquire 150,000 shares of the Company’s common stock at a total purchase price of $18,000, offset by amounts being utilized to fund the Company’s research and development activities and its ongoing operating expenses, including maintaining its patent portfolio.

At September 30, 2017, the Company had cash of $1,590,081. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 30, 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Operating Activities. For the nine months ended September 30, 2017, operating activities utilized cash of $1,127,848, as compared to utilizing cash of $1,207,605 for the nine months ended September 30, 2016, to fund the Company’s Phase 1 clinical trial of LB-100, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the nine months ended September 30, 2017, the Company had no investing activities. For the nine months ended September 30, 2016, investing activities consisted of a decrease in money market funds of $104,095, due to the liquidation of such funds and the transfer of such amounts to cash.

Financing Activities. For the nine months ended September 30, 2017, financing activities consisted of the receipt of $1,000,000 and $1,500,000 of proceeds from the sale of 4,000,000 shares and 6,000,000 shares of the Company’s common stock at $0.25 per share in closings occurring in January 2017 and April 2017, respectively. In addition, on July 6, 2017, the Company received $18,000 from a former director for the exercise of stock options to acquire 150,000 shares of the Company’s common stock at $0.12 per share. For the nine months ended September 30, 2016, financing activities consisted of the receipt of subscription payments totaling $1,750,000 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of $1,750,000, less a dividend paid on the Company’s Series A Convertible Preferred Stock of $2,000.

Principal Commitments

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NINDS, NIH) for a term of four years. The Surgical Neurology Branch of NINDS, NIH is conducting research characterizing a variety of compounds proprietary to the Company, and is examining the compounds’ potential for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and implies no endorsement of the material on the part of either party. Under the M-CRADA the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license. The M-CRADA did not generate any incremental cost to the Company.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 is scheduled to be paid on the June 14, 2018 anniversary date of the amendment and will be accreted ratably through such date.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and to prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100.

The Company’s most recently updated estimate of the cost of the Phase 1 clinical trial was approximately $2,200,000, with such payments expected to be allocated approximately 60% for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. Total costs charged to operations from 2013 through September 30, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,232,390.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015 and 2016, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2017 and 2016, and $12,000 during the nine months ended September 30, 2017 and 2016.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspended services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017.The Company recorded a charge to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 during the three months ended September 30, 2017 and 2016, respectively, and $60,000 and $90,000 during the nine months ended September 30, 2017 and 2016, respectively

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2017 aggregating $95,440, of which $54,940 is included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2017. Amounts included in the 2017 column represent amounts due at September 30, 2017 for the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$72,440	$22,440	$50,000	$—	$—	$—
Consulting agreements	23,000	23,000	—	—	—	—
Total	$95,440	$45,440	$50,000	$—	$—	$—

Off-Balance Sheet Arrangements

At September 30, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On July 6, 2017, the Company issued 150,000 shares upon the exercise of stock options at $0.12 per share previously granted to a former director upon a cash payment of $18,000.

The shares issued were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act. Such securities may not be re-offered or sold in the United States in the absence of a registration statement or exemption from the registration requirements of the Act.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ JOHN S. KOVACH
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

