Form 10-K
period 2017-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2018-03-23
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1,450,000.

The Company had 58,025,814 shares of common stock, $0.0001 par value, issued and outstanding as of March 1, 2018.

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

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

The LB-100 series consists of novel structures which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

The Company has demonstrated that lead compounds of both the LB-100 series and the LB-200 are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on these compounds was initiated in 2006 under a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Neurologic Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) dated March 22, 2006 that was subsequently extended through a series of amendments until it terminated on April 1, 2013.

Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier known as the “blood-brain barrier” which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that the Company’s compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromcytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy and radiation therapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, the Company believes the LB-100 series of compounds may be useful against most, if not all, cancer types.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an Investigation New Drug (“IND”) application to the United States Food and Drug Administration (“FDA”) to conduct a Phase 1 clinical trial of LB-100, and engaged Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for the clinical development of the Company’s lead compound, LB-100 and to prepare an IND application for filing with the FDA.

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

Patient entry into the Phase 1 clinical trial was completed in May 2016. The cost of the clinical trial was higher than originally estimated, in part because patients were able to tolerate higher doses of LB-100 than originally expected, thus requiring more dose escalation steps to determine the maximum tolerable dose (“MTD”) of LB-100 given alone. In addition, patients achieved stabilization without any dose-limiting toxicity (“DLT”), remaining on treatment with LB-100 for longer periods of time than is usual in a Phase 1 clinical trial of a new drug in patients failing all previous treatments. The Company’s interpretation of the clinical trial results to date is that LB-100 as a single agent has activity against several types of cancer, as evidenced by stabilization of progressive disease in the absence of DLT.

The costs of the Phase 1 clinical trial of LB-100 were paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,233,248, of which $105,698 and $427,429 were incurred during the years ended December 31, 2017 and 2016, respectively, or approximately 23% and 49% of research and development costs for the years ended December 31, 2017 and 2016, respectively.

The Company’s immediate goals are to demonstrate significant therapeutic benefit of LB-100 against one or more specific human cancers in Phase 2 clinical trials. The Company has several attractive targets for new therapies incorporating LB-100. Resources permitting, the Company’s current plans are to conduct the following clinical studies:

(1) A Phase 1b/2 clinical trial of LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy.

(2) A Phase 1b/2 randomized trial in previously untreated patients with small cell lung cancer (SCLC) comparing the standard regimen, carboplatin/etoposide, with and without LB-100.

(3) A Phase 1b/2 randomized trial in patients with hepatocellular cancer (HCC) failing their initial treatment with the current standard drug sorafinib, comparing a standard second line drug for this disease, doxorubicin, with and without LB-100, or, depending on the results of ongoing trials of others, in which a PD-1 immune checkpoint blocker may prove minimally more active than sorafinib, an alternative trial by the Company of a PD-1 inhibitor with and without LB-100.

The Phase 1b/2 studies described above will require additional capital or partnering opportunities with other pharmaceutical companies to undertake and complete. There is no assurance that the Company will be able to obtain one or more financing or partnering relationships, or what the terms may be. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

In May 2014 an article was published in Molecular Cancer Therapeutics reporting that LB-100 enhanced the therapeutic effectiveness of chemotherapeutic drugs (doxorubicin and cisplatin) without significantly enhancing toxicity against HCC in animal models. HCC is the most common cancer in Asia and one of the leading causes of death from cancer worldwide.

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

On April 17, 2017, the Company issued a news release to announce the presentation of a late-breaking abstract entitled “Protein phosphatase 2A inhibition with a novel small molecule inhibitor, LB-100, achieves durable immune-mediated antitumor activity when combined with PD-1 blockage in a preclinical model” as a poster (abstract number LB-193) at the American Association for Cancer Research (AACR) Annual Meeting 2017 in Washington, D.C. on April 4, 2017. This research was done in collaboration with scientists at the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health (NIH).The study showed that in an animal model, the Company lead clinical compound, LB-100, has a synergistic potential in conjunction with immune checkpoint blockade supporting investigation of its ability to enhance immunotherapy in the clinic. Based on a number of published pre-clinical studies, the Company had expected that LB-100 would be therapeutically useful primarily as a potentiator of cytotoxic anti-cancer drugs and x-ray. However, this study raises the possibility that LB-100 may also have a role in enhancing the efficacy of so-called ‘immune checkpoint blockers’ –agents that allow the patients’ own immune system to attack their own cancers.

On February 9, 2018, the Company issued a news release to announce that investigators at the Terry Fox Laboratory, British Columbia Cancer Agency, Vancouver, British Columbia, Canada, reported on February 7,2018 (Lai et al., Sci. Transl. Med. 10, eaan8735 (2018)) that in animal models the Company’s protein phosphatase 2A (PP2A) inhibitors overcome resistance of chronic myelogenous leukemia (CML) cells to standard treatment. The vast majority of CML cells are killed by drugs called tyrosine kinase inhibitors (TKI), the prototype of which is imatinib (Gleevec), considered the first truly targeted form of chemotherapy. Imatinib and subsequent variants were a great advance in turning CML from a fatal to a controllable illness. However, almost without exception, from the onset of the disease some CML cells are resistant to TKI treatment so that continuous therapy is required and in some patients the number of TKI resistant cells accelerates out of control. The persistence and progression of CML despite TKI treatment is believed to arise from a niche of intrinsically resistant leukemia stem cells. The Terry Fox Laboratory investigators found inhibition of PP2A with LB-100 or LB-102 preferentially sensitizes these resistant CML cells to killing by TKI compared to normal bone marrow stem cells. If these results can be replicated in the clinic, LB-100 and analogs may further improve the effectiveness of CML therapy.

Intellectual Property

The Company’s products will ultimately derive directly from its intellectual property and are expected to include the property covered by its patents. These patents now cover sole rights to the composition and synthesis of the LB-100 and LB-200 series of drugs. Joint patent applications with the NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma. The Company has also filed claims for the use of certain homologs of both series of drugs for the potential treatment of neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease), stroke, and traumatic brain injury, and of homologs of the LB-200 series for treatment of serious systemic fungal infections and for the treatment of common fungal infections of the skin and nails.

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

The Company’s portfolio of 40 domestic and international patents issued is summarized below. The Company has additional domestic and international patents pending.

LB-100 Series of Compounds - Phosphatase Inhibitors – Composition and Use in Cancer Treatment

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AM 023804	2/6/2008	7/29/2016	2/6/2028
AU 2008214299	2/6/2008	4/24/2014	2/6/2028
AZ 023804	2/6/2008	7/29/2016	2/6/2028
BY 023804	2/6/2008	7/29/2016	2/6/2028
CN 101662939	2/6/2008	11/25/2015	2/6/2028
CN 103788108	2/6/2008	4/12/2017	2/6/2028
EP 2124550	2/6/2008	4/19/2017	2/6/2028
EA 023804	2/6/2008	7/29/2016	2/6/2028
JP 5693850	2/6/2008	2/13/2015	2/6/2028
KG 023804	2/6/2008	7/29/2016	2/6/2028
KZ 023804	2/6/2008	7/29/2016	2/6/2028
MD 023804	2/6/2008	7/29/2016	2/6/2028
MX 309985	2/6/2008	5/28/2013	2/6/2028
RU 023804	2/6/2008	7/29/2016	2/6/2028
TJ 023804	2/6/2008	7/29/2016	2/6/2028
TM 023804	2/6/2008	7/29/2016	2/6/2028
US 7,998,957	2/6/2007	8/16/2011	2/20/2030
US 8,822,461	6/30/2011	9/2/2014	6/30/2031
US 8,426,444	2/6/2008	4/23/2013	2/6/2028
US 9,079,917	4/19/2013	7/14/2015	4/19/2033
US 8,227,473	8/1/2008	7/24/2012	3/11/2030
US 8,541,458	7/17/2009	9/24/2013	7/17/2029

LB-100 Series of Compounds – LB-100 in Combination with Anti-Cancer Agents

Methods for Regulating Cell Mitosis by Inhibiting Serine/Threonine Phosphatase

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,526,915	2/17/2012	12/27/2016	3/31/2032

LB-100 and LB-200 Series of Compounds – Use in Treatment of Multiple CNS Diseases

Neuroprotective Agents for the Prevention and Treatment of Neurodegenerative Diseases

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AU 2009277086	7/29/2009	3/23/2016	7/29/2029
EP 2318005	7/29/2009	11/1/2017	7/29/2029
US 8,058,268	8/1/2008	11/15/2011	12/31/2029
US 8,329,719	7/29/2009	12/11/2012	7/29/2029

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Reperfusion Injury

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
CN ZL 201380035527.1	6/28/2013	9/22/2017	6/28/2033

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,833,450	2/19/2015	12/5/2017	2/19/2036

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

Marketing Plan

The primary goal of the Company to date has been to take LB-100 through Phase 1 clinical trials. Because of the novelty and spectrum of activity of LB-100, the Company believes it is reasonably likely it will find a partner in the pharmaceutical industry with interest in this compound at some stage of its clinical development. However, the Company would prefer to delay the partnering/licensing decision until the potential value of its products is augmented by demonstrating there is no impediment to clinical evaluation and a therapeutic dose level is determined in clinical trials. Demonstration of clinical usefulness would be expected to substantially increase the value of the Company’s product.

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

One of the Company’s most valuable resources is its scientific team, a coalition of various experts brought together through contracts and other collaborative arrangements. The team has expertise in cancer biology, proteomics (cancer biomarkers), medicinal and synthetic chemistry, pharmacology, clinical oncology and drug evaluation. In a relatively short period of time and at low cost, this group has developed lead compounds of two different classes of drugs that are positioned for development as new treatments for several types of cancer.

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

Employees

As of December 31, 2017, the Company had no full-time employees. During the year ended December 31, 2016, Dr. Kovach was a Professor (part-time) in the Department of Preventive Medicine at the State University of New York at Stony Brook (“SUNY – Stony Brook”) in Stony Brook, New York. Dr. Kovach devoted approximately 50% of his efforts to the Company, including research planning and management functions. Dr. Kovach’s contributions to the Company were made outside of his academic responsibilities at SUNY – Stony Brook. He directs, coordinates and manages the scientific and business development of the Company with the advice of the Company’s Board of Directors, the Scientific Advisory Committee, and, from time to time, various consultants with specific expertise.

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he is now devoting 100% of his time to the Company’s business activities from that date forward.

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

The FDA also requires that an independent review body consider the benefits and risks of a clinical trial and grant approval for the proposed study including selecting of initial doses, plans for escalation of dose, plans for modification of dose if toxicity is encountered, plans for monitoring the wellbeing of individuals participating in the study, and for defining and measuring, to the extent possible, any untoward effects related to drug administration. Serious adverse effects, such as life-threatening toxicities and death, are immediately reportable to the review body and to the FDA. To minimize risk when studying a new drug, the initial dose is well below that expected to cause any toxicity. No more than three patients are entered at a given dose. In general, a dose is not escalated within an individual patient. Once safety is established by the absence of toxicity or low toxicity in a group of three patients, a planned higher dose is then evaluated in a subsequent group of three individuals and so on until dose-limiting toxicity is encountered. The dose level producing definite but acceptable toxicity is then selected as the dose level to be evaluated in Phase 2 trials. Thus, the goal of Phase 1 studies is to determine the appropriate dose level for evaluation of drug efficacy in patients with the same type of tumor at comparable stages of progression for which no beneficial treatment is established.

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

Our auditors have included a going concern modification in their opinion; we do not expect to obtain any significant revenues for several years and there is no assurance that we will ever generate any revenues or be profitable.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements during this period through the recurring sale of its equity securities and the exercise of outstanding common stock purchase warrants.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

Because the Company is currently engaged in research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Our success depends on the continued availability and contributions of our founder and Chief Executive Officer, Dr. John S. Kovach. Dr. Kovach is 81 years old. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts, and would require that we hire a qualified replacement to fill the position of the Chief Executive Officer. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

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

Risks Related to Capital Structure

There is no assurance that an established public trading marketfor our common stock will develop, and if it does develop, that it is sustainable, which would adversely affect the ability of our investors to sell their shares of common stock in the public market.

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

Dr. John Kovach, our founder and Chief Executive Officer, is currently eligible to sell his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns 15.7% of our outstanding common stock (the Company’s only voting security currently issued and outstanding). As a result, Dr. Kovach possesses significant influence, giving him substantial influence over the election of the members of the Board of Directors and the approval of significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control transaction, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company conducts the pre-clinical research required for bringing a compound to clinical trial at contract research organizations. The Company maintains a single office in a designated area of Dr. Kovach’s residence and receives mail at the post office depot, 248 Route 25A, No. 2, East Setauket, New York 11733. Management does not believe that any additional facilities are needed at this time.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$0.45	$0.12
Second Quarter	$0.23	$0.11
Third Quarter	$0.40	$0.20
Fourth Quarter	$0.20	$0.12

	High	Low
Year Ended December 31, 2017
First Quarter	$0.45	$0.12
Second Quarter	$0.23	$0.11
Third Quarter	$0.40	$0.20
Fourth Quarter	$0.20	$0.12

Holders

As of March 1, 2018, the Company had 69 stockholders of record holding 58,025,814 shares of the Company’s common stock outstanding, including 6,120,848 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various brokerage firms and clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2017, the most recently completed fiscal year.

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average	compensation
	exercise of outstanding	price of outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column 2)
	(1)	(2)	(3)
Equity Compensation Plans Approved by Security Holders	N/A	$ N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	7,470,000	$0.42	N/A (1)

(1)	The Company’s 2007 Stock Option Plan terminated on June 19, 2017.

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because the Company is currently engaged in research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At December 31, 2017, the Company had cash of $1,305,748. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Concentration of Risk

The Company periodically contracts with directors, including companies controlled by or associated with directors, to provide consulting services related to the Company’s research and development and clinical trial activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task and can include both cash and non-cash compensation. The only such contract that represents 10% or more of general and administrative or research and development costs is described below.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and to prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100, which process was substantially complete at December 31, 2017.

Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex for the Phase 1 clinical trial of LB-100 aggregated $2,233,248, with approximately 60% of such costs allocated for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. During the years ended December 31, 2017 and 2016, the Company incurred $105,698 and $427,429, respectively, of such clinical trial costs, representing approximately 23% and 49% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

Critical Accounting Policies and Estimates

The Company prepared its consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

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

Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are expensed as incurred. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

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

Plan of Operation

Overview of Plans

The Company has two classes of drugs under development for the treatment of cancer, consisting of protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class, and may be useful in the treatment of not only several types of cancer, but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

The Company has completed a Phase 1 clinical of its lead anti-cancer compound, LB-100, that showed it is associated with anti-tumor activity in humans at doses that are readily tolerable. Responses included objective regression (tumor shrinkage) lasting for 11 months of a pancreatic cancer and cessation of growth (stabilization of disease) for 4 months or more of 9 other progressive solid tumors out of 20 patients who had measurable disease. As Phase 1 clinical trials are fundamentally designed to determine safety of a new compound in humans, the Company is encouraged by these results. The next step is to demonstrate in Phase 2 clinical trials the efficacy of LB-100 in one or more specific tumor types, against which the compound has well documented activity in pre-clinical models.

Collaborations with leading academic research centers in the United States, Europe and Asia have established the breadth of activity of LB-100 in preclinical models of several major cancers. There is considerable scientific interest in LB-100 because it exerts its activity by a novel mechanism and is the first of its type to be evaluated so broadly in multiple animal models of cancer and now in human beings. LB-100 is one a series of serine/threonine phosphatase (s/t ptase) inhibitors designed by the Company. The s/t ptases are ubiquitous enzymes that regulate many cell signaling networks important to cell growth, division and death. The s/t ptases have long been appreciated as potentially important targets for anti-cancer drugs. However, because of the multi- functionality of these enzymes, it had been widely held that pharmacologic inhibitors of s/t ptases would be too toxic to allow their development as anti-cancer treatments, but the Company has shown that this is not the case. LB-100 was well tolerated at doses associated with objective regression (significant tumor shrinkage) and/or the arresting of tumor progression in patients with progressive cancers.

Pre-clinical studies showed that LB-100 itself inhibits a spectrum of human cancers and that combined with standard cytotoxic drugs and/or radiation, LB-100 potentiates their effectiveness against hematologic and solid tumor cancers without enhancing toxicity. Recently, LB-100, given at very low doses in animal models of cancer, markedly increased the effectiveness of a PD-1 blocker, one of the widely used new immunotherapy drugs. This finding raises the possibility that LB-100 may further expand the value of the expanding field of cancer immunotherapy.

Although the Company’s focus has been on developing drugs for cancer treatment, several academic centers studying LB-100 under material transfer agreements with the Company have generated pre-clinical data indicating that LB-100 may be therapeutically effective in important non-neoplastic diseases. This development stems from the fact that dysregulation of the PP2A function is not only a feature of many cancers but is also a component of the basic inflammatory response elicited by diverse types of injury in animal models. These include lipid buildup in the blood vessels (type 2 diabetes), acute oxygen deprivation (myocardial infarction and stroke (MI/S)), and aversive physical and/or psychological trauma (depression and post traumatic shock-like syndromes.). The Company’s patent portfolio covers composition of matter for structurally distinct but comparably effective PP2A inhibitors and their use in the therapy of a broad spectrum of human diseases. However, the focus of the Company at this time is on demonstrating the value of LB-100 against specific cancers in humans.

At this time, the Company is not aware of any compound in clinical study that is a potent inhibitor of PP2A. Revlimid (Celgene) has recently been recognized to have weak PP2A activity, which presumably underlies its effects in MDS. Over 30 articles have been published reporting the anti-cancer activity of LB-100 against many different types of human cancers in model systems. As a result, the Company believes that some pharmaceutical companies are evaluating LB-100 and/or designing their own inhibitors of PP2A. The Company’s patent portfolio includes composition of matter and multiple uses of LB-100 and analogs and PP2A inhibition in general for multiple cancers and non-neoplastic diseases.

The LB-200 series consists of histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi has broad activity against many cancer types, has neuroprotective activity, and has anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease). LB-200 has not yet advanced to the clinical stage, and will require additional capital to fund further development.

Operating Plans

LB-100 Anti-Cancer Targets

LB-100 used alone has modest inhibitory activity against many cancers in model systems, but certain human cancers possessing unique genetic changes, in addition to those reducing DNA damage repair, are particularly susceptible to inhibition of PP2A by LB-100.

Among these cancers is myelodysplastic syndrome (MDS), an increasingly common neoplastic disease, especially in persons aged 65 and older, characterized by failure of the bone marrow. In particular, a variant of MDS termed del(5q)MDS is missing 50% of its PP2A activity, rendering this tumor potentially more sensitive to further pharmacologic inhibition of PP2A. There is only one drug, Revlimid (Celgene), currently approved for the treatment of del(5q)MDS and none for MDS in general.

Other cancers, in particular small cell lung cancer (SCLC) and hepatocellular cancer occurring in the liver (HCC), have acquired genetic abnormalities, which render them sensitive to inhibition of PP2A by a process termed synthetic lethality Pre-clinical studies have shown that both SCLC and HCC are sensitive to PP2A inhibition by LB-100 alone and especially so when LB-100 is combined with drugs used as standard treatment for these diseases. SCLC is the lung cancer variant associated with cigarette smoke and comprises about 15% of all lung cancers. HCC is the 5th most common cancer in the world and the 3rd leading cause of death from cancer, with the majority of cases being in Asia. There is no satisfactory treatment available for either of these devastating tumors.

Scientists at the National Institute of Neurological Disorders and Stroke (NINDS) have conducted pre-clinical studies of LB-100 that showed anti-cancer activity in models of a variety of human brain tumors, including glioblastomamultiforme (GBM), medulloblastoma and malignant meningioma. Studies of LB-100 and analogs in models of human brain tumors of adults and children are continuing under a Material-Cooperative Research and Development Agreement (M-CRADA) with the National Cancer Institute (NCI). The NCI has an FDA-approved clinical pharmacokinetic (non-therapeutic) study of LB-100 (Phase 0 Trial, NCT03027388) in patients with recurrent GBM to assess penetration of the compound into these highly malignant tumors. The rationale for this clinical study is that LB-100 potentiates the anti-tumor activity of both x-ray and the drug temozolomide, which are the mainstays of treatment for GBM.

Near-Term Objectives

The Company’s immediate goals are to demonstrate significant therapeutic benefit of LB-100 against one or more specific human cancers in Phase 2 clinical trials. The Company has several attractive targets for new therapies incorporating LB-100. Resources permitting, the Company’s current plans are to conduct the following clinical studies:

(1) A Phase 1b/2 clinical trial of LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy.

(2) A Phase 1b/2 randomized trial in previously untreated patients with small cell lung cancer (SCLC) comparing the standard regimen, carboplatin/etoposide, with and without LB-100.

(3) A Phase 1b/2 randomized trial in patients with HCC failing their initial treatment with the current standard drug sorafinib, comparing a standard second line drug for this disease, doxorubicin, with and without LB-100, or, depending on the results of ongoing trials of others, in which a PD-1 immune checkpoint blocker may prove minimally more active than sorafinib, an alternative trial by the Company of a PD-1 inhibitor with and without LB-100.

The Phase 1b/2 studies described above will require additional capital or partnering opportunities with other pharmaceutical companies to undertake and complete. There is no assurance that the Company will be able to obtain one or more financing or partnering relationships, or what the terms may be. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

As a compound moves through the FDA-approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. As the potential effectiveness of LB-100 has been documented at the clinical trial level, the Company has allocated resources to expand the breadth and depth of its patent portfolio. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached.

Results of Operations

At December 31, 2017, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

Certain comparative amounts in 2016 have been reclassified to conform to the current year’s presentation. For the year ended December 31, 2016, patent-related legal costs of $431,127 were reclassified from research and development costs to general and administrative costs. For the year ended December 31, 2017, patent-related legal costs of $846,169 were charged directly to general and administrative costs.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2017	2016

Revenues	$—	$—

Costs and expenses:
General and administrative costs	1,342,531	1,264,909
Research and development costs	467,258	870,006
Total costs and expenses	1,809,789	2,134,915
Loss from operations	(1,809,789)	(2,134,915)
Interest income	1.375	183
Net loss	$(1,808,414)	$(2,134,732)

Net loss per common share – basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding – basic and diluted	55,817,458	47,875,814

Years Ended December 31, 2017 and 2016

Revenues. The Company did not have any revenues for the years ended December 31, 2017 and 2016.

General and Administrative. For the year ended December 31, 2017, general and administrative costs were $1,342,531, which consisted of patent and licensing legal fees and costs of $846,169, the fair value of stock options issued to directors and consultants of $38,675, other consulting and professional fees of $273,260, insurance expense of $53,045, officer’s salary and related costs of $67,489, stock transfer fees of $9,944, conference fees of $9,946, filing fees of $6,593, travel and entertainment costs of $14,840, listing fees of $10,000, and other operating costs of $12,570.

For the year ended December 31, 2016, general and administrative costs were $1,264,909, which consisted of patent and licensing legal fees and costs of $621,734, the fair value of stock options issued to directors and consultants of $109,264, consulting and professional fees of $349,903, insurance expense of $58,195, officer’s salary and related costs of $67,375, stock transfer fees of $12,250, filing fees of $6,892, travel and entertainment costs of $14,247, listing fees of $7,500, and other operating costs of $17,549.

General and administrative costs increased by $77,622 or 6.1% in 2017 as compared to 2016, primarily as a result of an increase of $224,435 in patent and licensing legal fees and costs, offset by a decrease of $76,643 in other consulting and professional fees and a decrease of $70,589 in the fair value of stock options issued to directors and consultants. The decrease in consulting and professional fees was principally due to a decrease in corporate legal fees of $41,933, and a decrease of $32,200 in consulting fees due primarily to the termination of the Company’s consulting arrangement with Dr. Kathleen P. Mullinix, a former director, in November 2017.

The decrease in the fair value of stock options issued to directors and consultants of $70,589 for the year ended December 31, 2017 was due primarily to a charge to operations of $52,604 for the fair value of an immediately and fully-vested stock option granted to a continuing director during the year ended December 31, 2016, which did not occur during the year ended December 31, 2017.

Research and Development. For the year ended December 31, 2017, research and development costs were $467,258, which consisted of the vested portion of the fair value of common stock options and warrants of $32,020 and contractor costs of $435,238, including $105,698 to Theradex in connection with the Phase 1 clinical trial of LB-100. Contractor costs during the year ended December 31, 2017 also included $329,540 incurred with other vendors, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $75,000 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs with Theradex to complete the analysis of the clinical data and to prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100, which process was substantially complete at December 31, 2017. During the year ended December 31, 2017, additional costs of $105,698 were incurred with Theradex in connection with the Phase 1 clinical trial of LB-100.

For the year ended December 31, 2016, research and development costs were $870,006, which consisted of the vested portion of the fair value of stock options of $177,895, and contractor costs of $692,111, including $427,429 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $402,748 or 46.3% in 2017 as compared to 2016, primarily as a result of a decrease of $256,873 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100, and a decrease in the vested portion of the fair value of common stock options and warrants of $145,875.

The decrease in the fair value of stock options issued to directors and consultants of $145,875 for the year ended December 31, 2017 was due primarily to a charge to operations of $98,901 for the fair value of an immediately and fully-vested stock option granted to a consultant for his on-going contributions to the Company during the year ended December 31, 2016, which did not occur during the year ended December 31, 2017.

Interest Income. For the year ended December 31, 2017, the Company had interest income of $1,375, as compared to interest income of $183 for the year ended December 31, 2016.

Net Loss. For the year ended December 31, 2017, the Company incurred a net loss of $1,808,414, as compared to a net loss of $2,134,732 for the year ended December 31, 2016.

Liquidity and Capital Resources – December 31, 2017

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At December 31, 2017, the Company had working capital of $995,041, as compared to working capital of $214,760 at December 31, 2016 (including advances on research and development contract services of $183,490), an increase in working capital of $780,281 for the year ended December 31, 2017. The increase in working capital during the year ended December 31, 2017 was the result of proceeds from the sale of shares of the Company’s common stock aggregating $2,500,000 and the exercise of stock options to acquire 150,000 shares of the Company’s common stock for a total purchase price of $18,000, offset by amounts being utilized to fund the Company’s research and development activities and its ongoing operating expenses, including maintaining and developing its patent portfolio.

At December 31, 2017, the Company had cash of $1,305,748. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 30, 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Operating Activities. For the year ended December 31, 2017, operating activities utilized cash of $1,412,181, as compared to utilizing cash of $1,677,447 for the year ended December 31, 2016, to fund the Company’s Phase 1 clinical trial of LB-100, to support its other ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the year ended December 31, 2017, the Company had no investing activities. For the year ended December 31, 2016, investing activities consisted of a decrease in money market funds of $104,095, due to the liquidation of such funds and the transfer of such amounts to cash.

Financing Activities. For the year ended December 31, 2017, financing activities consisted of the receipt of $1,000,000 and $1,500,000 of proceeds from the sale of 4,000,000 shares and 6,000,000 shares of the Company’s common stock at $0.25 per share in closings occurring in January 2017 and April 2017, respectively. In addition, on July 6, 2017, the Company received $18,000 from a former director for the exercise of stock options to acquire 150,000 shares of the Company’s common stock at $0.12 per share. For the year ended December 31, 2016, financing activities consisted of the receipt of subscription payments totaling $1,750,000 relating to the sale on January 20, 2016 of 175,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of $1,750,000, less a dividend paid on the Company’s Series A Convertible Preferred Stock of $2,000.

Principal Commitments

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health (NIH) for a term of four years. The Surgical Neurology Branch of NINDS is conducting research characterizing a variety of compounds proprietary to the Company, and is examining the potential of the compounds for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and does not imply any endorsement of the material on the part of either party. Under the M-CRADA, the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 is scheduled to be paid on the June 14, 2018 anniversary date of the amendment and is being accreted ratably through such date. During the year ended December 31, 2017, $75,000 was charged to operations with respect to Amendment No. 1 to the M-CRADA and is included in research and development costs.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the years ended December 31, 2017 and 2016.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. The Company recorded charges to operations pursuant to this Collaboration Agreement of $90,000 and $100,000 during the years ended December 31, 2017 and 2016, respectively.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2017 aggregating $197,040, of which $60,740 is included in current liabilities in the Company’s consolidated balance sheet at December 31, 2017.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Research and development contracts	$81,040	$81,040	$—	$—	$—	$—
Consulting agreements	116,000	116,000	—	—	—	—
Total	$197,040	$197,040	$—	$—	$—	$—

Off-Balance Sheet Arrangements

At December 31, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto and the related report of its independent registered public accounting firm are attached to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive and financial officer (who is the same person), to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal year covered by this report. Based on the foregoing, the Company’s principal executive and financial officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management, consisting of its chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting as of December 31, 2016 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or subsequent to the fourth quarter of the year ended December 31, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of the Company as of December 31, 2017. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officer or persons nominated or charged by the Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

The Company’s directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	81	President, Chief Executive Officer, Chief Financial Officer and Director
Dr. Philip F. Palmedo	83	Director
Dr. Stephen J. Forman	69	Director

Biographies of Directors and Executive Officer

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

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he has been devoting 100% of his time to the Company’s business activities since that date.

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

Dr. Palmedo served on the boards of Asset Management Advisors, the Teton Trust Company, EHR Investments and C-Quest Capital, and is currently a member of the Board of Directors of Gyrodyne LLC. He also served on the Board of Trustees of Williams College and of the Stony Brook (University) Foundation, where he chaired the Foundation’s Investment Committee.

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

Dr. Von Hoff was appointed to President Bush’s National Cancer Advisory Board from 2004 to 2010. Dr. Von Hoff is the past President of the American Association for Cancer Research (the world’s largest cancer research organization), a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He is a founder of ILEX™ Oncology, Inc. (acquired by Genzyme in 2004 after Ilex had two agents, alemtuzumab and clofarabine, approved by the FDA for patients with leukemia). Dr. Von Hoff is founder and the Editor Emeritus of Investigational New Drugs – The Journal of New Anticancer Agents; and, Editor-in-Chief of Molecular Cancer Therapeutics. He is a co-founder of the AACR/ASCO Methods in Clinical Cancer Research Workshop.

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2016, except as follows: Dr. Stephen J. Forman and Dr. Philip F. Palmedo did not file the required Statement of Changes in Beneficial Ownership reports on Form 4 with the Securities and Exchange Commission with respect to the grant of stock options to purchase 50,000 shares of common stock effective October 16, 2017 to each such director.

ITEM 11. EXECUTIVE COMPENSATION

Option Grants in 2016 and 2017 - Named Executive Officer

None.

Aggregated Option Exercises in 2016 and 2017 Option Values at December 31, 2016 and at 2017 - Named Executive Officer

None.

Employment Agreements; Compensation

The Company has not entered into any employment agreements with management. Any future compensation arrangements are subject to the approval of the Board of Directors.

During the years ended December 31, 2016 and 2017, the Company did not have any full-time employees.

During the years ended December 31, 2016 and 2017, the Company paid Dr. John S. Kovach, the Company’s Chief Executive Officer and Chief Financial Officer, an annual salary of $60,000. During the year ended December 31, 2016, Dr. Kovach devoted approximately 50% of his time to his academic commitments at SUNY – Stony Brook and approximately 50% of his time to the Company’s business activities.

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he has been devoting 100% of his time to the Company’s business activities since that date.

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

Effective October 16, 2017, in connection with his continuing role as a member of the Company’s Board of Directors, Dr. Philip F. Palmedo was granted fully-vested stock options to purchase 50,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $7,499 ($0.1500 per share), which was charged to operations on the date of grant.

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock option (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock option (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the years ended December 31, 2017 and 2016, the Company recorded a total charge to operations of $5,681 and $25,500, respectively, with respect to these stock options.

Effective October 16, 2017, in connection with his continuing role as a member of the Company’s Board of Directors, Dr. Stephen J. Forman was granted fully-vested stock options to purchase 50,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $7,499 ($0.1500 per share), which was charged to operations on the date of grant.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
John S. Kovach	2017	$60,000	0	0	0	0	0	0	0
Director (3)	2016	$60,000	0	0	0	0	0	0	0
	2015	$60,000	0	0	0	0	0	0	0

Philip F. Palmedo	2017	0	0	0	$7,499	0	0	0	0
Director	2016	0	0	0	$52,604	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Kathleen P. Mullinix	2017	0	0	0	0	0	0	0	0
Director (4)	2016	0	0	0	$17,535	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Stephen J. Forman	2017	0	0	0	$7,499	0	0	0	0
Director	2016	0	0	0	$31,180	0	0	0	0

(1)	Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

(3)	Dr. Kovach is also the Company’s President, Chief Executive officer and Chief Financial Officer.

(4)	Dr. Mullinix resigned from the Company’s Board of Directors for personal reasons on November 22, 2016.

Scientific Advisory Committee Compensation

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, which vested 25,000 shares on June 24, 2014, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. During the years ended December 31, 2017 and 2016, the Company recorded a charge (credit) to operations of $2,492 and $(7,485), respectively, with respect to these stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2018, certain information regarding beneficial ownership of the Company’s common stock (the only class of the Company’s voting equity securities issued and outstanding) by (i) each person or entity who is known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, and (iii) all directors and executive officers of the Company as a group. As of March 1, 2018, there were 58,025,814 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 1, 2018 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Officers, Directors and 5% stockholders

Dr. John S. Kovach
248 Route 25A, No. 2
East Setauket, New York 11733	9,114,503		15.7%

Dr. Philip F. Palmedo
248 Route 25A, No. 2
East Setauket, New York 11733	1,566,020	(1)	2.7%

Dr. Stephen J. Forman
248 Route 25A, No. 2
East Setauket, New York 11733	272,500	(2)	0.5%

All officers and directors as a group (three persons)	10,953,023		18.6%

John and Barbara Kovach 2015 Trust
Eric J. Forman, Trustee
401 Park Avenue South, 10th Floor
New York, New York 10016	8,000,000	(3)	13.8%

Eric J. Forman
401 Park Avenue South, 10th Floor
New York, New York 10016	8,300,000	(4)	14.3%

Gil Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	10,575,095	(5)	17.0%

Dr. Debbie Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	8,274,845	(6)	13.4%

Dr. Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	9,225,000	(7)	14.8%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	3,650,000	(8)	6.3%

Lalit R. Bahl and Kavit K. Kinra
3 Pheasant Run
Setauket, New York 11733	4,000,000		6.9%

Hung Tak Ho
Mayfair by the Sea II
Tower T8, 1/F, Unit A
21 Fo Chun Road Pak ShekKok
Taipo NT, Hong Kong SAR	6,000,000		10.3%

(1) Consists of 1,000,000 shares of common stock owned by the Philip Palmedo Partnership, and 66,020 shares of common stock and stock options to purchase 500,000 shares of common stock owned by Dr. Philip Palmedo. Dr. Palmedo, as the general partner of the Philip Palmedo Partnership, has voting, dispositive and investment control with respect to the 1,000,000 shares of common stock owned by the partnership. All stock options are immediately exercisable or within 60 days.

(2) Consists of 22.500 shares of common stock owned by Dr. Stephen Forman and stock options to purchase 250,000 shares of common stock which are immediately exercisable or within 60 days.

(3) Includes 8,000,000 shares of common stock transferred by John Kovach and his wife, Barbara C.H. Kovach, as grantors, to the John and Barbara Kovach 2015 Trust, an irrevocable trust dated July 6, 2015. The primary beneficiaries of the trust are the two adult daughters of John and Barbara Kovach. Eric J. Forman is the trustee of the John and Barbara Kovach 2015 Trust.

(4) Includes 100,000 shares of common stock owned by Eric J. Forman and stock options to purchase 200,000 shares of common stock. Eric Forman is the husband of Julie (Schwartzberg) Forman, the son-in-law of Gil and Debbie Schwartzberg, and the trustee of the John and Barbara Kovach 2015 Trust. Also includes 8,000,000 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Eric Forman, as trustee, has voting, dispositive and investment control. Excludes 1,120,000 shares of common stock and stock options to purchase 1,750,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the beneficiary, and as to which Eric Forman disclaims beneficial ownership or control. Also excludes 30,000 shares of common stock owned by the Julie Forman 2015 Trust, the beneficiary of which is Cole Forman, the son of Eric and Julie Forman, as to which David Sterling, as trustee, has voting, dispositive and investment control. All stock options are immediately exercisable or within 60 days.

(5) Includes 2,811,912 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Gil Schwartzberg, as trustee, has voting, dispositive and investment control, and stock options to purchase 500,000 shares of common stock owned by Gil Schwartzberg. Also includes 855,068 shares of common stock owned by the Gil Schwartzberg IRA; 638,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control; 1,120,000 shares of common stock and stock options to purchase 1,750,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Gil Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and stock options to purchase 1,750,000 shares of common stock owned by the David N. Sterling Trust, as to which Gil Schwartzberg is the co-trustee. Excludes 2,504,845 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, the wife of Gil Schwartzberg, as to which Gil Schwartzberg disclaims beneficial ownership or control. All stock options are immediately exercisable or within 60 days.

(6) Includes 2,504,845 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, as to which Debbie Schwartzberg, as trustee, has voting, dispositive and investment control. Also includes 1,120,000 shares of common stock and stock options to purchase 1,750,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Debbie Schwartzberg is the co-trustee; and 1,150,000 shares of common stock and stock options to purchase 1,750,000 shares of common stock owned by the David N. Sterling Trust, as to which Debbie Schwartzberg is the co-trustee. Excludes 2,811,912 shares of common stock and stock options to purchase 500,000 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Debbie Schwartzberg, the wife of Gil Schwartzberg, disclaims beneficial ownership or control. Also excludes 855,068 shares of common stock owned by the Gil Schwartzberg IRA, and 638,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control. All stock options are immediately exercisable or within 60 days.

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

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors.For the year ended December 31, 2016, the Company recognized a charge to operations of $25,000 as consulting and advisory fees pursuant to this Advisory Agreement, which were included in general and administrative costs in the Company’s consolidated statements of operations.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2017 and 2016. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg (a significant stockholder of and consultant to the Company), is Vice President of Morgan Stanley Wealth Management and has been involved with the Company’s investment in money market funds.

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

Effective October 16, 2017, in connection with his continuing role as a consultant to the Company, Eric Forman was granted fully-vested stock options to purchase 100,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $14,997 ($0.1500 per share), which was charged to operations on the date of grant.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.C. acted as the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2017 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Weinberg & Company, P.C. for the years ended December 31, 2016 and 2017.

	Years Ended December 31,
	2016	2017
Audit Fees(1)	$62,422	$61,960
Audit-Related Fees(2)	—	—
Tax Fees(3)	10,507	14,352
All Other Fees(4)	—	—
Total	$72,929	$76,312

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under “Audit Fees”.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

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

Date: March 23, 2018		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ JOHN S. KOVACH
	Name:	John S. Kovach
	Title:	President, Chief Executive Officer and Chief
Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	President, Chief Executive Officer and Chief Financial Officer	March 23, 2018
John S. Kovach	Principal Financial and Accounting Officer and Director

/s/ PHILIP F. PALMEDO	Director	March 23, 2018
Philip F. Palmedo

/s/ STEPHEN J. FORMAN	Director	March 23, 2018
Stephen J. Forman

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock.[6]
3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock.[10]
3.6	Bylaws.[2]
10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010.[4]
10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013.[5]
10.3	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013.[5]
10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015.[7]
10.5	Form of First Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[7]
10.6	Form of Second Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[7]
10.7**	Advisory Agreement between Lixte Biotechnology Holdings, Inc. and Dr. Fritz Henn effective as of October 28, 2015.[8]
10.8**	Stock Option Agreement to purchase common stock issued to Dr. Fritz Henn dated October 28, 2015.[8]
10.9	Form of Securities Purchase Agreement dated as of February 24, 2017 between the Company and Lalit Bahl.[10]
10.10	Form of Securities Purchase Agreement dated as of April 3, 2017 between the Company and Hung Tak Hol.[11]
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015, and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015, and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 10, 2015, and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2017, and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2017, and incorporated herein by reference.

*	Filed herewith.

**	Each of these Exhibits constitutes a management contract, compensatory plan or other arrangement.

***	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to the Annual Report on Form 10-K shall be deemed “furnished” but not “filed”.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

We have served as the Company’s auditor since 2008.

Los Angeles, California

March 23, 2018

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$1,305,748	$199,929
Advances on research and development contract services, including $181,510 made to or through Theradex at December 31, 2016	—	183,490
Prepaid expenses and other current assets	62,317	49,992
Total current assets	1,368,065	433,411
Total assets	$1,368,065	$433,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$312,034	$159,595
Research and development contract liabilities, including $0 and $33,216 to Theradex at December 31, 2017 and 2016, respectively	60,990	59,056
Total current liabilities	373,024	218,651

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share redemption value; aggregate redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 58,025,814 shares and 47,875,814 shares at December 31, 2017 and 2016, respectively	5,802	4,787
Additional paid-in capital	20,004,654	17,416,974
Accumulated deficit	(22,515,415)	(20,707,001)
Total stockholders’ equity	995,041	214,760
Total liabilities and stockholders’ equity	$1,368,065	$433,411

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $83,686 and $182,264 to related parties for the years ended December 31, 2017 and 2016, respectively	1,342,531	1,264,909
Research and development costs, including $105,698 and $427,429 to Theradex for the years ended December 31, 2017 and 2016, respectively	467,258	870,006
Total costs and expenses	1,809,789	2,134,915
Loss from operations	(1,809,789)	(2,134,915)
Interest income	1,375	183
Net loss	$(1,808,414)	$(2,134,732)

Net loss per common share – basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding – basic and diluted	55,817,458	47,875,814

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017 and 2016

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2015	175,000	$1,750,000	47,875,814	$4,787	$17,129,815	$(18,572,269)	$312,333
Sale of Series A Convertible Preferred Stock	175,000	1,750,000	—	—	—	—	1,750,000
Stock-based compensation expense	—	—	—	—	287,159	—	287,159
Net loss	—	—	—	—	—	(2,134,732)	(2,134,732)
Balance, December 31, 2016	350,000	3,500,000	47,875,814	4,787	17,416,974	(20,707,001)	214,760
Sale of common stock	—	—	10,000,000	1,000	2,499,000	—	2,500,000
Exercise of common stock options	—	—	150,000	15	17,985	—	18,000
Stock-based compensation expense	—	—	—	—	70,695	—	70,695
Net loss	—	—	—	—	—	(1,808,414)	(1,808,414)
Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,808,414)	$(2,134,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	38,675	109,264
Research and development costs	32,020	177,895
Changes in operating assets and liabilities:
(Increase) decrease in -
Licensing fee receivable	—	200,000
Advances on research and development contract services	183,490	24,187
Prepaid expenses and other current assets	(12,325)	10,930
Increase (decrease) in -
Accounts payable and accrued expenses	152,439	519
Research and development contract liabilities	1,934	(65,510)
Net cash used in operating activities	(1,412,181)	(1,677,447)

Cash flows from investing activities:
Decrease in money market funds	—	104,095
Net cash provided by investing activities	—	104,095

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock	—	1,750,000
Exercise of common stock options	18,000	—
Payment of dividends payable on Series A Convertible Preferred Stock	—	(2,000)
Proceeds from sale of common stock	2,500,000	—
Net cash provided by financing activities	2,518,000	1,748,000

Cash:
Net increase	1,105,819	174,648
Balance at beginning of year	199,929	25,281
Balance at end of year	$1,305,748	$199,929

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

The Company’s common stock is traded on the OTCQB operated by the OTC Markets under the symbol “LIXT”.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because the Company is currently engaged in research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At December 31, 2017, the Company had cash of $1,305,748. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 30, 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Reclassifications

Certain comparative amounts in 2016 have been reclassified to conform to the current year’s presentation. For the year ended December 31, 2016, patent-related legal costs of $431,127 were reclassified from research and development costs to general and administrative costs. For the year ended December 31, 2017, patent-related legal costs of $846,169 were charged directly to general and administrative costs.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Holdings and its wholly-owned subsidiary, Lixte. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

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

Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are expensed as incurred. Patent and licensing costs were $846,169 and $621,734 for the years ended December 31, 2017 and 2016, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Accounting for Preferred Stock

The Company accounts for preferred stock as either equity or debt, depending on the specific characteristics of the security issued. The Series A Convertible Preferred Stock issued by the Company in January 2016 and March 2015 has been classified in stockholders’ equity, as described at Note 3.

Concentration of Risk

The Company periodically contracts with directors, including companies controlled by or associated with directors, to provide consulting services related to the Company’s research and development and clinical trial activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task and can include both cash and non-cash compensation. The only such contract that represents 10% or more of general and administrative or research and development costs is described below.

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company has continued to incur costs to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and to prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100, which process was substantially complete at December 31, 2017.

Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex for the Phase 1 clinical trial of LB-100 aggregated $2,233,248, with approximately 60% of such costs allocated for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. During the years ended December 31, 2017 and 2016, the Company incurred $105,698 and $427,429, respectively, of such clinical trial costs, representing approximately 23% and 49% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2017 and 2016 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue, if any, when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured. The Company did not have any operating revenue through December 31, 2017, and does not expect to recognize any revenue during the year ending December 31, 2018.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2017 and 2016.

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

At December 31, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2017	2016

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock options	7,470,000	8,600,000
Total	11,845,000	12,975,000

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of December 31, 2017, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Effective March 17, 2015, the Company entered into a Securities Purchase Agreement with a stockholder of the Company who owned 10.6% of the Company’s issued and outstanding shares of common stock immediately prior to this transaction, pursuant to which such stockholder purchased 175,000 shares of the Company’s Series A Convertible Preferred Stock at $10.00 per share for an aggregate purchase price of $1,750,000. As the closing price of the Company’s common stock was $0.25 per share on March 17, 2015, which was less than the $0.80 effective price per share of the shares of common stock underlying the Series A Convertible Preferred Stock, there was no beneficial conversion feature associated with this transaction.

Effective January 21, 2016, the Company entered into a Securities Purchase Agreement with the holder of the Series A Convertible Preferred Stock previously sold on March 17, 2015, pursuant to which the Company sold an additional 175,000 shares of Series A Convertible Preferred Stock at $10.00 per share for an aggregate purchase price of $1,750,000. As the closing price of the Company’s common stock was $0.22 per share on January 21, 2016, which was less than the $0.80 effective price per share of the shares of common stock underlying the Series A Convertible Preferred Stock, there was no beneficial conversion feature associated with this transaction.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at December 31, 2017. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company, and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Based on the Company’s licensing revenues of $200,000 for the year ended December 31, 2015, the Company recorded a dividend of $2,000 on the shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2015. The dividend was paid in cash on May 1, 2016.

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

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 5.

4. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $60,000 for the years ended December 31, 2017 and 2016, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

The Company’s principal office facilities are being provided without charge by Dr. Kovach. Such costs were not material to the Company’s consolidated financial statements and, accordingly, have not been reflected therein.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and shareholders. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company. Consideration under this consulting agreement, including subsequent extensions, has been paid exclusively in the form of stock options. On January 28, 2014, the Company entered into a second amendment to the consulting agreement to extend it to January 28, 2019. In conjunction with the second amendment to the consulting agreement, the Company granted to Mr. Schwartzberg stock options to purchase an additional aggregate of 4,000,000 shares of common stock, exercisable for a period of the earlier of five years from the grant date or the termination of the consulting agreement at $0.50 per share, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. Accordingly, all stock-based compensation expense with respect to the January 28, 2014 extension of the consulting agreement was charged to operations during the years ended December 31, 2015 and 2014.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2017 and 2016. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Effective January 1, 2014, the Company entered into an Advisory Agreement with Dr. Kathleen P. Mullinix, a member of the Board of Directors of the Company at that time, effective for an initial term of one year through December 31, 2014 to advise on business development matters. The Advisory Agreement provided for annual cash compensation of $25,000, to be paid in full at the beginning of each year. The term of the Advisory Agreement was automatically extended for a term of one year annually unless a notice of intent to terminate was given by either party at least 90 days before the end of the applicable term. Accordingly, the Advisory Agreement was extended for additional terms of one year effective January 1, 2015 and 2016. Effective November 22, 2016, Dr. Mullinix resigned from the Company’s Board of Directors. For the year ended December 31, 2016, the Company recognized a charge to operations of $25,000 as consulting and advisory fees pursuant to this Advisory Agreement, which is included in general and administrative costs in the Company’s consolidated statements of operations.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 5. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $35,676 and $109,264 for the years ended December 31, 2017 and 2016, respectively.

5. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of December 31, 2017, unexpired stock options for 1,350,000 shares were issued and outstanding under the 2007 Plan.

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

For stock options requiring an assessment of value during the year ended December 31, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18% to 2.47%
Expected dividend yield	0%
Expected volatility	308.51 to 332.63%
Expected life	1.5 to 5.0 years

For stock options requiring an assessment of value during the year ended December 31, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.60% to 1.93%
Expected dividend yield	0%
Expected volatility	196.75% to 226.44%
Expected life	2.0 to 5.0 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. The unvested portion of the fair value of the stock options was charged to operations ratably from December 24, 2013 through June 24, 2017. During the years ended December 31, 2017 and 2016, the Company recorded a charge (credit) to operations of $2,492 and $(7,485), respectively, with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vested on September 14, 2017 and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measured the non-vested stock options to fair value at the end of each reporting period through September 30, 2017. During the years ended December 31, 2017 and 2016, the Company recorded a charge to operations of $29,528 and $70,155, respectively, with respect to these common shares and warrants.

On November 28, 2015, the Company entered into a two-year advisory agreement with Dr. Fritz Henn, M.D., Ph.D., for consultation and advice on the development of certain of the Company’s products for clinical neurological and neuropsychiatric applications. Dr. Henn is an internationally recognized investigative neuroscientist and psychiatrist. In connection with the advisory agreement, and as sole compensation, Dr. Henn was granted stock options to purchase 200,000 shares of the Company’s common stock, with 100,000 shares vesting on November 28, 2015, and 100,000 shares vesting on November 28, 2016. The stock options are exercisable for a period of five years from the grant date at $0.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $103,360 ($0.5168 per share), of which $51,680 was attributable to the stock options fully-vested on November 28, 2015 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from November 28, 2015 through November 28, 2016. During the year ended December 31, 2016, the Company recorded a charge to operations of $16,324 with respect to these stock options.

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

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock option (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock option (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the years ended December 31, 2017 and 2016, the Company recorded a total charge to operations of $5,681 and $25,500, respectively, with respect to these stock options.

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

Effective October 16, 2017, in connection with his continuing role as a member of the Company’s Board of Directors, Dr. Philip F. Palmedo was granted fully-vested stock options to purchase 50,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $7,499 ($0.1500 per share), which was charged to operations on the date of grant.

Effective October 16, 2017, in connection with his continuing role as a member of the Company’s Board of Directors, Dr. Stephen J. Forman was granted fully-vested stock options to purchase 50,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $7,499 ($0.1500 per share), which was charged to operations on the date of grant.

Effective October 16, 2017, in connection with his continuing role as a consultant to the Company, Eric Forman was granted fully-vested stock options to purchase 100,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $14,997 ($0.1500 per share), which was charged to operations on the date of grant.

Effective October 16, 2017, in connection with her continuing role as a consultant to the Company, Jane Trigg was granted fully-vested stock options to purchase 20,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,999 ($0.1500 per share), which was charged to operations on the date of grant.

Total stock-based compensation expense was $70,695 and $287,159 for the years ended December 31, 2017 and 2016, respectively.

A summary of stock option activity during the years ended December 31, 2017 and 2016 is presented in the tables below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2015	7,950,000	$0.697
Granted	1,400,000	0.156
Exercised	—	—
Expired	(750,000)	0.993
Stock options outstanding at December 31, 2016	8,600,000	0.583
Granted	220,000	0.150
Exercised	(150,000)	0.120
Expired	(1,200,000)	0.796
Stock options outstanding at December 31, 2017	7,470,000	$0.545	1.90

Stock options exercisable at December 31, 2016	7,975,000	$0.501
Stock options exercisable at December 31, 2017	7,470,000	$0.545	1.90

There was no deferred compensation expense for the outstanding value of unvested stock options at December 31, 2017.

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2017:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	450,000	450,000
$0.130	100,000	100,000
$0.150	320,000	320,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$2.000	500,000	500,000
	7,470,000	7,470,000

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2017 was approximately $28,600, based on a fair market value of $0.1650 per share on December 31, 2017.

All outstanding options to acquire shares of the Company’s common stock were vested at December 31, 2017.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are summarized below. The calculations presented below at December 31, 2017 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	December 31,
	2017	2016
Start-up and organization costs	$19,000	$35,000
Research credits	316,000	261,000
Stock-based compensation	407,000	860,000
Net operating loss carryforwards	4,020,000	5,138,000
Total deferred tax assets	4,762,000	6,294,000
Valuation allowance	(4,762,000)	(6,294,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017 and 2016, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2017 and 2016 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016

U. S. federal statutory tax rate	(35.0)%	(35.0)%
Expirations related to stock-based compensation	13.4%	7.6%
Adjustment to deferred tax asset	(1.0)%	3.3%
Change in valuation allowance	22.6%	24.1%
Effective tax rate	0.0%	0.0%

At December 31, 2017, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $14,060,000 and $14,223,000, respectively, which, if not utilized earlier, expire through 2037.

7. Commitments and Contingencies

The Company may be subject to legal proceedings from time to time as part of its business. As of December 31, 2017, the Company was not subject to any pending or threatened legal actions or claims.

Significant agreements and contracts are summarized as follows:

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health (NIH) for a term of four years. The Surgical Neurology Branch of NINDS is conducting research characterizing a variety of compounds proprietary to the Company and is examining the potential of the compounds for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material is for research only and does not imply any endorsement of the material on the part of either party. Under the M-CRADA, the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 is scheduled to be paid on the June 14, 2018 anniversary date of the amendment and is being accreted ratably through such date. During the year ended December 31, 2017, $75,000 was charged to operations and is included in research and development costs with respect to Amendment No. 1.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the years ended December 31, 2017 and 2016.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 5. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. The Company recorded charges to operations pursuant to this Collaboration Agreement of $90,000 and $100,000 during the years ended December 31, 2017 and 2016, respectively.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2017 aggregating $197,040, of which $60,740 is included in current liabilities in the Company’s consolidated balance sheet at December 31, 2017.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Research and development contracts	$81,040	$81,040	$—	$—	$—	$—
Consulting agreements	116,000	116,000	—	—	—	—
Total	$197,040	$197,040	$—	$—	$—	$—

8. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the Securities and Exchange Commission. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

