Form 10-Q
period 2018-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2018-04-27
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]*	Smaller reporting company [X]
*(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 1, 2018, the Company had 58,025,814 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
AND SUBSIDIARY

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current assets:
Cash	$808,038	$1,305,748
Prepaid expenses and other current assets	46,521	62,317
Total current assets	854,559	1,368,065
Total assets	$854,559	$1,368,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$188,488	$312,034
Research and development contract liabilities	50,190	60,990
Total current liabilities	238,678	373,024

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 58,025,814 shares	5,802	5,802
Additional paid-in capital	20,004,654	20,004,654
Accumulated deficit	(22,894,575)	(22,515,415)
Total stockholders’ equity	615,881	995,041
Total liabilities and stockholders’ equity	$854,559	$1,368,065

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $12,000 and $15,844 to related parties for the three months ended March 31, 2018 and 2017, respectively	354,070	477,360
Research and development costs, including $0 and $64,615 to Theradex for the three months ended March 31, 2018 and 2017, respectively	25,689	143,244
Total costs and expenses	379,759	620,604
Loss from operations	(379,759)	(602,604)
Interest income	599	12
Net loss	$(379,160)	$(620,592)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	58,025,814	49,431,370

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2018

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041
Net loss	—	—	—	—	—	(379,160)	(379,160)
Balance, March 31, 2018	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,894,575)	$615,881

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(379,160)	$(620,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	—	3,844
Research and development costs	—	68,095
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	—	183,490
Prepaid expenses and other current assets	15,796	362
Increase (decrease) in -
Accounts payable and accrued expenses	(123,546)	52,630
Research and development contract liabilities	(10,800)	(16,822)
Net cash used in operating activities	(497,710)	(328,993)

Cash flows from financing activities:
Proceeds from sale of common stock	—	1,000,000
Net cash provided by financing activities	—	1,000,000

Cash:
Net increase (decrease)	(497,710)	671,007
Balance at beginning of period	1,305,748	199,929
Balance at end of period	$808,038	$870,936

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

1. Organization and Basis of Presentation

The condensed consolidated financial statements of the Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at March 31, 2018, and for the three months ended March 31, 2018 and 2017, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2018, and the results of its operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements at such date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2018, the Company had cash of $808,038. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Reclassifications

Certain comparative amounts in 2017 have been reclassified to conform to the current year’s presentation. Other than the reclassification for comparability of $159,611 of patent-related legal costs from research and development costs to general and administrative costs in the condensed consolidated statement of operations for the three months ended March 31, 2017, these reclassifications were immaterial, both individually and in the aggregate. These changes did not impact the loss from operations or net loss.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are expensed as incurred. Patent and licensing costs were $217,659 and $315,354 for the three months ended March 31, 2018 and 2017, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex for the Phase 1 clinical trial of LB-100 aggregated $2,233,248, with approximately 60% of such costs allocated for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. During the three months ended March 31, 2018 and 2017, the Company incurred $0 and $64,615, respectively, of such clinical trial costs, representing approximately 0% and 45% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2018 and December 31, 2017 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2018, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At March 31, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2018	2017

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock options, including options issued in the form of warrants	7,470,000	8,600,000
Total	11,845,000	12,975,000

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 did not have any impact on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 did not have any impact on the Company’s financial statement presentation or disclosures.

Recently Issued Accounting Standards

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

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 12.5 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have a cash liquidation preference.

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at December 31, 2017. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company and does not have any registration rights.

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

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended March 31, 2018 and 2017, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended March 31, 2018 and 2017. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 and $3,844 for the three months ended March 31, 2018 and 2017, respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of March 31, 2018, unexpired stock options for 1,350,000 shares were issued and outstanding under the 2007 Plan.

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

There were no stock options requiring an assessment of value during the three months ended March 31, 2018.

For stock options requiring an assessment of value during the three months ended March 31, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18%
Expected dividend yield	0%
Expected volatility	311.11%
Expected life	2.7 to 3.5 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. The unvested portion of the fair value of the stock options was charged to operations ratably from December 24, 2013 through June 24, 2017. During the three months ended March 31, 2017, the Company recorded a charge to operations of $12,138 with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vested on September 14, 2017 and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measured the non-vested stock options to fair value at the end of each reporting period through September 30, 2017. During the three months ended March 31, 2017, the Company recorded a charge to operations of $55,957 with respect to these common shares and warrants.

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

Total stock-based compensation expense was $0 and $71,939 for the three months ended March 31, 2018 and 2017, respectively.

A summary of stock option activity, including options issued in the form of warrants, during the three months ended March 31, 2018 is presented in the table below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2017	7,470,000	$0.545
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at March 31, 2018	7,470,000	$0.545	1.66

Stock options exercisable at December 31, 2017	7,470,000	$0.545
Stock options exercisable at March 31, 2018	7,470,000	$0.545	1.66

There was no deferred compensation expense for the outstanding value of unvested stock options at March 31, 2018.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, are as follows at March 31, 2018:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	450,000	450,000
$0.130	100,000	100,000
$0.150	320,000	320,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$2.000	500,000	500,000
	7,470,000	7,470,000

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2018 was approximately $2,300, based on a fair market value of $0.1250 per share on March 31, 2018.

All outstanding options to acquire shares of the Company’s common stock were vested at March 31, 2018.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

The Company may be subject to legal proceedings from time to time as part of its business. As of March 31, 2018, the Company was not subject to any pending or threatened legal actions or claims.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 is scheduled to be paid on the June 14, 2018 anniversary date of the amendment and is being accreted ratably through such date. During the three months ended March 31, 2018, $12,500 was charged to operations and is included in research and development costs with respect to Amendment No. 1.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. In April 2018, it was again mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from February 1, 2018 through June 30, 2018. The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,000 and $0 during the three months ended March 31, 2018 and 2017, respectively.

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement (the “Agreement”) with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research (“INSERM”), for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement (“MTA”) with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain when the Company may reach any of the development or commercialization milestones under the Agreement, if at all.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2018 aggregating $109,740, of which $49,940 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2018. Amounts included in the 2018 column represent amounts due at March 31, 2018 for the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Research and development contracts	$67,740	$67,740	$—	$—	$—	$—
Consulting agreements	42,000	42,000	—	—	—	—
Total	$109,740	$109,740	$—	$—	$—	$—

8. Subsequent Events

Effective April 2, 2018, the Company entered into a Consulting Agreement with Liberi Life Consultancy BV for consulting and advisory services with respect to sales, licensing and the procurement of investors. The term of the agreement was for two years and provides for the payment of a fixed, one time retainer of EURO 15,000 (US $18,348) and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from advisor leads during the term of the agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the agreement.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2018, the Company had cash of $808,038. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 included elsewhere in this document.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of the Company’s critical accounting policies is presented in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2018.

Plan of Operation

Overview of Plans

The Company has two classes of drugs under development for the treatment of cancer, consisting of protein phosphatase inhibitors (PTase-i), designated by the Company as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by the Company as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class and may be useful in the treatment of not only several types of cancer, but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

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

The LB-200 series consists of histone deacetylase inhibitors. Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi has broad activity against many cancer types, has neuroprotective activity, and has anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease). LB-200 has not yet advanced to the clinical stage and will require additional capital to fund further development.

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

Results of Operations

At March 31, 2018, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

Certain comparative amounts in 2017 have been reclassified to conform to the current year’s presentation. For the three months ended March 31, 2017, patent-related legal costs of $159,611 were reclassified from research and development costs to general and administrative costs.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2018	2017

Revenues	$—	$—

Costs and expenses:
General and administrative costs	354,070	477,360
Research and development costs	25,689	143,244
Total costs and expenses	379,759	620,604
Loss from operations	(379,759)	(620,604)
Interest income	599	12
Net loss	$(379,160)	$(620,592)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	58,025,814	49,431,370

Three Months Ended March 31, 2018 and 2017

Revenues. The Company did not have any revenues for the three months ended March 31, 2018 and 2017.

General and Administrative Costs. For the three months ended March 31, 2018, general and administrative costs were $354,070, which consisted of patent and licensing legal fees and costs of $217,659, other consulting and professional fees of $90,246, insurance expense of $12,796, officer’s salary and related costs of $16,965, stock transfer fees of $3,924, filing fees of $6,294, travel and entertainment costs of $254, listing fees of $3,000, and other operating costs of $2,932.

For the three months ended March 31, 2017, general and administrative costs were $477,360, which consisted of patent and licensing legal fees and costs of $315,354, the fair value of stock options issued to directors and consultants of $3,844, consulting and professional fees of $103,765, insurance expense of $13,453, officer’s salary and related costs of $17,023, stock transfer fees of $2,338, conference fees of $6,922, filing fees of $5,299, travel and entertainment costs of $2,264, listing fees of $2,500, and other operating costs of $4,598.

General and administrative costs decreased by $123,290 or 25.8% in 2018 as compared to 2017, primarily as a result of a decrease of $97,695 in patent and licensing legal fees and costs, a decrease of $13,519 in other consulting and professional fees, and a decrease of $6,922 in conference fees. The decrease in consulting and professional fees was principally due to a decrease in corporate legal fees of $11,195.

Research and Development Costs. For the three months ended March 31, 2018, research and development costs were $25,689, which consisted of contractor costs of $25,689 primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $12,500 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs with Theradex to complete the analysis of the clinical data and to prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100, which process was substantially complete at December 31, 2017. During the three months ended March 31, 2018, no additional costs were incurred with Theradex in connection with the Phase 1 clinical trial of LB-100.

For the three months ended March 31, 2017, research and development costs were $143,244, which consisted of the vested portion of the fair value of stock options of $68,095, and contractor costs of $75,149, including $64,615 to Theradex in connection with the Phase 1 clinical trial of LB-100.

Research and development costs decreased by $117,555 or 82.1% in 2018 as compared to 2017, primarily as a result of a decrease of $49,460 in contractor costs, attributable primarily to Theradex, reflecting the wind down of the Phase 1 clinical trial of LB-100, and a decrease in the vested portion of the fair value of common stock options and warrants of $68,095.

The decrease in the fair value of stock options issued to directors and consultants of $68,095 for the three months March 31, 2018 was due primarily to a charge to operations of $55,957during the three months ended March 31, 2017 for the amortization of vesting stock options to acquire 500,000 shares of the Company’s common stock that were issued to BioPharmaWorks on September 14, 2015.

Interest Income. For the three months ended March 31, 2018, the Company had interest income of $599, as compared to interest income of $12 for the three months ended March 31, 2017.

Net Loss. For the three months ended March 31, 2018, the Company incurred a net loss of $379,160, as compared to a net loss of $620,592 for the three months ended March 31, 2017.

Liquidity and Capital Resources – March 31, 2018

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At March 31, 2018, the Company had working capital of $615,881, as compared to working capital of $995,041 at December 31, 2017, a decrease in working capital of $379,160 for the three months ended March 31, 2018. The decrease in working capital during the three months ended March 31, 2018 was the result of amounts being utilized to fund the Company’s research and development activities and its ongoing operating expenses, including maintaining and developing its patent portfolio.

At March 31, 2018, the Company had cash of $808,038. The Company believes that it has sufficient working capital resources to fund the Company’s ongoing business activities through approximately June 2018. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Operating Activities. For the three months ended March 31, 2018, operating activities utilized cash of $497,710, as compared to utilizing cash of $328,993 for the three months ended March 31, 2017, to fund the Company’s ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the three months ended March 31, 2018 and 2017, the Company had no investing activities.

Financing Activities. For the three months ended March 31, 2018, the Company had no financing activities. For the three months ended March 31, 2017, financing activities consisted of the receipt of $1,000,000 of proceeds from the sale of 4,000,000 shares of the Company’s common stock at $0.25 per share in a closing occurring in January 2017.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount is scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 is scheduled to be paid on the June 14, 2018 anniversary date of the amendment and is being accreted ratably through such date. During the three months ended March 31, 2018, $12,500 was charged to operations and is included in research and development costs with respect to Amendment No. 1.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement has been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. In April 2018, it was again mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from February 1, 2018 through June 30, 2018. The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,000 and $0 during the three months ended March 31, 2018 and 2017, respectively.

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement (the “Agreement”) with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research (“INSERM”), for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement (“MTA”) with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain when the Company may reach any of the development or commercialization milestones under the Agreement, if at all.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2018 aggregating $109,740, of which $49,940 is included in current liabilities in the Company’s condensed consolidated balance sheet at March 31, 2018. Amounts included in the 2018 column represent amounts due at March 31, 2018 for the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Research and development contracts	$67,740	$67,740	$—	$—	$—	$—
Consulting agreements	42,000	42,000	—	—	—	—
Total	$109,740	$109,740	$—	$—	$—	$—

Off-Balance Sheet Arrangements

At March 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 23, 2018 (the “2017 Form 10-K”). The Risk Factors set forth in the 2017 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2017 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: April 27, 2018	By:	/s/ JOHN S. KOVACH
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

