Form 10-Q
period 2018-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2018-08-02
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

As of August 1, 2018, the Company had 58,025,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current assets:
Cash	$535,995	$1,305,748
Prepaid expenses and other current assets	39,900	62,317
Total current assets	575,895	1,368,065
Prepaid expense, less current portion	6,880	—
Total assets	$582,775	$1,368,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$275,874	$312,034
Research and development contract liabilities	62,440	60,990
Total current liabilities	338,314	373,024

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 58,025,814 shares	5,802	5,802
Additional paid-in capital	20,004,654	20,004,654
Accumulated deficit	(23,265,995)	(22,515,415)
Total stockholders’ equity	244,461	995,041
Total liabilities and stockholders’ equity	$582,775	$1,368,065

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $12,000 and $13,847 to related parties for the three months ended June 30, 2018 and 2017, respectively, and $24,000 and $29,691 to related parties for the six months ended June 30, 2018 and 2017, respectively	330,839	278,377	684,909	755,737
Research and development costs, including $64,615 to Theradex for the six months ended June 30, 2017	41,106	14,559	66,795	157,803
Total costs and expenses	371,945	292,936	751,704	913,540
Loss from operations	(371,945)	(292,936)	(751,704)	(913,540)
Interest income	525	152	1,124	164
Net loss	$(371,420)	$(292,784)	$(750,580)	$(913,376)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	58,025,814	57,678,012	58,025,814	53,577,471

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2018

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041
Net loss	—	—	—	—	—	(750,580)	(750,580)
Balance, June 30, 2018	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(23,265,995)	$244,461

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(750,580)	$(913,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	—	5,681
Research and development costs	—	16,060
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	—	181,329
Prepaid expenses and other current assets	15,537	19,719
Increase (decrease) in -
Accounts payable and accrued expenses	(36,160)	41,498
Research and development contract liabilities	1,450	(18,341)
Net cash used in operating activities	(769,753)	(667,430)

Cash flows from financing activities:
Proceeds from sale of common stock	—	2,500,000
Net cash provided by financing activities	—	2,500,000

Cash:
Net increase (decrease)	(769,753)	1,832,570
Balance at beginning of period	1,305,748	199,929
Balance at end of period	$535,995	$2,032,499

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2018 and 2017

1. Organization and Basis of Presentation

The condensed consolidated financial statements of the Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at June 30, 2018, and for the three months and six months ended June 30, 2018 and 2017, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2018, and the results of its operations for the three months and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements at such date.

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

At June 30, 2018, the Company had cash of $535,995 available to fund its operations. The Company will need to raise additional capital during the quarter ending December 31, 2018 to fund its ongoing business activities. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Reclassifications

Certain comparative amounts in 2017 have been reclassified to conform to the current year’s presentation. Other than the reclassification for comparability of $122,810 and $282,421 of patent-related legal costs from research and development costs to general and administrative costs in the condensed consolidated statements of operations for the three months and six months ended June 30, 2017, respectively, these reclassifications were immaterial, both individually and in the aggregate. These changes did not impact loss from operations or net loss for the three months and six months ended June 30, 2017.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are expensed as incurred. Patent and licensing costs were $243,153 and $172,394 for the three months ended June 30, 2018 and 2017, respectively, and $460,813 and $487,748 for the six months ended June 30, 2018 and 2017, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s condensed consolidated statements of operations.

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

On September 21, 2012, the Company entered into a work order agreement with Theradex, the CRO responsible for the clinical development of the Company’s lead anti-cancer compound LB-100, to manage and administer the Phase 1 clinical trial of LB-100. The Phase 1 clinical trial of LB-100, which began during April 2013 with the entry of patients into the clinical trial, was carried out by nationally recognized comprehensive cancer centers. The patient accrual goal was reached in April 2016 and the clinical trial was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. Thereafter, the Company continued to incur costs to complete the analysis of the clinical data, reconcile and pay the remaining costs owed to the participating clinical sites, and to prepare and submit the required Clinical Study Report to the United States Food and Drug Administration (“FDA”) on the completed Phase 1 clinical trial of LB-100, which process was substantially complete at December 31, 2017.

Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex for the Phase 1 clinical trial of LB-100 aggregated $2,233,248, with approximately 60% of such costs allocated for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. During the three months ended June 30, 2018 and 2017, the Company did not incur any such clinical trial costs. During the six months ended June 30, 2018 and 2017, the Company incurred $0 and $64,615, respectively, of such clinical trial costs, representing approximately 0% and 41% of research and development costs for such periods. Costs pursuant to this agreement are included in research and development costs in the Company’s condensed consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2018 and December 31, 2017 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2018, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, allows for the acceleration of expensing for certain business assets, requires companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries, and eliminates U.S. federal income tax on dividends from foreign subsidiaries.

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

At June 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 did not have any impact on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU 2017-11 in the quarter beginning January 1, 2018. The adoption of ASU 2017-11 did not have any impact on the Company’s financial statement presentation or disclosures.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at June 30, 2018. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.0001). As of June 30, 2018 and December 31, 2017, the Company had 58,025,814 shares of common stock issued and outstanding.

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

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended June 30, 2018 and 2017, and $30,000 for the six months ended June 30, 2018 and 2017, respectively, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended June 30, 2018 and 2017, and $24,000 for the six months ended June 30, 2018 and 2017, respectively. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 and $1,837 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $5,681 for the six months ended June 30, 2018 and 2017,respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of June 30, 2018, unexpired stock options for 1,350,000 shares were issued and outstanding under the 2007 Plan.

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

There were no stock options requiring an assessment of value during the six months ended June 30, 2018.

For stock options requiring an assessment of value during the six months ended June 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18% to 1.53%
Expected dividend yield	0%
Expected volatility	308.51% to 311.11%
Expected life	1.5 to 3.5 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. The unvested portion of the fair value of the stock options was charged to operations ratably from December 24, 2013 through June 24, 2017. During the three months and six months ended June 30, 2017, the Company recorded a (credit) charge to operations of ($9,646) and $2,492, respectively, with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vested on September 14, 2017 and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measured the non-vested stock options to fair value at the end of each reporting period through September 30, 2017. During the three months and six months ended June 30, 2017, the Company recorded a (credit) charge to operations of ($42,389) and $13,568, respectively, with respect to these warrants.

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock option (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock option (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the three months and six months ended June 30, 2017, the Company recorded charges to operations of $1,837 and $5,681, respectively, with respect to these stock options.

Total stock-based compensation expense (credit) was $0 and ($50,198) for the three months ended June 30, 2018 and 2017, respectively. Total stock-based compensation expense was $0 and $21,741 for the six months ended June 30, 2018 and 2017, respectively.

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2018 is presented in the table below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2017	7,470,000	$0.545
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at June 30, 2018	7,470,000	$0.545	1.41

Stock options exercisable at December 31, 2017	7,470,000	$0.545
Stock options exercisable at June 30, 2018	7,470,000	$0.545	1.41

There was no deferred compensation expense for the outstanding value of unvested stock options at June 30, 2018.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, are as follows at June 30, 2018:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	450,000	450,000
$0.130	100,000	100,000
$0.150	320,000	320,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$2.000	500,000	500,000
	7,470,000	7,470,000

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2018 was approximately $203,460, based on a fair market value of $0.2780 per share on June 30, 2018.

All outstanding options to acquire shares of the Company’s common stock were vested at June 30, 2018.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of June 30, 2018, the Company was not subject to any pending or threatened legal actions or claims.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date. During the three months and six months ended June 30, 2018, $12,500 and $25,000, respectively, was charged to operations and is included in research and development costs with respect to Amendment No. 1. Prior to the payment of the second installment of $50,000, NINDS and the Company agreed to defer such payment, which has been fully accrued at June 30, 2018, until further collaborative plans have been established.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement had been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2018 and 2017, and $8,000 during the six months ended June 30, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. In April 2018, it was again mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from February 1, 2018 through June 30, 2018. The Company recorded charges to operations pursuant to this Collaboration Agreement of $0 and $30,000 during the three months ended June 30, 2018 and 2017, respectively, and $10,000 and $30,000 during the six months ended June 30, 2018 and 2017, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s condensed consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 during the three months and six months ended June 30, 2018. At June 30, 2018, the unamortized balance of the retainer payment was $16,054, of which $9,174 was classified as a current asset and $6,880 was classified as a non-current asset at such date.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2018 aggregating $105,740, of which $62,440 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2018. Amounts included in the 2018 column represent amounts due at June 30, 2018 for the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Research and development contracts	$67,740	$67,740	$—	$—	$—	$—
Consulting agreements	38,000	38,000	—	—	—	—
Total	$105,740	$105,740	$—	$—	$—	$—

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

At June 30, 2018, the Company had cash of $535,995 available to fund its operations. The Company will need to raise additional capital during the quarter ending December 31, 2018 to fund its ongoing business activities. The next steps in the development of the Company’s lead anti-cancer compound LB-100 are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2018 and 2017 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2018 and 2017 included elsewhere in this document.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of the Company’s critical accounting policies is presented in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2018.

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

Collaborations with leading academic research centers in the United States, Europe and Asia have established the breadth of activity of LB-100 in pre-clinical models of several major cancers. There is considerable scientific interest in LB-100 because it exerts its activity by a novel mechanism and is the first of its type to be evaluated so broadly in multiple animal models of cancer and now in human beings. LB-100 is one a series of serine/threonine phosphatase (s/t ptase) inhibitors designed by the Company. The s/t ptases are ubiquitous enzymes that regulate many cell signaling networks important to cell growth, division and death. The s/t ptases have long been appreciated as potentially important targets for anti-cancer drugs. However, because of the multi- functionality of these enzymes, it had been widely held that pharmacologic inhibitors of s/t ptases would be too toxic to allow their development as anti-cancer treatments, but the Company has shown that this is not the case. LB-100 was well tolerated at doses associated with objective regression (significant tumor shrinkage) and/or the arresting of tumor progression in patients with progressive cancers.

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

At this time, the Company is not aware of any compound in clinical study that is a potent inhibitor of PP2A. Revlimid (Celgene) has recently been recognized to have weak PP2A activity, which presumably underlies its effects in MDS. Over 30 articles have been published reporting the anti-cancer activity of LB-100 against many different types of human cancers in model systems. As a result, the Company believes that some pharmaceutical companies are either evaluating LB-100 and/or designing their own inhibitors of PP2A. The Company’s patent portfolio includes composition of matter and multiple uses of LB-100 and analogs and PP2A inhibition in general for multiple cancers and non-neoplastic diseases.

The LB-200 series consists of histone deacetylase inhibitors (HDACi). Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, has neuroprotective activity, and has anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease). LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of the Company’s focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, the Company has decided not to actively pursue the pre-clinical development of its LB-200 series of compounds at this time. The Company intends to only maintain its composition of matter patents for LB-200.

Operating Plans

LB-100 Anti-Cancer Targets and Recent Developments

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

Recent extensive pre-clinical studies of the Company’s lead PP2A inhibitor, LB-100, raise the possibility that LB-100 has the potential to enhance the effectiveness of the now widely used PD-1 inhibitors that attack a variety of cancers by activating the patient’s own immune system to reject their own tumors (Ho et al. (2018) Pharmacologic inhibition of protein phosphatase-2A achieves durable immune-mediated antitumor activity when combined with PD-1 blockade. Nature Communications (2018), 9:2126; Maggio et al. (2017) PD-1 Antagonism With Concurrent Competitive Inhibition Of PP2A Promotes Enhanced Regression Of Intracranial Glioblastoma. Neuro-Oncology, (2017) 19(6): vi75. DOI: 10.1093/neuonc/nox168.306). If these findings were confirmed inclinical studies, there could potentially be multiple clinical applications of combination therapy with a PD-1 inhibitor plus LB-100. The Company is focusing on the use of such combinations clinically because the dose of LB-100 required in the model systems to enhance PD-1 effectiveness is very low, about 20% of a readily tolerable dose of LB-100 given alone in humans (Chung V et al. (2017) Safety, tolerability, and preliminary activity of LB-100, an inhibitor of protein phosphatase 2A, in patients with relapsed solid tumors. Clinical Cancer Research (2017) DOI: 10.1158/1078-0432.CCR-16-2299). In the animal models, there was no evidence that LB-100 potentiation of PD-100 immunological repression of cancers is accompanied by autoimmune toxicity to normal tissue targets.

In addition, an entirely new application of LB-100 to a specific class of hematologic cancers called B cell leukemias and lymphomas was reported by a group of hematological cancer experts from several national cancer centers in the journal Cell (Xiao et al. (2018) B-Cell-Specific Diversion of Glucose Carbon Utilization Reveals a Unique Vulnerability in B Cell Malignancies. Cell (2018) 173:1-15). The seminal finding was that B cell cancers in general require overexpression of PP2A for survival, and that in multiple pre-clinical models and in isolated human B cell cancers, LB-100 is highly inhibitory. The journal Cell is a peer-reviewed scientific journal publishing research papers across a broad range of disciplines within the life sciences.

The following is a news release regarding this novel finding issued by the City of Hope Comprehensive Cancer Center, Duarte, California, on March 14, 2018 (the Phase 1 clinical trial of LB-100 was conducted in part at the City of Hope Comprehensive Cancer Center):

B cells are a type of white blood cell known for producing antibodies in the human immune system and play an important role in the immune defense against infections caused by viruses or bacteria.

However, the ability of B cells to make antibodies through a series of DNA-recombination events comes with the risk of DNA lesions that may cause malignant transformation and cancer. In B cells, cancer-causing aberrations typically result in leukemia and lymphoma.

In a new paper published today in the journal Cell, a team of researchers led by City of Hope’s Markus Müschen, M.D., Ph.D., chair of the Department of Systems Biology and holder of The Norman and Sadie Lee Foundation Professorship in Pediatrics, and Gang Xiao, Ph.D., assistant research professor in the Department of Systems Biology, report on the discovery of a new therapeutic target for these B cell malignancies.

All cells need energy to survive. But the team found — through a series of studies in animal models — that B cells and B cell-derived tumors convert sugar and nutrients into energy in a way that is fundamentally different from other cells. The process involves an enzyme called PP2A and its newly discovered ability to redirect energy metabolites from sugars into a pathway that generates antioxidants to protect cells from damage during metabolism.

In other cell types, PP2A is dispensable because other molecules can provide antioxidant protection. In contrast, B cells and B cell leukemia and lymphoma cells critically depend on PP2A. When the researchers removed PP2A in B cells through genetic deletion of the PP2A gene, this had little effect on other cells but induced acute death in B cell leukemia and lymphoma cells.

“Other cells try to balance generation of building blocks for growth with protection against oxidative stress, which can cause damage to the cells,” said Müschen, corresponding author on the paper. “In B cell tumors, this balance is heavily tilted toward growth, so these cells are very sensitive to oxidative stress.”

This makes B cell tumors, including leukemia and lymphoma, vulnerable, according to Xiao. “In our paper, we show several new strategies of how this vulnerability can be targeted to kill B cell tumors but spare normal cells,” he said.

One such strategy is a drug that can further skew the balance in energy metabolism by targeting PP2A. It is called LB-100 and is already in a clinical trial at City of Hope.

“We think that the same mechanism used to target B cell tumors could also work in autoimmune diseases, in which uncontrolled B cells make self-destructive antibodies causing type 1diabetes, lupus, rheumatoid arthritis and other serious diseases,” Müschen said. “We think that targeting this pathway with LB-100 and similar drugs may be beneficial for patients with B cell tumors, as our paper shows, but perhaps also for patients with B cell autoimmune diseases.

“The unique way that B cells and B cell-derived tumors consume glucose encourages us to discover more regulating molecules in addition to PP2A, which was identified in this study,” Xiao added. “As we accumulate this type of knowledge, we may be able to exacerbate the vulnerability of B cell tumors and/or improve the fitness of normal lymphocytes in the immune system to help them defend our bodies.”

Müschen and Xiao worked with others at City of Hope and collaborators from UCLA, UC San Francisco, Jena University in Germany, the University of British Columbia, Dana Farber Cancer Institute and Harvard Medical School on the studies and resulting Cell paper, “B Cell-specific Diversion of Glucose Carbon Utilization Reveals a Unique Vulnerability in B Cell Malignancies.”

Near-Term Objectives

The Company’s immediate goals are to demonstrate significant therapeutic benefit of LB-100, the Company’s lead anti-cancer clinical compound, against one or more specific human cancers in Phase 2 clinical trials. The Company has several attractive targets for new therapies incorporating LB-100. The potentiation of cancer immunotherapy by adding LB-100 to regimens of PD-1 blockers, as reported by Ho et al (2018), and the unexpected findings of Muschen et al (2018) that a metabolic imbalance involving over activity of the enzyme PP2A in B cell cancers, which is the target of LB-100, may provide a selective advantage in the therapy of B cell cancers. These findings have also led the Company to reexamine the most attractive cancer targets for demonstrating the clinical effectiveness LB-100 and to enter into discussions with cancer centers that focus on the inhibition of PP2A as an important cancer target. The Company’s current plans are to conduct the following clinical studies:

(1) A Phase 1b/2 clinical trial of LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A and are especially vulnerable to further inhibition of PP2A by LB-100.

(2) A Phase 1b/2 randomized clinical trial in previously untreated patients with small cell lung cancer (SCLC) comparing the standard regimen, carboplatin/etoposide, with and without LB-100. The malignant cells of this uniformly rapidly fatal lung cancer are genetically sensitive to PP2A inhibition (by a process termed synthetic lethality).

(3) A Phase 1b/2 randomized clinical trial in patients adding LB-100 to PD-1 inhibitors against one of several cancers in which PD-1 inhibitors alone have definite but modest activity.

(4) A phase 1b/2 clinical trial in a refractory B cell cancer to confirm the pre-clinical observations of Muschen et al (2018) that a metabolic imbalance involving over activity of the enzyme PP2A in B cell cancers, which is the target of LB-100, may provide a selective advantage in the therapy of B cell cancers. .

The Phase 1b/2 clinical trials described above will require additional financing and/or partnering relationships with other pharmaceutical companies in order for the Company to undertake and complete such clinical studies. The Company is in discussions with various parties with respect to the financing of these clinical studies, although there can be no assurances that the Company will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

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

Results of Operations

At June 30, 2018, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

Certain comparative amounts in 2017 have been reclassified to conform to the current year’s presentation. For the three months and six months ended June 30, 2017, patent-related legal costs of $122,810 and $282,421, respectively, were reclassified from research and development costs to general and administrative costs.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	330,839	278,377	684,909	755,737
Research and development costs	41,106	14,559	66,795	157,803
Total costs and expenses	371,945	292,936	751,704	913,540
Loss from operations	(371,945)	(292,936)	(751,704)	(913,540)
Interest income	525	152	1,124	164
Net loss	$(371,420)	$(292,784)	$(750,580)	$(913,376)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	58,025,814	57,678,012	58,025,814	53,577,471

Three Months Ended June 30, 2018 and 2017

Revenues. The Company did not have any revenues for the three months ended June 30, 2018 and 2017.

General and Administrative Costs. For the three months ended June 30, 2018, general and administrative costs were $330,839, which consisted of patent and licensing legal fees and costs of $243,153, other consulting and professional fees of $49,386, insurance expense of $12,796, officer’s salary and related costs of $16,823, stock transfer fees of $2,515, travel and entertainment costs of $1,132, listing fees of $3,000, and other operating costs of $2,034.

For the three months ended June 30, 2017, general and administrative costs were $278,377, which consisted of patent and licensing legal fees and costs of $172,394, the fair value of stock options issued to directors and consultants of $1,837, consulting and professional fees of $58,767, insurance expense of $13,453, officer’s salary and related costs of $16,748, stock transfer fees of $2,934, filing fees of $1,294, travel and entertainment costs of $7,385, listing fees of $2,500, and other operating costs of $1,065.

General and administrative costs increased by $52,462 or 18.8% in 2018 as compared to 2017, primarily as a result of an increase of $70,759 in patent and licensing legal fees and costs, offset by a decrease of $9,381 in other consulting and professional fees, and a decrease of $6,253 in travel and entertainment costs. The decrease in consulting and professional fees was principally due to a decrease in corporate legal fees of $7,652.

Research and Development Costs. For the three months ended June 30, 2018, research and development costs were $41,106, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $12,500 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs with Theradex to complete the analysis of the clinical data and to prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100, which process was substantially complete at December 31, 2017. During the three months ended June 30, 2018, no additional costs were incurred with Theradex in connection with the Phase 1 clinical trial of LB-100.

For the three months ended June 30, 2017, research and development costs were $14,559, which consisted of contractor costs of $66,594, including $30,000 to BioPharmaWorks, offset by a credit for the vested portion of the fair value of stock options of $52,035. The credit for the vested portion of the fair value of stock options was attributable to a decline in the price of the Company’s common stock during the three months ended June 30, 2017.

Research and development costs increased by $26,547 or 182.3% in 2018 as compared to 2017, primarily as a result of a decrease of $25,488 in contractor costs.

Interest Income. For the three months ended June 30, 2018, the Company had interest income of $525, as compared to interest income of $152 for the three months ended June 30, 2017.

Net Loss. For the three months ended June 30, 2018, the Company incurred a net loss of $371,420, as compared to a net loss of $292,784 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

Revenues. The Company did not have any revenues for the six months ended June 30, 2018 and 2017.

General and Administrative Costs. For the six months ended June 30, 2018, general and administrative costs were $684,909, which consisted of patent and licensing legal fees and costs of $460,813, other consulting and professional fees of $139,632, insurance expense of $25,592, officer’s salary and related costs of $33,788, stock transfer fees of $6,439, travel and entertainment costs of $1,385, listing fees of $6,000, filing fees of $6,294,and other operating costs of $4,966.

For the six months ended June 30, 2017, general and administrative costs were $755,737, which consisted of patent and licensing legal fees and costs of $487,748, the fair value of stock options issued to directors and consultants of $5,681, consulting and professional fees of $162,532, insurance expense of $26,905, officer’s salary and related costs of $33,771, stock transfer fees of $5,273, filing fees of $6,593, travel and entertainment costs of $9,648, listing fees of $5,000, conference fees of $6,577,and other operating costs of $6,009.

General and administrative costs decreased by $70,828 or 9.4% in 2018 as compared to 2017, primarily as a result of a decrease of $26,935 in patent and licensing legal fees and costs, a decrease of $22,900 in other consulting and professional fees, a decrease in the fair value of stock options issued to directors and consultants of $5,681, and a decrease of $8,263 in travel and entertainment costs. The decrease in consulting and professional fees was principally due to a decrease in corporate legal fees of $18,847.

Research and Development Costs. For the six months ended June 30, 2018, research and development costs were $66,795, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $25,000 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

As the patient accrual goal of the Phase 1 clinical trial of LB-100 being conducted with Theradex was reached in April 2016, the Phase 1 clinical trial of LB-100 was closed to further patient enrollment at that time. All patients completed treatment with LB-100 and were off study by the end of May 2016. The Company continued to incur costs with Theradex to complete the analysis of the clinical data and to prepare and submit the required Clinical Study Report to the FDA on the completed Phase 1 clinical trial of LB-100, which process was substantially complete at December 31, 2017. During the six months ended June 30, 2018, no additional costs were incurred with Theradex in connection with the Phase 1 clinical trial of LB-100.

For the six months ended June 30, 2017, research and development costs were $157,803, which consisted of contractor costs of $141,743, including $64,615 to Theradex in connection with the Phase 1 clinical trial of LB-100 and $30,000 to BioPharmaWorks, and $16,060 for the vested portion of the fair value of stock options.

Research and development costs decreased by $91,008 or 57.7% in 2018 as compared to 2017, primarily as a result of a decrease of $74,948 in contractor costs and a decrease of $16,060 for the vested portion of the fair value of stock options.

Interest Income. For the six months ended June 30, 2018, the Company had interest income of $1,124, as compared to interest income of $164 for the six months ended June 30, 2017.

Net Loss. For the six months ended June 30, 2018, the Company incurred a net loss of $750,580, as compared to a net loss of $913,376 for the six months ended June 30, 2017.

Liquidity and Capital Resources – June 30, 2018

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

At June 30, 2018, the Company had working capital of $237,581, as compared to working capital of $995,041 at December 31, 2017, a decrease in working capital of $757,460 for the six months ended June 30, 2018. The decrease in working capital during the six months ended June 30, 2018 was the result of amounts being utilized to fund the Company’s research and development activities and its ongoing operating expenses, including maintaining and developing its patent portfolio.

At June 30, 2018, the Company had cash of $535,995 available to fund its operations. The Company will need to raise additional capital during the quarter ending December 31, 2018 to fund its ongoing business activities. The next steps in the development of LB-100, the Company’s lead anti-cancer compound, are to evaluate its anti-cancer effects in Phase 1b/2 clinical trials, which will require additional financing. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Operating Activities. For the six months ended June 30, 2018, operating activities utilized cash of $769,753, as compared to utilizing cash of $667,430 for the six months ended June 30, 2017, to fund the Company’s ongoing research and development activities, and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the six months ended June 30, 2018 and 2017, the Company had no investing activities.

Financing Activities. For the six months ended June 30, 2018, the Company had no financing activities. For the six months ended June 30, 2017, financing activities consisted of the receipt of $1,000,000 and $1,500,000 of proceeds from the sale of 4,000,000 shares and 6,000,000 shares of the Company’s common stock at $0.25 per share in closings occurring in January 2017 and April 2017, respectively.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date. During the three months and six months ended June 30, 2018, $12,500 and $25,000, respectively, was charged to operations and is included in research and development costs with respect to Amendment No. 1. Prior to the payment of the second installment of $50,000, NINDS and the Company agreed to defer such payment, which has been fully accrued at June 30, 2018, until further collaborative plans have been established.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement had been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended June 30, 2018 and 2017, and $8,000 during the six months ended June 30, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. In April 2018, it was again mutually agreed to suspend services and payments pursuant to this agreement, without extending the term of the agreement, for the period from February 1, 2018 through June 30, 2018. The Company recorded charges to operations pursuant to this Collaboration Agreement of $0 and $30,000 during the three months ended June 30, 2018 and 2017, respectively, and $10,000 and $30,000 during the six months ended June 30, 2018 and 2017, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s condensed consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 during the three months and six months ended June 30, 2018. At June 30, 2018, the unamortized balance of the retainer payment was $16,054, of which $9,174 was classified as a current asset and $6,880 was classified as a non-current asset at such date.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2018 aggregating $105,740, of which $62,440 is included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2018. Amounts included in the 2018 column represent amounts due at June 30, 2018 for the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Research and development contracts	$67,740	$67,740	$—	$—	$—	$—
Consulting agreements	38,000	38,000	—	—	—	—
Total	$105,740	$105,740	$—	$—	$—	$—

Off-Balance Sheet Arrangements

At June 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 2, 2018	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1*	Consulting Agreement between Liberi Life Sciences Consultancy BV and Lixte Biotechnology Holdings, Inc. dated and effective as of April 2, 2018.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

