Form 10-Q
period 2018-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2018-11-08
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51476

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Yes [  ] No [X]

As of November 1, 2018, the Company had 58,045,814 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$374,360	$1,305,748
Prepaid expenses and other current assets	65,978	62,317
Total current assets	440,338	1,368,065
Prepaid expense, less current portion	4,587	—
Total assets	$444,925	$1,368,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$396,593	$312,034
Research and development contract liabilities	62,440	60,990
Total current liabilities	459,033	373,024

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 58,045,814 shares and 58,025,814 shares at September 30, 2018 and December 31, 2017, respectively	5,804	5,802
Additional paid-in capital	20,780,042	20,004,654
Accumulated deficit	(24,299,954)	(22,515,415)
Total stockholders’ equity (deficiency)	(14,108)	995,041
Total liabilities and stockholders’ equity (deficiency)	$444,925	$1,368,065

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $784,390 and $12,000 to related parties for the three months ended September 30, 2018 and 2017, respectively, and $808,390 and $41,691 to related parties for the nine months ended September 30, 2018 and 2017, respectively	1,030,929	257,542	1,715,837	1,013,280
Research and development costs, including $804 and $40,225 to Theradexfor the three months ended September 30, 2018 and 2017, respectively, and $804 and $104,840 to Theradex for the nine months ended September 30, 2018 and 2017, respectively	3,454	205,674	70,249	363,476
Total costs and expenses	1,034,383	463,216	1,786,086	1,376,756
Loss from operations	(1,034,383)	(463,216)	(1,786,086)	(1,376,756)
Interest income	424	797	1,547	961
Net loss	$(1,033,959)	$(462,419)	$(1,784,539)	$(1,375,795)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	58,029,292	58,016,031	58,026,986	55,073,250

 See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Nine Months Ended September 30, 2018

	Series A
	Convertible						Total
	Preferred Stock		Common Stock		Additional		Stockholders’
				Par	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Value	Capital	Deficit	(Deficiency)

Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041
Exercise of stock options	—	—	20,000	2	2,998	—	3,000
Stock-based compensation expense, including $711,738 for extension of stock options to related party	—	—	—	—	772,390	—	772,390
Net loss	—	—	—	—	—	(1,784,539)	(1,784,539)
Balance, September 30, 2018	350,000	$3,500,000	58,045,814	$5,804	$20,780,042	$(24,299,954)	$(14,108)

 See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,784,539)	$(1,375,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	772,390	5,681
Research and development costs	—	32,020
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	—	183,490
Prepaid expenses and other current assets	(8,248)	(10,806)
Increase (decrease) in -
Accounts payable and accrued expenses	84,559	3,589
Research and development contract liabilities	1,450	33,973
Net cash used in operating activities	(934,388)	(1,127,848)

Cash flows from financing activities:
Exercise of common stock options	3,000	18,000
Proceeds from sale of common stock	—	2,500,000
Net cash provided by financing activities	3,000	2,518,000

Cash:
Net increase (decrease)	(931,388)	1,390,152
Balance at beginning of period	1,305,748	199,929
Balance at end of period	$374,360	$1,590,081

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended September 30, 2018 and 2017

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at September 30, 2018, and for the three months and nine months ended September 30, 2018 and 2017, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of its operations for the three months and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has an equity deficiency as of September 30, 2018. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants.

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

At September 30, 2018, the Company had cash of $374,360 available to fund its operations. The Company needs to raise additional capital during the quarter ending December 31, 2018 (or shortly thereafter) to fund its ongoing business activities. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its safety and therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial is scheduled to begin during the first quarter of 2019 and is expected to complete patient accrual over a period of 24 months. The Company will need to raise approximately $4,500,000 of additional capital to fund this clinical trial and other operating costs for 2019 and 2020. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

The amount and timing of future cash requirements during the remainder of 2018 and thereafter will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or any clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely.

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

On January 10, 2010, the Company retained Theradex Systems, Inc. (“Theradex”) under a Master Agreement to provide technical and advisory services to the Company with respect to clinical trial matters involving the U.S. Food and Drug Administration (“FDA”). Theradex is an international contract research organization (“CRO”) that provides technical and advisory services with respect to clinical research and development of pharmaceutical compounds under the rules and regulations of the FDA. On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Company’s Phase 1 clinical trial of LB-100. This Phase 1 clinical trial had been substantially completed at December 31, 2017. The costs of the Phase 1 clinical trial of LB-100 paid to or through Theradex were recorded and charged to operations based upon the periodic documentation provided by the CRO.

On September 12, 2018, the Company entered into a work order agreement with Theradex to monitor a Phase 1b/2 clinical trial that is scheduled to begin during the first quarter of 2019, subject to the timing of FDA approval, and is expected to complete patient accrual over a period of 24 months. The clinical trial will be managed and conducted by the Moffitt Cancer Center and Research Institute Hospital Inc. in Tampa, Florida, to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). This work order agreement became effective in August 2018 and is estimated to be completed by September 2021. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services rendered and payments for pass-through costs of approximately 6%. As of September 30, 2018, no costs had been incurred pursuant to this work order agreement. The costs of the upcoming Phase 1b/2 clinical trial to be paid to or through Theradex will be recorded and charged to operations based on the periodic documentation provided by the CRO.

In addition to the costs associated with the previously described work order agreements with Theradex with respect to the Company’s clinical trials, the Company has also from time to time engaged Theradex to provide other technical and advisory services.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are expensed as incurred. Patent and licensing costs were $133,985 and $161,119 for the three months ended September 30, 2018 and 2017, respectively, and $594,798 and $648,867 for the nine months ended September 30, 2018 and 2017, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Accounting for Preferred Stock

The Company accounts for preferred stock as either equity or debt, depending on the specific characteristics of the security issued. The Series A Convertible Preferred Stock issued by the Company in January 2016 and March 2015 has been classified in stockholders’ equity, as described at Note 4.

Concentration of Risk

The Company periodically contracts with directors, including companies controlled by or associated with directors, to provide consulting services related to the Company’s research and development and clinical trial activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task and can include both cash and non-cash compensation. The only such contracts that represent 10% or more of general and administrative or research and development costs are described below.

As discussed above at “Research and Development”, the Company has retained Theradex to provide technical and advisory services to the Company with respect to clinical trial matters involving the FDA. Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex for the Phase 1 clinical trial of LB-100 aggregated $2,233,248, with approximately 60% of such costs allocated for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. During the three months and nine months ended September 30, 2018, the Company did not incur any such clinical trial costs with Theradex. During the three months and nine months September 30, 2017, the Company incurred $40,225 and $104,840, respectively, of such clinical trial costs with Theradex, representing approximately 20% and 29% of research and development costs for such periods. Costs incurred pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2018 and December 31, 2017 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2018, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company is continuing to analyze the provisions of the Tax Reform Law to assess its impact on the Company’s consolidated financial statements.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option exercises.

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

At September 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2018	2017

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock options, including options issued in the form of warrants	7,850,000	7,250,000
Total	12,225,000	11,625,000

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2014-09 in the quarter beginning January 1, 2018. The adoption of ASU 2014-09 did not have any impact on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted the provisions of ASU 2017-11 in the quarter beginning January 1, 2018. The adoption of ASU 2017-11 did not have any impact on the Company’s financial statement presentation or disclosures.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at September 30, 2018. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.0001). As of September 30, 2018 and December 31, 2017, the Company had 58,045,814 shares and 58,025,814 shares of common stock issued and outstanding, respectively.

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

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended September 30, 2018 and 2017, and $45,000 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

The Company’s principal office facilities are being provided without charge by Dr. Kovach. Such costs were not material to the Company’s consolidated financial statements and, accordingly, have not been reflected therein.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and shareholders. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company. Consideration under this consulting agreement, including subsequent extensions, has been paid exclusively in the form of stock options. On January 28, 2014, the Company entered into a second amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2019. In conjunction with such amendment, the Company granted Mr. Schwartzberg stock options to purchase an additional 4,000,000 shares of common stock, exercisable at $0.50 per share for a period of the earlier of five years from the grant date or the termination of the consulting agreement, with one-half of the stock options (2,000,000 shares) vested immediately and one-half of the stock options (2,000,000 shares) vested on January 28, 2015. Stock-based compensation expense with respect to the grant of the stock options to purchase the 4,000,000 shares of common stock was previously charged to general and administrative costs in the consolidated statement of operations over the vesting period. On August 2, 2018, with the approval of the Board of Directors, the Company entered into a third amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024. In conjunction with such amendment, the Company extended the expiration date of the fully-vested stock options previously granted to Mr. Schwartzberg to purchase 4,000,000 shares of common stock, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738 ($0.1779 per share), which was charged to general and administrative costs in the consolidated statement of operations on the extension date.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended September 30, 2018 and 2017, and $36,000 for the nine months ended September 30, 2018 and 2017, respectively. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $772,390 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $772,390 and $5,681 for the nine months ended September 30, 2018 and 2017, respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of September 30, 2018, unexpired stock options for 1,350,000 shares were issued and outstanding under the 2007 Plan.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.44% to 3.01%
Expected dividend yield	0%
Expected volatility	170.32%
Expected life	0.5 to 5.5 years

For stock options requiring an assessment of value during the nine months ended September 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.18% to 1.53%
Expected dividend yield	0%
Expected volatility	308.51% to 332.63%
Expected life	1.5 to 3.5 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measured the non-vested options to fair value at the end of each reporting period. The unvested portion of the fair value of the stock options was charged to operations ratably from December 24, 2013 through June 24, 2017. During the nine months ended September 30, 2017, the Company recorded a charge to operations of $2,492 with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vested on September 14, 2017 and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measured the non-vested stock options to fair value at the end of each reporting period through September 30, 2017. During the three months and nine months ended September 30, 2017, the Company recorded charges to operations of $15,960 and $29,528, respectively, with respect to these warrants.

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock option (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock option (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the nine months ended September 30, 2017, the Company recorded a charge to operations of $5,681 with respect to these stock options.

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Ho and Dr. Yun Yen stock options for each to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date. One-half of such stock options (100,000 shares each) vested on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) will vest on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 4, 2018 through August 4, 2019. During the three months and nine months ended September 30, 2018, the Company recorded a charge to operations of $60,652 with respect to these stock options.

Total stock-based compensation expense was $772,390 and $15,960 for the three months ended September 30, 2018 and 2017, respectively. Total stock-based compensation expense was $772,390 and $37,701 for the nine months ended September 30, 2018 and 2017, respectively. The total stock-based compensation expense for the three months and nine months ended September 30, 2018 of $772,390 includes $711,738 of costs associated with the extension of stock options previously granted to Gil Schwartzberg, as described at Note 5.

A summary of stock option activity, including options issued in the form of warrants, during the nine months ended September 30, 2018 is presented in the table below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2017	7,470,000	$0.545
Granted	400,000	0.280
Exercised	(20,000)	0.150
Expired	—	—
Stock options outstanding at September 30, 2018	7,850,000	$0.533	3.88

Stock options exercisable at December 31, 2017	7,470,000	$0.545
Stock options exercisable at September 30, 2018	7,650,000	$0.539	3.86

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $44,000 at September 30, 2018, which will be recognized subsequent to September 30, 2018 over a weighted-average period of approximately ten months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, are as follows at September 30, 2018:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	450,000	450,000
$0.130	100,000	100,000
$0.150	300,000	300,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.280	400,000	200,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$2.000	500,000	500,000
	7,850,000	7,650,000

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2018 was approximately $2,362,500, based on a fair market value of $0.7500 per share on September 30, 2018.

Outstanding options to acquire 200,000 shares of the Company’s common stock had not vested at September 30, 2018.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2018, the Company was not subject to any pending or threatened legal claims or actions.

Significant agreements and contracts

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date. During the three months ended September 30, 2018 and 2017, $0 and $12,500, respectively, was included in research and development costs in the condensed consolidated statement of operations. During the nine months ended September 30, 2018 and 2017, $25,000 and $62,500, respectively, was included in research and development costs in the condensed consolidated statement of operations. NINDS and the Company have agreed to defer payment of the second installment of $50,000 until agreement with respect to updated collaboration plans.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement had been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2018 and 2017, and $12,000 during the nine months ended September 30, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments under this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. In April 2018, it was again mutually agreed to suspend services and payments under this agreement, without extending the term of the agreement, for the period from February 1, 2018 through the September 13, 2018 anniversary date, at which time the Company and BioPharma Works further agreed to suspend all services and payments under this agreement until a future date to be determined by the Company. The Company recorded charges to operations pursuant to this Collaboration Agreement of $0 and $30,000 during the three months ended September 30, 2018 and 2017, respectively, and $10,000 and $60,000 during the nine months ended September 30, 2018 and 2017, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s condensed consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 and $4,587 during the three months and nine months ended September 30, 2018. At September 30, 2018, the unamortized balance of the retainer payment was $13,761, of which $9,174 was classified as a current asset and $4,587 was classified as a non-current asset in the Company’s condensed consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 on the date on which the first patient is entered into a Phase 1b/2 clinical trial to be conducted by Moffitt that is scheduled to begin during the first quarter of 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances.

The Company will be obligated to pay Moffitt earned royalties of 4% on worldwide cumulative net sales of royalty-bearing products, subject to reduction to 2% under certain circumstances, on a quarterly basis, with a minimum royalty payment of $50,000 in the first four years after sales commence, and $100,000 in year five and each year thereafter, subject to reduction by 40% under certain circumstances. The Company’s obligation to pay earned royalties under the License Agreement commences on the date of the first sale of a royalty-bearing product, and shall automatically expire on a country-by-country basis on the date on which the last valid claim of the Licensed Patents expires, lapses or is declared invalid, and the obligation to pay any earned royalties under the License Agreement shall terminate on the date on which the last valid claim of the Licensed Patents expires, lapses, or is declared to be invalid in all countries.

Effective August 20, 2018, the Company and Moffitt also entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt will conduct and manage a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. This clinical trial is expected to begin during the first quarter of 2019 and to complete patient accrual over a period of 24 months.

On September 12, 2018, the Company entered into a work order agreement with Theradex to monitor a Phase 1b/2 clinical trial that is scheduled to begin during the first quarter of 2019, subject to the timing of FDA approval, and is expected to complete patient accrual over a period of 24 months. The clinical trial will be managed and conducted by Moffitt to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk MDS. This work order agreement became effective in August 2018 and is estimated to be completed by September 2021. Costs under this work order agreement are estimated to be approximately $954,000. As of September 30, 2018, no costs had been incurred pursuant to this work order agreement.

8. Subsequent Events

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead clinical compound, LB-100, in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. The clinical trial will be conducted at Moffitt Cancer Center in Tampa, Florida.

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the aforementioned matter, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

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

Recent Development

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead clinical compound, LB-100, in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. The clinical trial will be conducted at Moffitt Cancer Center in Tampa, Florida.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has an equity deficiency as of September 30, 2018. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants.

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

At September 30, 2018, the Company had cash of $374,360 available to fund its operations. The Company needs to raise additional capital during the quarter ending December 31, 2018 (or shortly thereafter) to fund its ongoing business activities. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its safety and therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial is scheduled to begin during the first quarter of 2019 and is expected to complete patient accrual over a period of 24 months. The Company will need to raise approximately $4,500,000 of additional capital to fund this clinical trial and other operating costs for 2019 and 2020. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

The amount and timing of future cash requirements during the remainder of 2018 and thereafter will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or any clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely

.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2018 and 2017 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2018 and 2017 included elsewhere in this document.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes to the consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of the Company’s critical accounting policies is presented in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2018.

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

The Company has completed a Phase 1 clinical of its lead anti-cancer compound LB-100 that showed it is associated with anti-tumor activity in humans at doses that are readily tolerable. Responses included objective regression (tumor shrinkage) lasting for 11 months of a pancreatic cancer and cessation of growth (stabilization of disease) for 4 months or more of 9 other progressive solid tumors out of 20 patients who had measurable disease. As Phase 1 clinical trials are fundamentally designed to determine safety of a new compound in humans, the Company is encouraged by these results. The next step is to demonstrate in Phase 2 clinical trials the efficacy of LB-100 in one or more specific tumor types, against which the compound has well documented activity in pre-clinical models.

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

Pre-clinical studies showed that LB-100 itself inhibits a spectrum of human cancers and that combined with standard cytotoxic drugs and/or radiation, LB-100 potentiates their effectiveness against hematologic and solid tumor cancers without enhancing toxicity. Recently, given at very low doses in animal models of cancer, LB-100 markedly increased the effectiveness of a PD-1 blocker, one of the widely used new immunotherapy drugs. This finding raises the possibility that LB-100 may further expand the value of the expanding field of cancer immunotherapy.

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

At this time, the Company is not aware of any compound in clinical study that is a potent inhibitor of PP2A. Revlimid (Celgene) has recently been recognized to have weak PP2A activity, which presumably underlies its effects in myelodysplastic syndrome (MDS). Over 30 articles have been published reporting the anti-cancer activity of LB-100 against many different types of human cancers in model systems. As a result, the Company believes that some pharmaceutical companies are either evaluating LB-100 and/or designing their own inhibitors of PP2A. The Company’s patent portfolio includes composition of matter and multiple uses of LB-100 and analogs and PP2A inhibition in general for multiple cancers and non-neoplastic diseases.

The LB-200 series consists of histone deacetylase inhibitors (HDACi). Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, has neuroprotective activity, and has anti-fungal activity. In addition, these compounds have low toxicity, making them attractive candidates for development. It appears that one type of molecule has diverse effects, affecting biochemical processes that are fundamental to the life of the cell, whether they are cancer cells, nerve cells, or even fungal cells. The neuroprotective activity of the Company’s HDACi has been demonstrated in the test tube in model systems that mimic injury to brain cells, such as occurs in stroke and Alzheimer’s disease. This type of protective activity may have potential application to a broad spectrum of other chronic neurodegenerative diseases, including Parkinson’s disease and Amytrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease). LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of the Company’s focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, the Company has decided not to actively pursue the pre-clinical development of its LB-200 series of compounds at this time. At this time, the Company intends to only maintain its composition of matter patents for LB-200.

Operating Plans

LB-100 Anti-Cancer Targets and Recent Developments

LB-100 used alone has modest inhibitory activity against many cancers in model systems, but certain human cancers possessing unique genetic changes, in addition to those reducing DNA damage repair, are particularly susceptible to inhibition of PP2A by LB-100.

Among these cancers is MDS, an increasingly common neoplastic disease, especially in persons aged 65 and older, characterized by failure of the bone marrow. In particular, a variant of MDS termed del(5q)MDS is missing 50% of its PP2A activity, rendering this tumor potentially more sensitive to further pharmacologic inhibition of PP2A. There is only one drug, Revlimid (Celgene), that is currently approved for the treatment of del(5q)MDS and there is no drug for MDS in general.

Other cancers, in particular small cell lung cancer (SCLC) and hepatocellular cancer occurring in the liver (HCC), have acquired genetic abnormalities, which render them sensitive to inhibition of PP2A by a process termed synthetic lethality. Pre-clinical studies have shown that both SCLC and HCC are sensitive to PP2A inhibition by LB-100 alone and especially so when LB-100 is combined with drugs used as standard treatment for these diseases. SCLC is the lung cancer variant associated with cigarette smoke and comprises about 15% of all lung cancers. HCC is the 5th most common cancer in the world and the 3rd leading cause of death from cancer, with the majority of cases being in Asia. There is no satisfactory treatment available for either of these devastating tumors.

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

Recent extensive pre-clinical studies of the Company’s lead PP2A inhibitor, LB-100, raise the possibility that LB-100 has the potential to enhance the effectiveness of the now widely used PD-1 inhibitors that attack a variety of cancers by activating the patient’s own immune system to reject their own tumors (Ho et al. (2018) Pharmacologic inhibition of protein phosphatase-2A achieves durable immune-mediated antitumor activity when combined with PD-1 blockade. Nature Communications (2018), 9:2126; Maggio et al. (2017) PD-1 Antagonism With Concurrent Competitive Inhibition Of PP2A Promotes Enhanced Regression Of Intracranial Glioblastoma. Neuro-Oncology, (2017) 19(6): vi75. DOI: 10.1093/neuonc/nox168.306). If these findings were confirmed in clinical studies, there could potentially be multiple clinical applications of combination therapy with a PD-1 inhibitor plus LB-100. The Company is focusing on the use of such combinations clinically because the dose of LB-100 required in the model systems to enhance PD-1 effectiveness is very low, about 20% of a readily tolerable dose of LB-100 given alone in humans (Chung V et al. (2017) Safety, tolerability, and preliminary activity of LB-100, an inhibitor of protein phosphatase 2A, in patients with relapsed solid tumors. Clinical Cancer Research (2017) DOI: 10.1158/1078-0432.CCR-16-2299). In the animal models, there was no evidence that LB-100 potentiation of PD-100 immunological repression of cancers is accompanied by autoimmune toxicity to normal tissue targets.

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

Presented below is a list of proposed clinical trials that the Company would like to conduct over the next few years. The Company expects that this list of potential clinical trials, and the details thereof, will change over time as the Company obtains more clinical information on LB-100. The Company’s ability to conduct these clinical trials is subject to the availability of sufficient financial resources.

(1) A Phase 1b/2 clinical trial of LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A and are especially vulnerable to further inhibition of PP2A by LB-100.

In this regard, effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc. in Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt will conduct and manage a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. This clinical trial is expected to begin during the first quarter of 2019 and to complete patient accrual over a period of 24 months. The Company will need to raise approximately $4,500,000 of additional capital to fund this clinical trial and other operating costs for 2019 and 2020.

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

The Phase 1b/2 clinical trials in SCLC, in LB-100 plus a PD-1 inhibitor in a yet to be specified cancer, and in a B cell malignancy will require additional financing in excess of that currently contemplated to fund a Phase 1b/2 clinical trial that is scheduled to begin during the first quarter of 2019 as described above, and/or partnering relationships with other pharmaceutical companies, in order for the Company to undertake and complete such clinical studies. The Company is in discussions with various parties with respect to the financing of these clinical studies, although there can be no assurances that the Company will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

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

Results of Operations

At September 30, 2018, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	1,030,929	257,542	1,715,837	1,013,280
Research and development costs	3,454	205,674	70,249	363,476
Total costs and expenses	1,034,383	463,216	1,786,086	1,376,756
Loss from operations	(1,034,383)	(463,216)	(1,786,086)	(1,376,756)
Interest income	424	797	1,547	961
Net loss	$(1,033,959)	$(462,419)	$(1,784,539)	$(1,375,795)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	58,029,292	58,016,031	58,026,986	55,073,250

Three Months Ended September 30, 2018 and 2017

Revenues. The Company did not have any revenues for the three months ended September 30, 2018 and 2017.

General and Administrative Costs. For the three months ended September 30, 2018, general and administrative costs were $1,030,929, which consisted of the fair value of vested stock options issued to directors and consultants of $772,390 (including the cost of extending certain stock options previously granted to a consultant of $711,738), patent and licensing legal fees and costs of $133,985, other consulting and professional fees of $84,837, insurance expense of $12,921, officer’s salary and related costs of $16,975, stock transfer fees of $3,057, listing fees of $3,000, and other operating costs of $3,764.

For the three months ended September 30, 2017, general and administrative costs were $257,542, which consisted of patent and licensing legal fees and costs of $161,119, consulting and professional fees of $54,950, insurance expense of $13,343, officer’s salary and related costs of $16,829, stock transfer fees of $2,265, travel and entertainment costs of $3,626, listing fees of $2,500, and other operating costs of $2,910.

General and administrative costs increased by $773,387 or 300.3% in 2018 as compared to 2017, primarily as a result of an increase of $772,390 in the fair value of stock options issued to directors and consultants.

Research and Development Costs. For the three months ended September 30, 2018, research and development costs were $3,454, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

For the three months ended September 30, 2017, research and development costs were $205,674, which consisted of the fair value of vested common stock options and warrants of $15,960, and contractor costs of $189,714, incurred primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline, including $40,225 to Theradex in connection with the Phase 1 clinical trial of LB-100, $30,000 to BioPharma Works, and $12,500 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

Research and development costs decreased by $202,220 or 98.3% in 2018 as compared to 2017, primarily as a result of a decrease of $186,260 in contractor costs.

Interest Income. For the three months ended September 30, 2018, the Company had interest income of $424, as compared to interest income of $797 for the three months ended September 30, 2017.

Net Loss. For the three months ended September 30, 2018, the Company incurred a net loss of $1,033,959, as compared to a net loss of $462,419 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

Revenues. The Company did not have any revenues for the nine months ended September 30, 2018 and 2017.

General and Administrative Costs. For the nine months ended September 30, 2018, general and administrative costs were $1,715,837, which consisted of the fair value of vested stock options issued to directors and consultants of $772,390 (including the cost of extending certain stock options previously granted to a consultant of $711,738), patent and licensing legal fees and costs of $594,798, other consulting and professional fees of $224,469, insurance expense of $38,514, officer’s salary and related costs of $50,763, stock transfer fees of $9,496, travel and entertainment costs of $1,215, listing fees of $9,000, filing fees of $6,892,and other operating costs of $8,300.

For the nine months ended September 30, 2017, general and administrative costs were $1,013,280, which consisted of the fair value of vested stock options issued to directors and consultants of $5,681, patent and licensing legal fees and costs of $648,867, other consulting and professional fees of $217,482, insurance expense of $40,249, officer’s salary and related costs of $50,600, stock transfer fees of $7,538, filing fees of $6,593, travel and entertainment costs of $13,274, listing fees of $7,500, conference fees of $6,577,and other operating costs of $8,919.

General and administrative costs increased by $702,557 or 69.3% in 2018 as compared to 2017, primarily as a result of an increase in the fair value of stock options issued to directors and consultants of $766,709, offset by a decrease of $54,069 in patent and licensing legal fees and costs.

Research and Development Costs. For the nine months ended September 30, 2018, research and development costs were $70,249, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $25,000 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

For the nine months ended September 30, 2017, research and development costs were $363,476, which consisted of the fair value of vested common stock options and warrants of $32,020, and contractor costs of $331,456, incurred primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline,including $104,840 to Theradex in connection with the Phase 1 clinical trial of LB-100, $60,000 to BioPharma Works, and $62,500 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

Research and development costs decreased by $293,227 or 80.7% in 2018 as compared to 2017, primarily as a result of a decrease of $261,207 in contractor costs and a decrease of $32,020 for the fair value of vested stock options.

Interest Income. For the nine months ended September 30, 2018, the Company had interest income of $1,547, as compared to interest income of $961 for the nine months ended September 30, 2017.

Net Loss. For the nine months ended September 30, 2018, the Company incurred a net loss of $1,784,539, as compared to a net loss of $1,375,795 for the nine months ended September 30, 2017.

Liquidity and Capital Resources – September 30, 2018

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has an equity deficiency as of September 30, 2018. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At September 30, 2018, the Company had working capital deficiency of $18,695, as compared to a working capital surplus of $995,041 at December 31, 2017, reflecting a decrease in working capital of $1,013,736 for the nine months ended September 30, 2018. The decrease in working capital during the nine months ended September 30, 2018 was the result of working capital being utilized to fund the Company’s research and development activities and ongoing operating expenses, including maintaining and developing the Company’s patent portfolio.

At September 30, 2018, the Company had cash of $374,360 available to fund its operations. The Company needs to raise additional capital during the quarter ending December 31, 2018 (or shortly thereafter) to fund its ongoing business activities. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its safety and therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial is scheduled to begin during the first quarter of 2019 and is expected to complete patient accrual over a period of 24 months. The Company will need to raise approximately $4,500,000 of additional capital to fund this clinical trial and other operating costs for 2019 and 2020. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

The amount and timing of future cash requirements during the remainder of 2018 and thereafter will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or any clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely.

Operating Activities. For the nine months ended September 30, 2018, operating activities utilized cash of $934,388, as compared to utilizing cash of $1,127,848 for the nine months ended September 30, 2017, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the nine months ended September 30, 2018 and 2017, the Company had no investing activities.

Financing Activities. For the nine months ended September 30, 2018, financing activities consisted of $3,000 received from the exercise of stock options to acquire 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share. For the nine months ended September 30, 2017, financing activities consisted of the receipt of $1,000,000 and $1,500,000 of proceeds from the sale of 4,000,000 shares and 6,000,000 shares of the Company’s common stock at $0.25 per share in closings occurring in January 2017 and April 2017, respectively. In addition, on July 6, 2017, the Company received $18,000 from a former director for the exercise of stock options to acquire 150,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first of which was paid, as scheduled, on July 9, 2017, and was charged to operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date. During the three months ended September 30, 2018 and 2017, $0 and $12,500, respectively, was charged to operations and is included in research and development costs with respect to Amendment No. 1. During the nine months ended September 30, 2018 and 2017, $25,000 and $62,500, respectively, was charged to operations and is included in research and development costs with respect to Amendment No. 1. Prior to the payment of the second installment of $50,000, NINDS and the Company agreed to defer such payment, which has been fully accrued at June 30, 2018, until further collaborative plans have been established.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016 and 2017, the agreement had been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended September 30, 2018 and 2017, and $12,000 during the nine months ended September 30, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 6. In November 2016, it was mutually agreed to suspend services and payments under this agreement, without extending the term of the agreement, for the period from November 1, 2016 through March 31, 2017. The agreement resumed as scheduled on April 1, 2017 and was automatically renewed for an additional one-year period on September 13, 2017. In April 2018, it was again mutually agreed to suspend services and payments under this agreement, without extending the term of the agreement, for the period from February 1, 2018 through the September 13, 2018 anniversary date, at which time the Company and BioPharma Works further agreed to suspend all services and payments under this agreement until a future date to be determined by the Company. The Company recorded charges to operations pursuant to this Collaboration Agreement of $0 and $30,000 during the three months ended September 30, 2018 and 2017, respectively, and $10,000 and $60,000 during the nine months ended September 30, 2018 and 2017, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s condensed consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 and $4,587 during the three months and nine months ended September 30, 2018. At September 30, 2018, the unamortized balance of the retainer payment was $13,761, of which $9,174 was classified as a current asset and $4,587 was classified as a non-current asset in the Company’s condensed consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and Moffitt entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 on the date on which the first patient is entered into the Phase 1b/2 clinical trial to be conducted by Moffitt that is scheduled to begin during the first quarter of 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances.

The Company will be obligated to pay Moffitt earned royalties of 4% on worldwide cumulative net sales of royalty-bearing products, subject to reduction to 2% under certain circumstances, on a quarterly basis, with a minimum royalty payment of $50,000 in the first four years after sales commence, and $100,000 in year five and each year thereafter, subject to reduction by 40% under certain circumstances. The Company’s obligation to pay earned royalties under the License Agreement commences on the date of the first sale of a royalty-bearing product, and shall automatically expire on a country-by-country basis on the date on which the last valid claim of the Licensed Patents expires, lapses or is declared invalid, and the obligation to pay any earned royalties under the License Agreement shall terminate on the date on which the last valid claim of the Licensed Patents expires, lapses, or is declared to be invalid in all countries.

Effective August 20, 2018, the Company and Moffitt also entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt will conduct and manage a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. This clinical trial is expected to begin during the first quarter of 2019 and to complete patient accrual over a period of 24 months.

On September 12, 2018, the Company entered into a work order agreement with Theradex to monitor a Phase 1b/2 clinical trial that is scheduled to begin during the first quarter of 2019, subject to the timing of FDA approval. This clinical trial is expected to complete patient accrual over a period of 24 months. The clinical trial will be managed and conducted by Moffitt to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. This work order became effective in August 2018 and is estimated to be completed by September 2021. Costs under this work order agreement are estimated to be approximately $954,000. As of September 30, 2018, no costs had been incurred pursuant to this work order agreement.

Off-Balance Sheet Arrangements

At September 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Ho and Dr. Yun Yen stock options for each to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date. One-half of such stock options (100,000 shares each) vested on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) will vest on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 4, 2018 through August 4, 2019. During the three months and nine months ended September 30, 2018, the Company recorded a charge to operations of $60,652 with respect to these stock options.

On August 2, 2018, the Company entered into a third amendment to its consulting agreement with Gil Schwartzberg to extend it to January 28, 2024. In conjunction with such amendment, the Company extended the expiration date of the fully-vested stock options previously granted to Mr. Schwartzberg to purchase 4,000,000 shares of common stock, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738 ($0.1779 per share), which was charged to general and administrative costs in the consolidated statement of operations on the extension date.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 8, 2018	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Consulting Agreement between Liberi Life Sciences Consultancy BV and Lixte Biotechnology Holdings, Inc. dated and effective as of April 2, 2018, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, and incorporated herein by reference.

10.2	Clinical Trial Research Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2018, and incorporated herein by reference (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 17, 2018).

10.3	Exclusive License Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital,Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 20, 2018, and incorporated herein by reference.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

