Form 10-K
period 2018-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2019-03-25
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $3,376,000.

The Company had 67,045,814 shares of common stock, $0.0001 par value, issued and outstanding as of March 1, 2019.

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

The LB-100 series consists of novel structures which have the potential to be first in their class and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

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

The Company’s primary objective has been to bring one lead compound of the LB-100 series to clinical trial. In 2012, the Company completed the pre-clinical studies needed to prepare an Investigation New Drug (“IND”) application to the United States Food and Drug Administration (“FDA”) to conduct a Phase 1 clinical trial of LB-100, and engaged Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for the clinical development of the Company’s lead compound LB-100 and to prepare an IND application for filing with the FDA.

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

The costs of the Phase 1 clinical trial of LB-100 were paid to or through Theradex, the CRO responsible for the clinical development of LB-100. Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex pursuant to this arrangement aggregated $2,233,248, of which $105,698 was incurred during the year ended December 31, 2017, or approximately 24% of research and development costs for the year ended December 31, 2017.

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment.

The clinical trial will be managed and conducted at Moffitt Cancer Center in Tampa, Florida. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete.

Presented below are proposed clinical trials that the Company would like to conduct over the next few years. The Company expects that these potential clinical trials, and the details thereof, will change over time as the Company obtains more clinical information on LB-100. The Company’s ability to conduct these clinical trials is subject to the availability of sufficient financial resources.

(1) A Phase 1b/2 randomized clinical trial in previously untreated patients with small cell lung cancer (SCLC) comparing the standard regimen, carboplatin/etoposide, with and without LB-100. The malignant cells of this uniformly rapidly fatal lung cancer are genetically sensitive to PP2A inhibition (by a process termed synthetic lethality).

(2) A Phase 1b/2 randomized clinical trial in patients adding LB-100 to PD-1 inhibitors against one of several cancers in which PD-1 inhibitors alone have definite but modest activity.

The Phase 1b/2 clinical trials in SCLC and in LB-100 plus a PD-1 inhibitor in yet to be specified solid tumors will require additional financing in excess of that currently budgeted to fund a Phase 1b/2 clinical trial in myelodysplastic syndrome that is scheduled to begin during the quarter ending June 30, 2019 as described above, and/or partnering relationships with other pharmaceutical companies, in order for the Company to undertake and complete such clinical studies. The Company is in discussions with various parties with respect to the financing of these clinical studies, although there can be no assurances that the Company will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

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

On June 18, 2013, an article was published in Clinical Cancer Research showing that LB-100 is a radiotherapy sensitizing agent that increases the effectiveness of x-ray treatment against human pancreatic cancer cells in an animal model, as the Company has shown for two other types of human cancers. These results are in keeping with the ability of LB-100 to enhance the effectiveness of existing cytotoxic treatments, both chemotherapy and radiotherapy, against different types of cancers. Because LB-100 itself does not readily enter the brain in animal models, the Company has developed new related compounds which have been shown to penetrate the blood brain barrier (entering the brain after systemic injection) in mice and is evaluating the effectiveness of these compounds in the treatment of brain tumors in animal models.

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

On March 29, 2018, it was reported in Nature Communications that LB-100 enhances the antitumor activity of an immune checkpoint inhibitor (an anti-PD-1 drug) in two different mouse cancers. This discovery raises the possibility that LB-100 may be a means for improving the effectiveness of the rapidly expanding field of immune driven anti-cancer therapy. Thus, the Company is developing clinical protocols to test the hypothesis that the addition of LB-100 to an anti-PD-1 drug will improve the significant but low rates of objective remission to anti-PD-1 treatment alone.

Key pre-clinical studies supporting the hypothesis that LB-100 may be an effective addition to standard regimens including immunotherapy for the treatment of many human cancers was recently reviewed in the journal BBA-Molecular Cell Research (Mazhar et al 2019).

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

Patents for the LB-100 series (oxabicycloheptanes and heptenes) and the LB-200 series (histone deacetylase inhibitors; HDACi) have been filed in the United States and internationally under the Patent Cooperation Treaty. Patents for composition of matter and for several uses of both the LB-100 series and the LB-200 series have been issued in the United States, Mexico, Australia, Japan, China, Hong Kong, Canada, Germany, France, the United Kingdom, the European Patent Office and the Eurasian Patent Office.

The Company’s portfolio of 42 domestic and international patents issued is summarized below, of which 14 patents were issued during the year ended December 31, 2018. The Company has additional domestic and international patents pending.

LB-100 Series of Compounds - Phosphatase Inhibitors – Composition and Use in Cancer Treatment

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AM 023804	2/6/2008	7/29/2016	2/6/2028
AU 2008214299	2/6/2008	4/24/2014	2/6/2028
AZ 023804	2/6/2008	7/29/2016	2/6/2028
BY 023804	2/6/2008	7/29/2016	2/6/2028
CA 2,676,422	2/6/2008	10/16/2018	2/6/2028
CN 101662939	2/6/2008	11/25/2015	2/6/2028
CN 103788108	2/6/2008	4/12/2017	2/6/2028
EP 2124550	2/6/2008	4/19/2017	2/6/2028
EA 023804	2/6/2008	7/29/2016	2/6/2028
HK 1140375	2/6/2008	3/9/2018	2/6/2028
JP 5693850	2/6/2008	2/13/2015	2/6/2028
KG 023804	2/6/2008	7/29/2016	2/6/2028
KZ 023804	2/6/2008	7/29/2016	2/6/2028
MD 023804	2/6/2008	7/29/2016	2/6/2028
MX 309985	2/6/2008	5/28/2013	2/6/2028
RU 023804	2/6/2008	7/29/2016	2/6/2028
TJ 023804	2/6/2008	7/29/2016	2/6/2028
TM 023804	2/6/2008	7/29/2016	2/6/2028
US 7,998,957	2/6/2007	8/16/2011	2/20/2030
US 8,426,444	2/6/2007	4/23/2013	2/6/2028
US 8,227,473	8/1/2008	7/24/2012	3/11/2030
US 8,541,458	8/1/2008	9/24/2013	7/17/2029
US 8,822,461	2/6/2007	9/2/2014	6/30/2031
US 9,079,917	2/6/2007	7/14/2015	4/19/2033
US 10,023,587	2/6/2007	7/17/2018	9/26/2036

LB-100 Series of Compounds – LB-100 in Combination with Anti-Cancer Agents

Methods for Regulating Cell Mitosis by Inhibiting Serine/Threonine Phosphatase

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,526,915	8/1/2008	12/27/2016	3/31/2032

LB-100 and LB-200 Series of Compounds – Use in Treatment of Multiple CNS Diseases

Neuroprotective Agents for the Prevention and Treatment of Neurodegenerative Diseases

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
EP 2318005	7/29/2009	11/1/2017	7/29/2029
US 8,058,268	8/1/2008	11/15/2011	12/31/2029
US 8,329,719	8/1/2008	12/11/2012	7/29/2029

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Reperfusion Injury

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
CN ZL 201380035527.1	6/28/2013	9/22/2017	6/28/2033
EP 2870161	6/28/2013	8/8/2018	6/28/2033
DE 2870161	6/28/2013	8/8/2018	6/28/2033
FR 2870161	6/28/2013	8/8/2018	6/28/2033
GB 2870161	6/28/2013	8/8/2018	6/28/2033

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,833,450	2/19/2015	12/5/2017	2/19/2036

HDAC Inhibitors

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
HK 1145420	10/1/2008	1/26/2018	10/1/2028

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Diabetes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 10,149,847	12/16/2014	12/11/2018	12/7/2033

Formulations of Oxabicycloheptanes and Oxabicycloheptenes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
CN ZL 201480027138.9	4/8/2014	10/26/2018	4/8/2034

Process of Synthesizing 3-(4-Methylpiperazine-1-Carbonyl)-7-Oxabicyclo[2.2.1]Heptane-2-Carboxylic Acid

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,994,584	10/15/2014	6/12/2018	10/14/2035

Protein Phosphatase 2A Inhibitors for Treating Myelodysplastic Syndromes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 10,071,094	1/23/2017	9/11/2018	7/23/2035
JP 6453441	7/23/2015	12/21/2018	7/23/2035

Oxabicycloheptane Prodrugs

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,988,394	5/13/2016	6/5/2018	5/13/2036

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

Research and Development

Further development of lead compounds in addition to LB-100 will require pharmacokinetic/pharmacodynamic characterization (i.e., how long a drug persists in the blood and how long the drug is active at the intended target) and large animal toxicologic evaluation under conditions meeting FDA requirements. Most anti-cancer drugs fail in development because of unacceptable toxicity. However, by analogy with mechanistically related compounds, there is good reason to believe that lead compounds in addition to LB-100 will be able to be given to humans safely by routes and at doses resulting in concentration of drug producing anti-cancer activity in animal model systems.

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

Employees

As of December 31, 2018, the Company had no full-time employees, other than Dr. Kovach. Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he has been devoting 100% of his time to the Company’s business activities since that date.

Prior to February 23, 2017, Dr. Kovach was a Professor (part-time) in the Department of Preventive Medicine at the State University of New York at Stony Brook (“SUNY – Stony Brook”) in Stony Brook, New York. Dr. Kovach devoted approximately 50% of his efforts to the Company, including research planning and management functions. Dr. Kovach’s contributions to the Company were made outside of his academic responsibilities at SUNY – Stony Brook.

Dr. Kovach directs, coordinates and manages the scientific and business development of the Company with the advice of the Company’s Board of Directors, input from the Scientific Advisory Committee, and, from time to time, various consultants with specific expertise.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has experienced recurring losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2018, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

Because the Company is currently engaged in clinical research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Our success depends on the continued availability and contributions of our founder and Chief Executive Officer, Dr. John S. Kovach. Dr. Kovach is 82 years old. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts and would require that we hire a qualified replacement to fill the position of the Chief Executive Officer. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

During September 2015, we entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which we engaged BioPharmaWorks to perform certain services for us. Those services include, among other things: (a) assisting us to (i) commercialize our products and strengthen our patent portfolio, (ii) identify large pharmaceutical companies with potential interest in our product pipeline, and (iii) prepare and deliver presentations concerning our products; (b) at the request of the Board of Directors, serving as backup management for up to three months should our Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. Services under this Collaboration Agreement has been periodically suspended and resumed; effective March 1, 2019, the Company and BioPharmaWorks agreed to resume services under this Collaboration Agreement. We believe that this Collaboration Agreement mitigates, to a certain extent, our reliance on the services of Dr. Kovach, and would allow us the time to replace Dr. Kovach in the event that such a need arose.

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

The development process necessary to obtain regulatory approval is lengthy, complex and costly. If we and our collaborative partners do not obtain necessary regulatory approvals at each stage of development, then our business would not be successful, and the market price of our common stock could decline substantially.

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

As a result of these factors, we, or our collaborative partners, may not successfully complete clinical trials in the time periods estimated, if at all. Moreover, if we, or our collaborative partners, incur unanticipated costs and/or delays in development programs or if we fail to successfully develop and commercialize products based upon our technologies, we may not be able to generate significant operating revenues and sustainable profitability, as a result of which our stock price could decline substantially.

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

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative efforts to implement health care reforms such as the Patient Protection and Affordable Care Act (the “ACA”), which became law in 2010, and other measures, may result in lower prices for our product candidates or exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting, and the effect of the ACA and other health care reform, could materially and adversely affect our results of operations.

The product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. If physicians and patients do not accept the products that we may develop, our ability to generate product revenue in the future will be adversely affected. Market acceptance of and demand for any product that we may develop will depend on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	convenience and ease of administration;

●	prevalence and severity of adverse side effects;

●	availability of alternative treatments;

●	cost effectiveness;

●	effectiveness of our marketing strategy and the pricing of any product that we may develop;

●	publicity concerning our products or competitive products; and

●	our ability to obtain third-party coverage or insurance reimbursement.

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

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference proceeding declared before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products and technology, it is possible that we may become so in the future. We are not currently aware of any actual or potential third-party infringement claim involving our products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise or otherwise promote the compounds that are used in their products. Any litigation to enforce or defend our patent rights, even if we prevail, could be costly and time-consuming and would divert the attention of management and key personnel from business operations.

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

The availability and levels of reimbursement by governmental and other third-party payors affect the market for our products. The efficacy, safety and cost-effectiveness of our products, as well as the efficacy, safety and cost-effectiveness of any competing products, will determine the availability and level of reimbursement. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our potential revenues would be reduced, and our results of operations would be negatively impacted.

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

Risks Related to Capital Structure

There is no assurance that an established public trading market for our common stock will ultimately develop, and if it does develop, that it is sustainable, which would adversely affect the ability of our investors to sell their shares of common stock in the public market.

Although our common stock is registered under the Exchange Act and our stock is traded on the OTCQB operated by the OTC Markets, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTCQB is an over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock could be influenced by a number of factors, including:

●	the issuance of new equity securities pursuant to a future offering or acquisition;

●	changes in interest rates;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	changes in financial estimates by securities analysts;

●	the depth and liquidity of the market for our common stock;

●	investor perceptions of our company and the pharmaceutical industry generally; and

●	general economic and other national conditions.

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

Dr. John Kovach, our principal stockholder and our Chief Executive Officer, beneficially owns 13.6% of our outstanding common stock (the Company’s only voting security currently issued and outstanding). As a result of the combination of these factors, Dr. Kovach possesses significant influence on the operations and corporate governance of the Company, giving him substantial influence over the election of the members of the Board of Directors and the approval of significant corporate transactions. Such influence may also have the effect of delaying or preventing a future change in control transaction, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company conducts clinical research required to bring a compound through the clinical trial process at medical centers and contract research organizations. The Company maintains a single office in a designated area of Dr. Kovach’s residence as the Company’s administrative offices. The Company receives corporate mail at the post office depot, 248 Route 25A, No. 2, East Setauket, New York 11733. The Company also conducts certain corporate office functions at the Eric Foreman Law Office, 401 Park Avenue, New York, New York 10016. Management does not believe that any additional facilities are needed at this time.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTCQB under the symbol “LIXT”. There is limited trading in the Company’s common stock. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The Company believes that a number of factors, both within and outside its control, could cause the price of the Company’s common stock to fluctuate, perhaps substantially.

The following table sets forth the range of reported closing prices of the Company’s common stock during the periods presented. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2017
First Quarter	$0.45	$0.12
Second Quarter	$0.23	$0.11
Third Quarter	$0.40	$0.20
Fourth Quarter	$0.20	$0.12

	High	Low
Year Ended December 31, 2018
First Quarter	$0.13	$0.17
Second Quarter	$0.13	$0.28
Third Quarter	$0.25	$1.00
Fourth Quarter	$0.70	$1.30

Holders

As of March 1, 2019, the Company had 80 stockholders of record holding 67,045,814 shares of the Company’s common stock outstanding, including 6,240,208 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various brokerage firms and clearing agencies.

Dividends

The Company’s dividend policy is determined by its Board of Directors and will depend upon a number of factors, including the Company’s financial condition and performance, its cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and any credit or other contractual arrangements may then impose. The Company has not paid any cash dividends on its common stock to date and at the current time the Company does not anticipate paying a cash dividend on its common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2018, the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance compensation plans (excluding securities reflected in column 2)
	(1)		(2)	(3)
Equity Compensation Plans Approved by Security Holders	N/A	$	N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	7,750,000		$0.41	N/A	(1)

(1)	The Company’s 2007 Stock Option Plan terminated on June 19, 2017.

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

Recent Development

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment.

The clinical trial will be managed and conducted at Moffitt Cancer Center in Tampa, Florida. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2018, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because the Company is currently engaged in clinical research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At December 31, 2018, the Company had cash of $4,273,012 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its safety and therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 has subsequently been amended and modified by ASU 2018-10, 2018-11 and 2018-20. ASU 2016-02 (including the subsequent amendments and modifications) is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

The Company has retained Theradex to provide technical and advisory services to the Company with respect to clinical trial matters involving the FDA. Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex for the Phase 1 clinical trial of LB-100 aggregated $2,233,248, with approximately 60% of such costs allocated for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. During the year ended December 31, 2018, the Company did not incur any such clinical trial costs with Theradex. During the year ended December 31, 2017, the Company incurred $105,698 of such clinical trial costs with Theradex, representing approximately 24% of research and development costs for the year ended December 31, 2017. Costs incurred pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes to the consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgements and estimates used in the preparation of the Company’s consolidated financial statements.

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

The Company retained Theradex, an international contract research organization (“CRO”) that provides professional services for the clinical research and development of pharmaceutical compounds, to be responsible for managing and administering the Company’s Phase 1 clinical trial of LB-100. The costs of the Phase 1 clinical trial of LB-100 that were paid through Theradex were recorded and expensed based upon the documentation provided by the CRO.

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

The Company completed a Phase 1 clinical of its lead anti-cancer compound LB-100 that showed it is associated with anti-tumor activity in humans at doses that are readily tolerable. Responses included objective regression (tumor shrinkage) lasting for 11 months of a pancreatic cancer and cessation of growth (stabilization of disease) for 4 months or more of 9 other progressive solid tumors out of 20 patients who had measurable disease. As Phase 1 clinical trials are fundamentally designed to determine safety of a new compound in humans, the Company was encouraged by these results. The next step is to demonstrate in Phase 2 clinical trials the efficacy of LB-100 in one or more specific tumor types, against which the compound has well documented activity in pre-clinical models.

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

In addition, an entirely new application of LB-100 to a specific class of hematologic cancers called B cell leukemias and lymphomas was reported by a group of hematological cancer experts from several national cancer centers in the journal Cell (Xiao et al. (2018) B-Cell-Specific Diversion of Glucose Carbon Utilization Reveals a Unique Vulnerability in B Cell Malignancies. Cell (2018) 173:1-15). The seminal finding was that B cell cancers in general require overexpression of PP2A for survival, and that in multiple pre-clinical models and in isolated human B cell cancers, LB-100 is highly inhibitory. The journal Cell is a peer-reviewed scientific journal publishing research papers across a broad range of disciplines within the life sciences. Although B cell cancer therapy is a crowded field with many treatments available, the discovery that these cancers are apparently dependent for survival on abnormally high levels of PP2A activity, the enzyme target of LB-100, merits further exploration of new regimens incorporating LB-100 for therapy of these diseases.

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

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt will conduct and manage a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete. This Phase 1b/2 clinical trial will utilize LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A and are especially vulnerable to further inhibition of PP2A by LB-100.

Presented below are proposed clinical trials that the Company would like to conduct over the next few years. The Company expects that these potential clinical trials, and the details thereof, will change over time as the Company obtains more clinical information on LB-100. The Company’s ability to conduct these clinical trials is subject to the availability of sufficient financial resources.

(1) A Phase 1b/2 randomized clinical trial in previously untreated patients with small cell lung cancer (SCLC) comparing the standard regimen, carboplatin/etoposide, with and without LB-100. The malignant cells of this uniformly rapidly fatal lung cancer are genetically sensitive to PP2A inhibition (by a process termed synthetic lethality).

(2) A Phase 1b/2 randomized clinical trial in patients adding LB-100 to PD-1 inhibitors against one of several cancers in which PD-1 inhibitors alone have definite but modest activity.

The Phase 1b/2 clinical trials in SCLC and in LB-100 plus a PD-1 inhibitor in yet to be specified solid tumors will require additional financing in excess of that currently budgeted to fund a Phase 1b/2 clinical trial in myelodysplastic syndrome that is scheduled to begin during the quarter ending June 30, 2019 as described above, and/or partnering relationships with other pharmaceutical companies, in order for the Company to undertake and complete such clinical studies. The Company is in discussions with various parties with respect to the financing of these clinical studies, although there can be no assurances that the Company will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

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

Results of Operations

At December 31, 2018, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2018	2017

Revenues	$—	$—

Costs and expenses:
General and administrative costs	2,097,348	1,342,531
Research and development costs	40,703	467,258
Total costs and expenses	2,138,051	1,809,789
Loss from operations	(2,138,051)	(1,809,789)
Interest income	4,923	1,375
Net loss	$(2,133,128)	$(1,808,414)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding – basic and diluted	58,796,115	55,817,458

Years Ended December 31, 2018 and 2017

Revenues. The Company did not have any revenues for the years ended December 31, 2018 and 2017.

General and Administrative Costs. For the year ended December 31, 2018, general and administrative costs were $2,097,348, which consisted of the fair value of vested stock options issued to directors and consultants of $785,612 (including the cost of extending certain stock options previously granted to a consultant of $711,738), patent and licensing legal fees and costs of $842,325, other consulting and professional fees of $300,649, insurance expense of $52,060, officer’s salary and related costs of $67,656, stock transfer fees of $12,822, travel and entertainment costs of $1,789, listing fees of $12,000, filing fees of $7,490, and other operating costs of $14,945.

For the year ended December 31, 2017, general and administrative costs were $1,342,531, which consisted of the fair value of vested stock options issued to directors and consultants of $38,675, patent and licensing legal fees and costs of $846,169, other consulting and professional fees of $273,260, insurance expense of $53,045, officer’s salary and related costs of $67,489, stock transfer fees of $9,944, filing fees of $6,593, travel and entertainment costs of $14,840, listing fees of $10,000, conference fees of $9,946, and other operating costs of $12,570.

General and administrative costs increased by $754,817 or 56.2% in 2018 as compared to 2017, primarily as a result of an increase in the fair value of stock options issued to directors and consultants of $746,937.

Research and Development Costs. For the year ended December 31, 2018, research and development costs were $40,703, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, and is stated net of a credit of $25,000 for a reversal of an obligation to the National Cancer Institute in connection with Amendment No. 3 to the M-CRADA, which updated collaboration plans between the National Cancer Institute and the Company.

For the year ended December 31, 2017, research and development costs were $467,258, which consisted of the fair value of vested common stock options and warrants of $32,020, and contractor costs of $435,238, incurred primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline, including $105,698 to Theradex in connection with the Phase 1 clinical trial of LB-100, $60,000 to BioPharma Works, and $75,000 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

Research and development costs decreased by $426,555 or 91.3% in 2018 as compared to 2017, primarily as a result of a decrease of $394,535 in contractor costs and a decrease of $32,020 for the fair value of vested stock options.

Interest Income. For the year ended December 31, 2018, the Company had interest income of $4,923, as compared to interest income of $1,375 for the year ended December 31, 2017.

Net Loss. For the year ended December 31, 2018, the Company incurred a net loss of $2,133,128, as compared to a net loss of $1,808,414 for the year ended December 31, 2017.

Liquidity and Capital Resources – December 31, 2018

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2018, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At December 31, 2018, the Company had working capital of $4,123,530, as compared to working capital of $995,041 at December 31, 2017, reflecting an increase in working capital of $3,128,489 for the year ended December 31, 2018. The increase in working capital during the year ended December 31, 2018 was the result primarily of net proceeds from the sale of common stock units on November 30, 2018, in the amount of $4,475,298, offset by working capital being utilized to fund the Company’s research and development activities and ongoing operating expenses, including maintaining and developing the Company’s patent portfolio.

At December 31, 2018, the Company had cash of $4,273,012 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its safety and therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Operating Activities. For the year ended December 31, 2018, operating activities utilized cash of $1,511,034, as compared to utilizing cash of $1,412,181 for the year ended December 31, 2017, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the years ended December 31, 2018 and 2017, the Company had no investing activities.

Financing Activities. For the year ended December 31, 2018, financing activities consisted of net proceeds from the sale of 9,000,000 common stock units on November 30, 2018, in the amount of $4,475,298 and $3,000 received from the exercise of stock options to acquire 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share. For the year ended December 31, 2017, financing activities consisted of the receipt of $1,000,000 and $1,500,000 of proceeds from the sale of 4,000,000 shares and 6,000,000 shares of the Company’s common stock at $0.25 per share in closings occurring in January 2017 and April 2017, respectively. In addition, on July 6, 2017, the Company received $18,000 from a former director for the exercise of stock options to acquire 150,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the six months ended June 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the years ended December 31, 2018 and 2017, $0 and $75,000, respectively, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016, 2017 and 2018, the agreement had been automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the years ended December 31, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 5. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017 and was automatically renewed for additional one-year periods on September 13, 2017 and 2018, respectively. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,000 and $60,000, which were included in research and development costs in the consolidated statement of operations, during the years ended December 31, 2018 and 2017, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $6,881 during the year ended December 31, 2018. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,174 was classified as a current asset and $3,294 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 on the date on which the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt that is scheduled to begin during the quarter ending June 30, 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement.

The Company will be obligated to pay Moffitt earned royalties of 4% on worldwide cumulative net sales of royalty-bearing products, subject to reduction to 2% under certain circumstances, on a quarterly basis, with a minimum royalty payment of $50,000 in the first four years after sales commence, and $100,000 in year five and each year thereafter, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. The Company’s obligation to pay earned royalties under the License Agreement commences on the date of the first sale of a royalty-bearing product, and shall automatically expire on a country-by-country basis on the date on which the last valid claim of the Licensed Patents expires, lapses or is declared invalid, and the obligation to pay any earned royalties under the License Agreement shall terminate on the date on which the last valid claim of the Licensed Patents expires, lapses, or is declared to be invalid in all countries.

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

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead clinical compound, LB-100, in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. The clinical trial will be managed and conducted by Moffitt Cancer Center in Tampa, Florida. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete.

On September 12, 2018, the Company entered into a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial scheduled to begin at Moffitt during the quarter ending June 30, 2019. The clinical trial will be managed and conducted by Moffitt to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk MDS. This work order agreement became effective in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000. As of December 31, 2018, costs of $11,906 have been incurred pursuant to this work order agreement.

Off-Balance Sheet Arrangements

At December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, consisting of its chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting as of December 31, 2016 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or subsequent to the fourth quarter of the year ended December 31, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of the Company as of December 31, 2018. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officer or persons nominated or charged by the Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

The Company’s directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	82	President, Chief Executive Officer, Chief Financial Officer and Director
Dr. Philip F. Palmedo	84	Director
Dr. Stephen J. Forman	70	Director
Dr. Winson Sze Chun Ho	34	Director
Dr. Yun Yen	64	Director

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

Dr. Winson Sze Chun Ho

Winson Sze Chun Ho, M.D., is presently a pediatric neurosurgery fellow at the University of Utah School of Medicine. After receiving his M.D. from Yale University School of Medicine in 2011, Dr. Ho had four years of training in Neurosurgery at the University of Virginia, Charlottesville, Virginia. Prior to his final year as chief resident at the University of Virginia, Dr. Ho spent three years doing molecular pharmacologic research on methods to enhance the efficacy of cancer therapy as a Clinical and Research Fellow in the Surgical Neurology Branch, National Institute of Neurological Disorders and Stroke, National Institutes of Health. His research included several studies of the Company’s lead clinical compound, the protein phosphatase 2A inhibitor LB-100, including the demonstration that LB-100 potentiates the effectiveness of the immune checkpoint blocker PD-1 in several preclinical models. These results were recently published in the scientific journal Nature Communications.

Dr. Yun Yen

Yun Yen, M.D., Ph.D., F.A.C.P. is a physician, scientist, innovator, and philanthropist. He is widely regarded as an expert in ribonucleotide reductase, a critical target in cancer therapy and diagnostics. He is President Emeritus of Taipei Medical University (TMU) and Chair Professor of the Ph.D. Program for Cancer Biology and Drug Discovery. Prior to TMU, Dr. Yen was the Allen and Lee Chao Endowed Chair in Developmental Cancer Therapeutics, Chair of Molecular Pharmacology Department, Associate Director for Translational Research, and Co-Director of the Developmental Cancer Therapeutics Program at the City of Hope NCI-designated Comprehensive Cancer Center, Duarte California. He has published more than 300 peer-reviewed articles, holds over 60 patents, and has commercialized multiple methodologies involving nanoparticles, small and large molecule drugs, biomarkers, stem cells, and medical devices. Dr. Yen also founded philanthropic organizations aimed at serving the global cancer community and holds membership in numerous professional societies. He serves on the boards of Fulgent Genetics and Tanvex BioPharma Inc.

SCIENTIFIC ADVISORY COMMITTEE

The Scientific Advisory Committee (the “Committee”) was established to advise management of the Company in three areas: human molecular pathology; the clinical management of human brain tumors; and medicinal chemistry. The Company’s objective is to meet with the Committee as a group annually, with some members participating via telephone conference. The Committee members have been apprised of the Company’s general objectives and several of the specific challenges and leads for developing improved therapies for human brain tumors. The Committee members do not serve in any management capacity with the Company. The members of the Company’s Committee currently are:

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

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company, that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2018.

ITEM 11. EXECUTIVE COMPENSATION

Option Grants in 2017 and 2018 - Named Executive Officer

None.

Aggregated Option Exercises in 2017 and 2018 – Named Executive Officer

None.

Option Values at December 31, 2017 and at 2018 - Named Executive Officer

None.

Employment Agreements; Compensation

The Company has not entered into any employment agreements with management. Any future compensation arrangements are subject to the approval of the Board of Directors.

During the years ended December 31, 2017 and 2018, the Company paid Dr. John S. Kovach, the Company’s Chief Executive Officer and Chief Financial Officer, an annual salary of $60,000. Prior to February 23, 2017, Dr. Kovach devoted approximately 50% of his time to his academic commitments at SUNY – Stony Brook and approximately 50% of his time to the Company’s business activities. Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he has been devoting 100% of his time to the Company’s business activities since that date.

Dr. Kovach is not compensated separately for his service on the Company’s Board of Directors. Dr. Kovach is reimbursed for out-of-pocket expenses.

Consulting Agreements

See “ITEM 16. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE – Related Party Transactions” for disclosures with respect to consulting agreements involving directors and related parties.

Board of Director Compensation

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock option (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock option (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the year ended December 31, 2017, the Company recorded a charge to operations of $5,681 with respect to these stock options.

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

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Sze Chun Ho and Dr. Yun Yen stock options for each to purchase an aggregate of 200,000 shares of common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date. One-half of such stock options (100,000 shares each) vested on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) will vest on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 4, 2018 through August 4, 2019. During the year ended December 31, 2018, the Company recorded a charge to operations of $73,874 with respect to these stock options.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
John S. Kovach	2018	$60,000	0	0	0	0	0	0	0
Director (3)	2017	$60,000	0	0	0	0	0	0	0
	2016	$60,000	0	0	0	0	0	0	0

Philip F. Palmedo	2018	0	0	0	$0	0	0	0	0
Director	2017	0	0	0	$7,499	0	0	0	0
	2016	0	0	0	$52,604	0	0	0	0

Kathleen P. Mullinix	2018	0	0	0	0	0	0	0	0
Director (4)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	$17,535	0	0	0	0

Stephen J. Forman	2018	0	0	0	$0	0	0	0	0
Director	2017	0	0	0	$7,499	0	0	0	0
	2016	0	0	0	$31,180	0	0	0	0

Winson Sze Chun Ho	2018	0	0	0	$52,460	0	0	0	0
Director

Yun Yen	2018	0	0	0	$52,460	0	0	0	0
Director

(1)	Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

(3)	Dr. Kovach is also the Company’s President, Chief Executive officer and Chief Financial Officer.

(4)	Dr. Mullinix resigned from the Company’s Board of Directors on November 22, 2016.

Scientific Advisory Committee Compensation

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, which vested 25,000 shares on June 24, 2014, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measures the non-vested options to fair value at the end of each reporting period. During the year ended December 31, 2017, the Company recorded a charge to operations of $2,492 with respect to these stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2019, certain information regarding beneficial ownership of the Company’s common stock (the only class of the Company’s voting equity securities issued and outstanding) by (i) each person or entity who is known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, and (iii) all directors and executive officers of the Company as a group. As of March 1, 2019, there were 67,045,814 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 1, 2019 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Officers, Directors and 5% stockholders

Dr. John S. Kovach
248 Route 25A, No. 2
East Setauket, New York 11733	9,114,503		13.6%

Dr. Philip F. Palmedo
248 Route 25A, No. 2
East Setauket, New York 11733	1,766,020	(1)	2.6%

Dr. Stephen J. Forman
248 Route 25A, No. 2
East Setauket, New York 11733	472,500	(2)	0.7%

Dr. Yun Yen
248 Route 25A, No. 2
East Setauket, New York 11733	200,000		0.3%

Dr. Winson Sze Chun Ho
248 Route 25A, No. 2
East Setauket, New York 11733	200,000	(11)	0.3%

All officers and directors as a group (three persons)	11,753,023		17.2%

John and Barbara Kovach 2015 Trust
Eric J. Forman, Trustee
401 Park Avenue South, 10th Floor
New York, New York 10016	8,000,000	(3)	11.9%

Eric J. Forman
401 Park Avenue South, 10th Floor
New York, New York 10016	8,320,000	(4)	12.4%

Gil Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	11,618,739	(5)	16.1%

Dr. Debbie Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	9,874,845	(6)	13.86%

Dr. Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	11,745,000	(7)	16.2%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	7,650,000	(8)	11.1%

Lalit R. Bahl and Kavit K. Kinra
3 Pheasant Run
Setauket, New York 11733	6,000,000		8.8%

Lawrence J. Goldstein
1865 Palmer Avenue
Larchmont, NY 10538	4.000,000	(9)	5.8%

Hung Tak Ho
Mayfair by the Sea II
Tower T8, 1/F, Unit A
21 Fo Chun Road Pak ShekKok
Taipo NT, Hong Kong SAR	6,000,000	(10)	8.9%

(1) Includes of 1,100,000 shares of common stock and stock warrants to purchase 100,000 shares of common stock owned by the Philip Palmedo Partnership, and 66,020 shares of common stock and stock options to purchase 500,000 shares of common stock owned by Dr. Philip Palmedo. Dr. Palmedo, as the general partner of the Philip Palmedo Partnership, has voting, dispositive and investment control with respect to the common stock and common stock warrants owned by the partnership. All stock options and common stock warrants are immediately exercisable or within 60 days.

(2) Includes of 22.500 shares of common stock owned by Dr. Stephen Forman and stock options to purchase 250,000 shares of common stock which are immediately exercisable or within 60 days. Also includes 100,000 shares of common stock and stock warrants to purchase 100,000 shares of common stock owned by the Stephen Forman Living Trust dated 12/16/98. Stephen Forman is trustee of the trust and holds voting and dispositive power over the common stock and common stock warrants owned by the trust.

(3) Includes 8,000,000 shares of common stock transferred by John Kovach and his wife, Barbara C.H. Kovach, as grantors, to the John and Barbara Kovach 2015 Trust, an irrevocable trust dated July 6, 2015. The primary beneficiaries of the trust are the two adult daughters of John and Barbara Kovach. Eric J. Forman is the trustee of the John and Barbara Kovach 2015 Trust.

(4) Includes 100,000 shares of common stock owned by Eric J. Forman, stock options to purchase 200,000 shares of common stock and stock warrants to purchase 20,000 shares of common stock. Eric Forman is the husband of Julie (Schwartzberg) Forman, the son-in-law of Gil and Debbie Schwartzberg, and the trustee of the John and Barbara Kovach 2015 Trust. Also includes 8,000,000 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Eric Forman, as trustee, has voting, dispositive and investment control. Excludes 1,120,000 shares of common stock, stock options to purchase 1,750,000 shares of common stock and common stock warrants to purchase 500,000 of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the beneficiary, and as to which Eric Forman disclaims beneficial ownership or control. Also excludes 30,000 shares of common stock owned by the Julie Forman 2015 Trust, the beneficiary of which is Cole Forman, the son of Eric and Julie Forman, as to which David Sterling, as trustee, has voting, dispositive and investment control. Also excludes 100,000 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee. All stock options and stock warrants are immediately exercisable or within 60 days.

(5) Includes 2,255,556 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Gil Schwartzberg, as trustee, has voting, dispositive and investment control, and stock options to purchase 500,000 shares of common stock owned by Gil Schwartzberg. All stock options and common stock warrants are immediately exercisable or within 60 days.

Also includes the following:

-	855,068 shares of common stock owned by the Gil Schwartzberg IRA;
-	638,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control;
-	1,120,000 shares of common stock, stock options to purchase 1,750,000 shares of common stock and common stock warrants to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Gil Schwartzberg is the co-trustee;
-	1,150,000 shares of common stock, stock options to purchase 1,750,000 shares of common stock and common stock warrants to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Gil Schwartzberg is the co-trustee;
-	100,000 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee;
-	200,000 shares of common stock owned by the Julie Forman 2015 Trust, David Sterling trustee.

Excludes the following:

-	2,504,845 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, the wife of Gil Schwartzberg, as to which Gil Schwartzberg disclaims beneficial ownership or control.

(6) Includes 2,504,845 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, as to which Debbie Schwartzberg, as trustee, has voting, dispositive and investment control. All stock options and common stock warrants are immediately exercisable or within 60 days.

Also includes the following:

-	1,120,000 shares of common stock, stock options to purchase 1,750,000 shares of common stock and common stock warrants to purchase 500,000 shares of common stock owned by the Julie Schwartzberg Trust, as to which Debbie Schwartzberg is the co-trustee;
-	1,150,000 shares of common stock, stock options to purchase 1,750,000 shares of common stock and common stock warrants to purchase 500,000 shares of common stock owned by the David N. Sterling Trust, as to which Debbie Schwartzberg is the co-trustee;
-	100,000 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee;
-	200,000 shares of common stock owned by the Julie Forman 2015 Trust, David Sterling trustee.

Excludes the following:

-	2,255,556 shares of common stock and stock options to purchase 500,000 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Debbie Schwartzberg, the wife of Gil Schwartzberg, disclaims beneficial ownership or control;
-	855,068 shares of common stock owned by the Gil Schwartzberg IRA;
-	638,115 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control.

(7) Includes 6,110,000 shares of common stock and 4,375,000 shares of common stock issuable upon conversion of 350,000 shares of Series A Convertible Preferred Stock owned by the Arthur and Jane Riggs 1990 Revocable Trust. Arthur Riggs and his wife, Jane Riggs, are co-trustees of the trust and share voting and dispositive power over the shares of preferred stock. The shares of Series A Convertible Preferred Stock were acquired on March 17, 2015 and January 15, 2016, are non-voting, and are immediately convertible into common stock.

(8) Consists of 5,650,000 shares of common stock owned by the Greenberg Family Trust dated May 3, 1988 and stock warrants to purchase 2,000,000 shares of common stock. The trust is a revocable trust, and Arthur Greenberg and his wife, Susan Greenberg, are co-trustees of the trust and share voting and dispositive power over the shares of common stock.

(9) Includes 1,000,000 shares of common stock owned by Lawrence J. Goldstein and common stock warrants to purchase 1,000,000 shares of common stock owned by Lawrence J. Goldstein. Also includes 1,000,000 shares of common stock owned by Santa Monica Partners, L.P. and common stock warrants to purchase 1,000,000 shares of common stock owned by the Santa Monica Partners, L.P. Lawrence J. Goldstein is the sole managing member of the general partner, SMP Asset Management LLC.

(10) Excludes stock options to purchase 200,000 shares of common stock owned by Dr. Winson Sze Chun Ho, a director of the Company and the son of Hung Tak Ho, as to which Hung Tak Ho disclaims beneficial ownership or control.

(11) Excludes 6,000,000 shares of common stock owned by Hung Tak Ho, the father of Dr. Winson Sze Chun Ho, a director of the Company, as to which Dr. Winson Sze Chun Ho disclaims beneficial ownership or control.

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

On August 2, 2018, with the approval of the Board of Directors, the Company entered into a third amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024. In conjunction with such amendment, the Company extended the expiration date of the fully-vested stock options for 4,000,000 shares of common stock previously granted to Mr. Schwartzberg, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738 ($0.1779 per share), which was charged to general and administrative costs in the consolidated statement of operations on the extension date.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2018 and 2017. In addition, effective October 16, 2017, in connection with his continuing role as a consultant to the Company, Eric Forman was granted fully-vested stock options to purchase 100,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $14,997 ($0.1500 per share), which was charged to operations on the date of grant

Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

See “ITEM 11. EXECUTIVE COMPENSATION - Directors Compensation” for disclosures with respect to compensation (both cash and equity-based) to certain of the Company’s directors for services.

(b) Director Independence

The Company considers Dr. Palmedo, Dr. Forman, Dr. Yen and Dr. Ho to be “independent directors”, as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.C. acted as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2018 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Weinberg & Company, P.C. for the years ended December 31, 2017 and 2018.

	Years Ended December 31,
	2017	2018
Audit Fees(1)	$61,960	$65,980
Audit-Related Fees(2)	—	—
Tax Fees(3)	14,352	12,264
All Other Fees(4)	—	—
Total	$76,312	$78,244

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under “Audit Fees”.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2019		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ JOHN S. KOVACH
	Name:	John S. Kovach
	Title:	President, Chief Executive Officer and Chief
Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	President, Chief Executive Officer and Chief Financial Officer	March 25, 2019
John S. Kovach	Principal Financial and Accounting Officer and Director

/s/ PHILIP F. PALMEDO	Director	March 25, 2019
Philip F. Palmedo

/s/ STEPHEN J. FORMAN	Director	March 25, 2019
Stephen J. Forman

/s/ WINSON SZE CHUN HO	Director	March 25, 2019
Winson Sze Chun Ho

/s/ YUN YEN	Director	March 25, 2019
Yun Yen

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock.[6]
3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock.8
3.6	Bylaws.[2]
10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010.[4]
10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013.[5]
10.3	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013.[5]
10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015.[7]
10.5	Form of First Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[7]
10.6	Form of Second Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[7]
10.7	Form of Securities Purchase Agreement dated as of February 24, 2017 between the Company and Lalit Bahl.[9]
10.8	Form of Securities Purchase Agreement dated as of April 3, 2017 between the Company and Hung Tak Ho.[10]
10.9**	Consulting Agreement between Liberi Life Sciences Consultancy BV and Lixte Biotechnology Holdings, Inc. dated and effective as of April 2, 2018.[11]
10.10	Clinical Trial Research Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018.[12]
10.11	Exclusive License Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 17, 2018).[12]
10.12	Form of Warrant to Purchase Common Stock of Llxte Biotechnology Holdings, Inc. (issued in connection with common stock unit rights offering that closed on November 30, 2018).[13]
31*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2016 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2017 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2017 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference.

12	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2018 and incorporated herein by reference.

13	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2018 and incorporated herein by reference.

*	Filed herewith.

**	Each of these Exhibits constitutes a management contract, compensatory plan or other arrangement.

***	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to the Annual Report on Form 10-K shall be deemed “furnished” but not “filed”.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

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

We have served as the Company’s auditor since 2008.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 25, 2019

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$4,273,012	$1,305,748
Prepaid expenses and other current assets	61,433	62,317
Total current assets	4,334,445	1,368,065
Prepaid expense, less current portion	2,293	—
Total assets	$4,336,738	$1,368,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$195,211	$312,034
Research and development contract liabilities	15,704	60,990
Total current liabilities	210,915	373,024

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 67,045,814 shares and 58,025,814 shares at December 31, 2018 and 2017, respectively	6,704	5,802
Additional paid-in capital	25,267,662	20,004,654
Accumulated deficit	(24,648,543)	(22,515,415)
Total stockholders’ equity	4,125,823	995,041
Total liabilities and stockholders’ equity	$4,336,738	$1,368,065

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $759,738 and $83,686 to related parties for the years ended December 31, 2018 and 2017, respectively	2,097,348	1,342,531
Research and development costs, including $22,198 and $105,698 to Theradex for the years ended December 31, 2018 and 2017, respectively	40,703	467,258
Total costs and expenses	2,138,051	1,809,789
Loss from operations	(2,138,051)	(1,809,789)
Interest income	4,923	1,375
Net loss	$(2,133,128)	$(1,808,414)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding – basic and diluted	58,796,115	55,817,458

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018 and 2017

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2016	350,000	$3,500,000	47,875,814	$4,787	$17,416,974	$(20,707,001)	$214,760
Sale of common stock	—	—	10,000,000	1,000	2,499,000	—	2,500,000
Exercise of common stock options	—	—	150,000	15	17,985	—	18,000
Stock-based compensation expense	—	—	—	—	70,695	—	70,695
Net loss	—	—	—	—	—	(1,808,414)	(1,808,414)
Balance, December 31, 2017	350,000	3,500,000	58,025,814	5,802	20,004,654	(22,515,415)	995,041
Sale of common stock units	—	—	9,000,000	900	4,499,100	—	4,500,000
Costs incurred in connection with the sale of common stock units	—	—	—	—	(24,702)	—	(24,702)
Exercise of common stock options	—	—	20,000	2	2,998	—	3,000
Stock-based compensation expense, including $711,738 for extension of stock options to related party	—	—	—	—	785,612	—	785,612
Net loss	—	—	—	—	—	(2,133,128)	(2,133,128)
Balance, December 31, 2018	350,000	$3,500,000	67,045,814	$6,704	$25,267,662	$(24,648,543)	$4,125,823

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,133,128)	$(1,808,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	785,612	38,675
Research and development costs	—	32,020
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	—	183,490
Prepaid expenses and other current assets	(1,409)	(12,325)
Increase (decrease) in -
Accounts payable and accrued expenses	(116,823)	152,439
Research and development contract liabilities	(45,286)	1,934
Net cash used in operating activities	(1,511,034)	(1,412,181)

Cash flows from financing activities:
Exercise of common stock options	3,000	18,000
Proceeds from sale of common stock and common stock units	4,500,000	2,500,000
Costs incurred in connection with the sale of common stock units	(24,702)	—
Net cash provided by financing activities	4,478,298	2,518,000

Cash:
Net increase (decrease)	2,967,264	1,105,819
Balance at beginning of period	1,305,748	199,929
Balance at end of period	$4,273,012	$1,305,748

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2018, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because the Company is currently engaged in clinical research at a relatively early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At December 31, 2018, the Company had cash of $4,273,012 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its safety and therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Cash Concentrations

The Company maintains its cash balances with financial institutions in federally-insured accounts. The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company maintains its accounts with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice. Beginning in 2019, the Company intends to invest the majority of its cash resources in short-term federally insured certificates of deposit.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s compounds and product candidates.

Research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

On January 10, 2010, the Company retained Theradex Systems, Inc. (“Theradex”) under a Master Agreement to provide technical and advisory services to the Company with respect to clinical trial matters involving the U.S. Food and Drug Administration (“FDA”). Theradex is an international contract research organization (“CRO”) that provides technical and advisory services with respect to clinical research and development of pharmaceutical compounds under the rules and regulations of the FDA. On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Company’s Phase 1 clinical trial of LB-100. This Phase 1 clinical trial had been substantially completed at December 31, 2017. The costs of the Phase 1 clinical trial of LB-100 paid to or through Theradex were recorded and charged to operations based upon the periodic documentation provided by the CRO. During the year ended December 31, 2018, the Company has paid Theradex $10,292 to update FDA documents relative to the completed Phase 1 clinical trial of LB-100.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor a Phase 1b/2 clinical trial that was approved by the FDA in early November 2018. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete. The clinical trial will be managed and conducted by the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida, to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 5% for payments for pass-through costs. The costs of the upcoming Phase 1b/2 clinical trial to be paid to or through Theradex will be recorded and charged to operations based on the periodic documentation provided by the CRO. As of December 31, 2018, costs of $11,906 have been incurred pursuant to this work order agreement.

In addition to the costs associated with the previously described work order agreements with Theradex with respect to the Company’s clinical trials, the Company has also from time to time engaged Theradex to provide other technical and advisory services.

Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing costs were $842,325 and $846,169 for the years ended December 31, 2018 and 2017, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Accounting for Preferred Stock

The Company accounts for preferred stock as either equity or debt, depending on the specific characteristics of the security issued. The Series A Convertible Preferred Stock issued by the Company in January 2016 and March 2015 has been classified as a component of stockholders’ equity (see Note 3).

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

As discussed above at “Research and Development”, the Company has retained Theradex to provide technical and advisory services to the Company with respect to clinical trial matters involving the FDA. Total costs charged to operations from 2013 through December 31, 2017 for services paid to or through Theradex for the Phase 1 clinical trial of LB-100 aggregated $2,233,248, with approximately 60% of such costs allocated for services provided by Theradex and approximately 40% for pass-through costs for clinical center laboratory costs and investigator costs over the life of the clinical trial. During the year ended December 31, 2018, the Company did not incur any such clinical trial costs with Theradex. During the year ended December 31, 2017, the Company incurred $105,698 of such clinical trial costs with Theradex, representing approximately 24% of research and development costs for the year ended December 31, 2017. Costs incurred pursuant to this agreement are included in research and development costs in the Company’s consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2018 and 2017 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2018, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to Scientific Advisory Committee members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

At December 31, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2018	2017

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock warrants	9,000,000	—
Common stock options, including options issued in the form of warrants	7,750,000	7,470,000
Total	21,125,000	11,845,000

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

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 has subsequently been amended and modified by ASU 2018-10, 2018-11 and 2018-20. ASU 2016-02 (including the subsequent amendments and modifications) is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

3. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company designated 175,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at December 31, 2018. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.0001). As of December 31, 2018 and 2017, the Company had 67,045,814 shares and 58,025,814 shares of common stock issued and outstanding, respectively.

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

Effective November 30, 2018, the Company raised $4,500,000 through the sale to sixteen accredited investors of 9,000,000 units at a purchase price of $0.50 per unit. Each unit consisted of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of $1.00 per share. Accordingly, a total of 9,000,000 shares of common stock and warrants to purchase 9,000,000 shares of common stock were issued by the Company. The warrants do not have any reset provisions. Legal costs of the private placement were $24,702. There were no commissions paid with respect to the private placement. The units sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder. The Company accounted for the issuance of the units as a capital transaction.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, is presented below.

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Warrants outstanding at December 31, 2017	—	$—
Issued	9,000,000	1.000
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2018	9,000,000	$1.000	3.92

At December 31, 2018, all outstanding warrants are exercisable at $1.000 per common share.

Based on a fair market value of $0.93 per share on December 31, 2018, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2018.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 5.

4. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $60,000 for the years ended December 31, 2018 and 2017, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

The Company’s principal office facilities are being provided without charge by Dr. Kovach. Such costs were not material to the Company’s consolidated financial statements and, accordingly, have not been reflected therein.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and shareholders. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company. Consideration under this consulting agreement, including subsequent extensions, has been paid exclusively in the form of stock options. On January 28, 2014, the Company entered into a second amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2019. In conjunction with such amendment, the Company granted Mr. Schwartzberg stock options to purchase an additional 4,000,000 shares of common stock, exercisable at $0.50 per share for a period of the earlier of five years from the grant date or the termination of the consulting agreement, with one-half of the stock options (2,000,000 shares) vested immediately and one-half of the stock options (2,000,000 shares) vested on January 28, 2015. Stock-based compensation expense with respect to the grant of the stock options to purchase the 4,000,000 shares of common stock was previously charged to general and administrative costs in the consolidated statement of operations over the vesting period. On August 2, 2018, with the approval of the Board of Directors, the Company entered into a third amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024. In conjunction with such amendment, the Company extended the expiration date of the fully-vested stock options for 4,000,000 shares of common stock previously granted to Mr. Schwartzberg, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738 ($0.1779 per share), which was charged to general and administrative costs in the consolidated statement of operations on the extension date.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2018 and 2017, respectively. In addition, effective October 16, 2017, in connection with his continuing role as a consultant to the Company, Eric Forman was granted fully-vested stock options to purchase 100,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $14,997 ($0.1500 per share), which was charged to operations on the date of grant. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 5. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $785,612 and $35,676 for the years ended December 31, 2018 and 2017, respectively.

5. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of December 31, 2018, unexpired stock options for 1,250,000 shares were issued and outstanding under the 2007 Plan.

The fair value of each stock option awarded is calculated on the date of grant and subsequent measurement dates using the Black-Scholes option-pricing model. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. The expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life of the stock options is the average of the vesting term and the full contractual term of the stock options.

For stock options requiring an assessment of value during the year ended December 31, 2018, the fair value of each stock option award was calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.44% to 3.01%
Expected dividend yield	0%
Expected volatility	170.32%
Expected life	0.5 to 5.5 years

For stock options requiring an assessment of value during the year ended December 31, 2017, the fair value of each stock option award was calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	1.18% to 2.47%
Expected dividend yield	0%
Expected volatility	308.51% to 332.63%
Expected life	1.5 to 5.0 years

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. In connection with this agreement, NDA was granted stock options to purchase 100,000 shares of the Company’s common stock, vesting 25,000 shares on June 24, 2014, and thereafter 25,000 shares annually on June 24, 2015, 2016 and 2017, exercisable for a period of five years from the date of grant at $0.13 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was initially determined to be $12,960 ($0.13 per share). The Company re-measured the non-vested options to fair value at the end of each reporting period. The unvested portion of the fair value of the stock options was charged to operations ratably from December 24, 2013 through June 24, 2017. During the year ended December 31, 2017, the Company recorded a charge to operations of $2,492 with respect to these stock options.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”), pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company as described at Note 7. In connection with the Collaboration Agreement, the Company agreed to issue to BioPharmaWorks 1,000,000 fully-vested shares of the Company’s common stock, valued at $260,000, based upon the closing price of the Company’s common stock of $0.26 per share, on September 14, 2015. Additionally, the Company issued to BioPharmaWorks two options in the form of warrants to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and is exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vested on September 14, 2017 and is exercisable for a period of five years from the date of grant at $2.00 per share. The fair value of the first and second warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $128,400 ($0.2568 per share) and $127,850 ($0.2557 per share), respectively. The Company re-measured the non-vested stock options to fair value at the end of each reporting period through September 30, 2017. During the year ended December 31, 2017, the Company recorded a charge to operations of $29,528 with respect to these warrants.

Effective May 13, 2016, in conjunction with his appointment as a director of the Company, the Company granted to Dr. Stephen J. Forman stock options to purchase an aggregate of 200,000 shares of the Company’s common stock under the 2007 Plan, exercisable for a period of five years from vesting date at $0.16 per share, which was the fair market value of the Company’s common stock on such date. One-half of such stock options (100,000 shares) vested on May 13, 2016 and the remaining one-half of such stock options (100,000 shares) vested on May 13, 2017. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,180 ($0.1559 per share), of which $15,590 was attributable to the stock options fully-vested on May 13, 2016 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 13, 2016 through May 13, 2017. During the year ended December 31, 2017, the Company recorded a charge to operations of $5,681 with respect to these stock options.

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

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Sze Chun Ho and Dr. Yun Yen stock options for each person to purchase an aggregate of 200,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date. One-half of such stock options (100,000 shares each) vested on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) will vest on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 4, 2018 through August 4, 2019. During the year ended December 31, 2018, the Company recorded a charge to operations of $73,874 with respect to these stock options.

Total stock-based compensation expense was $785,612 and $70,695 for the years ended December 31, 2018 and 2017, respectively. The total stock-based compensation expense for the year ended December 31, 2018 of $785,612 includes $711,738 of costs associated with the extension of stock options previously granted to Gil Schwartzberg, as described at Note 4.

A summary of stock option activity, including options issued in the form of warrants, during the years ended December 31, 2018 and 2017 is presented below.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2016	8,600,000	$0.583
Granted	220,000	0.150
Exercised	(150,000)	0.120
Expired	(1,200,000)	0.796
Stock options outstanding at December 31, 2017	7,470,000	0.545
Granted	400,000	0.280
Exercised	(20,000)	0.150
Expired	(100,000)	0.130
Stock options outstanding at December 31, 2018	7,750,000	$0.538	3.68

Stock options exercisable at December 31, 2017	7,470,000	$0.545
Stock options exercisable at December 31, 2018	7,550,000	$0.545	3.65

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $31,000 at December 31, 2018, which will be recognized subsequent to December 31, 2018 over a weighted-average period of approximately seven months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, are as follows at December 31, 2018:

	Options	Options
Exercise	Outstanding	Exercisable
Prices	(Shares)	(Shares)

$0.120	450,000	450,000
$0.150	300,000	300,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.280	400,000	200,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$2.000	500,000	500,000
	7,750,000	7,550,000

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2018 was approximately $3,482,800, based on a fair market value of $0.93 per share on December 31, 2018.

Outstanding options to acquire 200,000 shares of the Company’s common stock had not vested at December 31, 2018.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are summarized below. The calculations presented below at December 31, 2018 and 2017 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	December 31,
	2018	2017
Start-up and organization costs	$14,000	$19,000
Research credits	351,000	316,000
Stock-based compensation	626,000	407,000
Net operating loss carryforwards	4,395,000	4,020,000
Total deferred tax assets	5,386,000	4,762,000
Valuation allowance	(5,386,000)	(4,762,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018 and 2017, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017

U. S. federal statutory tax rate	(21.0)%	(35.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%
Expirations related to stock-based compensation	0.2%	13.4%
Adjustment to deferred tax asset	(1.3)%	(1.0)%
Change in valuation allowance	28.1%	28.6%
Effective tax rate	0.0%	0.0%

At December 31, 2018, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $15,389,000 and $16,288,000, respectively. Federal net operating losses, if not utilized earlier, expire through 2038. The state net operating loss carryovers were incurred solely in New York. New York tax law requires New York net operating loss carryovers from years prior to 2015 to be converted, by applying a formula, into a Prior Net Operating Loss Conversion (PNOLC) subtraction pool. The Company may utilize up to 1/10 of the PNOLC subtraction pool, or $928,367 each year. Unutilized PNOLC amounts carry forward to succeeding years until they expire in 2035. In addition, the full New York net operating loss incurred in post-2015 tax years may be utilized in future tax years. Post-2015 New York net operating losses expire through 2038.

7. Commitments and Contingencies

Legal claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2018, the Company was not subject to any pending or threatened legal claims or actions.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the six months ended June 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the years ended December 31, 2018 and 2017, $0 and $75,000, respectively, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016, 2017 and 2018, the agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 during the years ended December 31, 2018 and 2017.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation as described at Note 5. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017 and was automatically renewed for additional one-year periods on September 13, 2017 and 2018, respectively. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,000 and $60,000, which were included in research and development costs in the consolidated statement of operations, during the years ended December 31, 2018 and 2017, respectively.

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement (the “Agreement”) with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research (“INSERM”), for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement (“MTA”) with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain when the Company may reach any of the development or commercialization milestones under the Agreement, if at all.

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $6,881 during the year ended December 31, 2018. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 on the date on which the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt that is scheduled to begin during the quarter ending June 30, 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement.

The Company will be obligated to pay Moffitt earned royalties of 4% on worldwide cumulative net sales of royalty-bearing products, subject to reduction to 2% under certain circumstances, on a quarterly basis, with a minimum royalty payment of $50,000 in the first four years after sales commence, and $100,000 in year five and each year thereafter, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. The Company’s obligation to pay earned royalties under the License Agreement commences on the date of the first sale of a royalty-bearing product, and shall automatically expire on a country-by-country basis on the date on which the last valid claim of the Licensed Patents expires, lapses or is declared invalid, and the obligation to pay any earned royalties under the License Agreement shall terminate on the date on which the last valid claim of the Licensed Patents expires, lapses, or is declared to be invalid in all countries.

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

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the safety and therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. This clinical trial is currently expected to begin during the quarter ending June 30, 2019, to complete patient accrual over a period of two years, and to take approximately three years to complete.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial that is scheduled to begin during the quarter ending June 30, 2019. The clinical trial will be managed and conducted by Moffitt to evaluate the safety and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk MDS. This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000. As of December 31, 2018, costs of $11,906 have been incurred pursuant to this work order agreement.

8. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

