Form 10-Q
period 2019-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2019-05-09
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LIXT	OTCQB

As of May 1, 2019, the Company had 67,045,814 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,893,604	$4,273,012
Accrued intertest receivable	4,161	—
Prepaid expenses and other current assets	57,070	61,433
Total current assets	3,954,835	4,334,445
Prepaid expense, less current portion	—	2,293
Total assets	$3,954,835	$4,336,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$210,673	$195,211
Research and development contract liabilities	34,139	15,704
Total current liabilities	244,812	210,915

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 67,045,814 shares	6,704	6,704
Additional paid-in capital	25,280,598	25,267,662
Accumulated deficit	(25,077,279)	(24,648,543)
Total stockholders’ equity	3,710,023	4,125,823
Total liabilities and stockholders’ equity	$3,954,835	$4,336,738

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $12,000 and $12,000 to related parties for the three months ended March 31, 2019 and 2018, respectively	390,428	354,070
Research and development costs, including $33,897 and $0 to Theradex for the three months ended March 31, 2019 and 2018, respectively	48,314	25,689
Total costs and expenses	438,742	379,759
Loss from operations	(438,742)	(379,759)
Interest income	10,006	599
Net loss	$(428,736)	$(379,160)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,025,814

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2019 and 2018

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	350,000	$3,500,000	67,045,814	$6,704	$25,267,662	$(24,648,543)	$4,125,823
Stock-based compensation expense	—	—	—	—	12,936	—	12,936
Net loss	—	—	—	—	—	(428,736)	(428,736)
Balance, March 31, 2019	350,000	$3,500,000	67,045,814	$6,704	$25,280,598	$(25,077,279)	$3,710,023

Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041
Net loss	—	—	—	—	—	(379,160)	(379,160)
Balance, March 31, 2018	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,894,575)	$615,881

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(428,736)	$(379,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	12,936	—
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accrued interest receivable	(4,161)	—
Prepaid expenses and other current assets	6,656	15,796
Increase (decrease) in -
Accounts payable and accrued expenses	15,462	(123,546)
Research and development contract liabilities	18,435	(10,800)
Net cash used in operating activities	(379,408)	(497,710)

Cash and cash equivalents:
Net decrease	(379,408)	(497,710)
Balance at beginning of period	4,273,012	1,305,748
Balance at end of period	$3,893,604	$808,038

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2019 and 2018

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2019, and the results of its operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC.

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

At March 31, 2019, the Company had cash and cash equivalents of $3,893,604 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in Phase 1b/2 clinical trials. The initial clinical trial evaluating LB-100 in myelodysplastic syndrome (MDS) began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term federally insured certificates of deposit. The Company maintains its cash balances with financial institutions in federally-insured accounts. The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company maintains its accounts with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

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

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor a Phase 1b/2 clinical trial that was approved by the FDA in early November 2018 to evaluate the therapeutic benefit of LB-100 in MDS. This clinical trial began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years. The clinical trial will be managed and conducted by the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida, to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the upcoming Phase 1b/2 clinical trial to be paid to or through Theradex will be recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended March 31, 2019, the Company paid Theradex $32,964 pursuant to this work order. As of March 31, 2019, total costs of $44,870 have been incurred pursuant to this work order agreement.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing costs were $190,773 and $217,659 for the three months ended March 31, 2019 and 2018, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

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

As discussed above at “Research and Development”, the Company had retained Theradex to provide technical and advisory services to the Company with respect to clinical trial matters involving the FDA, including monitoring a Phase 1b/2 clinical trial that was approved by the FDA in early November 2018 to evaluate the therapeutic benefit of LB-100 in MDS. This clinical trial began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years.

Costs incurred pursuant to the agreements with Theradex are included in research and development costs in the Company’s consolidated statements of operations.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2019 and December 31, 2018 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At March 31, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2019	2018

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock warrants	9,000,000	—
Common stock options, including options issued in the form of warrants	7,750,000	7,470,000
Total	21,125,000	11,845,000

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

The carrying value of financial instruments (consisting of cash and cash equivalents, and accounts payable and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures.

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

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of March 31, 2019, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at March 31, 2019. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.0001). As of March 31, 2019 and December 31, 2018, the Company had 67,045,814 shares of common stock issued and outstanding.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, during the three months ended March 31, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2018	9,000,000	$1.000
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2019	9,000,000	$1.000	3.67

At March 31, 2019, all outstanding warrants are exercisable at $1.000 per common share.

Based on a fair market value of $0.90 per share on March 31, 2019, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2019.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended March 31, 2019 and 2018, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

The Company’s principal office facilities are being provided without charge by Dr. Kovach. Such costs were not material to the Company’s consolidated financial statements and, accordingly, have not been reflected therein.

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and shareholders. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company. Consideration under this consulting agreement, including subsequent extensions, has been paid exclusively in the form of stock options. On January 28, 2014, the Company entered into a second amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2019. In conjunction with such amendment, the Company granted Mr. Schwartzberg stock options to purchase an additional 4,000,000 shares of common stock, exercisable at $0.50 per share for a period of the earlier of five years from the grant date or the termination of the consulting agreement, with one-half of the stock options (2,000,000 shares) vested immediately and one-half of the stock options (2,000,000 shares) vested on January 28, 2015. Stock-based compensation expense with respect to the grant of the stock options to purchase the 4,000,000 shares of common stock was previously charged to general and administrative costs in the consolidated statement of operations over the vesting period. On August 2, 2018, with the approval of the Board of Directors, the Company entered into a third amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024. In conjunction with such amendment, the Company extended the expiration date of the fully-vested stock options for 4,000,000 shares of common stock previously granted to Mr. Schwartzberg, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was charged to general and administrative costs in the consolidated statement of operations on August 2, 2018.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended March 31, 2019 and 2018, respectively. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $12,936 and $0 for the three months ended March 31, 2019 and 2018, respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of March 31, 2019, unexpired stock options for 1,250,000 shares were issued and outstanding under the 2007 Plan.

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

There were no stock options requiring an assessment of value during the three months ended March 31, 2019 and 2018.

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Sze Chun Ho and Dr. Yun Yen stock options for each person to purchase an aggregate of 200,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date. One-half of such stock options (100,000 shares each) vested on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) will vest on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 4, 2018 through August 4, 2019. During the three months ended March 31, 2019, the Company recorded a charge to operations of $12,936 with respect to these stock options.

Total stock-based compensation expense was $12,936 and $0 for the three months ended March 31, 2019 and 2018, respectively.

A summary of stock option activity, including options issued in the form of warrants, during the three months ended March 31, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2018	7,750,000	$0.583
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at March 31, 2019	7,750,000	$0.538	3.43

Stock options exercisable at March 31, 2019	7,550,000	$0.545	3.41

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $18,000 at March 31, 2019, which will be recognized subsequent to March 31, 2018 over a weighted-average period of approximately four months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, are as follows at March 31, 2019:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.120	450,000	450,000
$0.150	300,000	300,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.250	500,000	500,000
$0.280	400,000	200,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$2.000	500,000	500,000
	7,750,000	7,550,000

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2019 was approximately $3,283,000, based on a fair market value of $0.90 per share on March 31, 2019.

Outstanding options to acquire 200,000 shares of the Company’s common stock had not vested at March 31, 2019.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

Legal claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2019, the Company was not subject to any pending or threatened legal claims or actions.

Significant agreements and contracts

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health (NIH) for a term of four years. The Surgical Neurology Branch of NINDS is conducting research characterizing a variety of compounds proprietary to the Company and is examining the potential of the compounds for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material was for research only and did not imply any endorsement of the material on the part of either party. Under the M-CRADA, the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the six months ended June 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the three months ended March 31, 2018, $12,500, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016, 2017 and 2018, the agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2019 and 2018.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017 and was automatically renewed for additional one-year periods on September 13, 2017 and 2018, respectively. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,000 and $10,000, which were included in research and development costs in the consolidated statement of operations, during the three months ended March 31, 2019 and 2018, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 during the three months ended March 31, 2019. At March 31, 2019, the unamortized balance of the retainer payment was $9,174, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. This clinical trial began during April 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended March 31, 2019, the Company recorded a charge to operations of $15,274 in connection with these license agreements.

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

Effective August 20, 2018, the Company and Moffitt also entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt will conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS.

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. This clinical trial began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial being conducted by Moffitt that began during April 2019. The clinical trial will be managed and conducted by Moffitt to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk MDS. This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000. During the three months ended March 31, 2019, the Company paid Theradex $32,964 pursuant to this work order. As of March 31, 2019, total costs of $44,870 have been incurred pursuant to this work order agreement.

8. Subsequent Events

Effective March 8, 2019, the Company entered into a Master Services Agreement with Triligent International (“Triligent”) for services associated with certain of the Company’s projected, current and/or future pre-clinical and/or clinical studies, for a period of three years and renewable for an additional three-year term, and terminable by either party. Triligent will invoice the Company for time and expenses on a monthly basis.

Effective April 5, 2019, pursuant to the terms of the Master Services Agreement, the Company finalized a work order agreement with Triligent to assist the Company in pre-study commencement medical writing projects, including the development of study protocols and model informed consent forms in connection with a clinical research proposal. The total cost of this work order is not expected to exceed $10,500.

Effective April 9, 2019, the Company entered into a consulting agreement with Theradex for consulting services associated with the Company’s worldwide development of LB-100, which is expected to be completed by July 1, 2020. Pursuant to the terms of the consulting agreement, Theradex will invoice the Company for time and expenses on a monthly basis.

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

At March 31, 2019, the Company had cash and cash equivalents of $3,893,604 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 included elsewhere in this document.

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

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor a Phase 1b/2 clinical trial that was approved by the FDA in early November 2018 to evaluate the therapeutic benefit of LB-100 in MDS. This clinical trial began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years. The clinical trial will be managed and conducted by the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida, to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the upcoming Phase 1b/2 clinical trial to be paid to or through Theradex will be recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended March 31, 2019, the Company paid Theradex $32,964 pursuant to this work order. As of March 31, 2019, total costs of $44,870 have been incurred pursuant to this work order agreement.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing costs were $190,773 and $217,659 for the three months ended March 31, 2019 and 2018, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

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

Other cancers, in particular small cell lung cancer (SCLC) and hepatocellular cancer occurring in the liver (HCC), have acquired genetic abnormalities, which render them sensitive to inhibition of PP2A by a process termed synthetic lethality. Pre-clinical studies have shown that both SCLC and HCC are sensitive to PP2A inhibition by LB-100 alone and especially so when LB-100 is combined with drugs used as standard treatment for these diseases. SCLC the lung cancer variant associated with cigarette smoke and comprises about 15% of all lung cancers. HCC is the 5th most common cancer in the world and the 3rd leading cause of death from cancer, with the majority of cases being in Asia. There is no satisfactory treatment available for either of these devastating tumors.

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

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt will conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. This clinical trial began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years. This Phase 1b/2 clinical trial will utilize LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A and are especially vulnerable to further inhibition of PP2A by LB-100.

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

The Phase 1b/2 clinical trials in SCLC and in LB-100 plus a PD-1 inhibitor in yet to be specified solid tumors will require additional financing in excess of that currently budgeted to fund a Phase 1b/2 clinical trial in myelodysplastic syndrome that began in April 2019 as described above, and/or partnering relationships with other pharmaceutical companies, in order for the Company to undertake and complete such clinical studies. The Company is in discussions with various parties with respect to the financing of these clinical studies, although there can be no assurances that the Company will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

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

Results of Operations

At March 31, 2019, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2019	2018

Revenues	$—	$—

Costs and expenses:
General and administrative costs	390,428	354,070
Research and development costs	48,314	25,689
Total costs and expenses	438,742	379,759
Loss from operations	(438,742)	(379,759)
Interest income	10,006	599
Net loss	$(428,736)	$(379,160)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,025,814

Three Months Ended March 31, 2019 and 2018

Revenues. The Company did not have any revenues for the three months ended March 31, 2019 and 2018.

General and Administrative Costs. For the three months ended March 31, 2019, general and administrative costs were $390,428, which consisted of patent and licensing legal fees and costs of $190,773, other consulting and professional fees of $125,461, the fair value of vested stock options issued to directors of $12,936, insurance expense of $13,546, officer’s salary and related costs of $17,028, licensing fees of $15,274, stock transfer fees of $3,345, listing fees of $3,000, filing fees of $5,000, and other operating costs of $4,065.

For the three months ended March 31, 2018, general and administrative costs were $354,070, which consisted of patent and licensing legal fees and costs of $217,659, other consulting and professional fees of $90,246, insurance expense of $12,796, officer’s salary and related costs of $16,965, stock transfer fees of $3,924, listing fees of $3,000, filing fees of $6,294, and other operating costs of $3,186.

General and administrative costs increased by $36,358 or 10.3% in 2019 as compared to 2018, primarily as a result of an increase in other consulting and professional fees of $35,215, licensing fees of $15,274 and the fair value of stock options issued to directors of $12,936, offset by a decrease in patent and licensing fees of $26,886

Research and Development Costs. For the three months ended March 31, 2019, research and development costs were $48,314, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $32,964 to Theradex in connection with the Phase 1b/2 clinical trial of LB-100, and $10,000 to BioPharma Works.

For the three months ended March 31, 2018, research and development costs were $25,689, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $10,000 to BioPharma Works, and $12,500 to the National Cancer Institute in connection with Amendment No. 1 to the M-CRADA.

Research and development costs increased by $22,625 or 88.1% in 2019 as compared to 2018, as a result of an increase in contractor costs primarily to Theradex in connection with the Phase 1b/2 clinical trial of LB-100.

Interest Income. For the three months ended March 31, 2019, the Company had interest income of $10,006, as compared to interest income of $599 for the three months ended March 31, 2018, as a result of the Company investing the majority of its cash resources in short-term federally insured certificates of deposit beginning in 2019.

Net Loss. For the three months ended March 31, 2019, the Company incurred a net loss of $428,736, as compared to a net loss of $379,160 for the three months ended March 31, 2018.

Liquidity and Capital Resources – March 31, 2019

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

At March 31, 2019, the Company had working capital of $3,710,023, as compared to working capital of $4,123,530 at December 31, 2018, reflecting a decrease in working capital of $413,507 for the three months ended March 31, 2019. The decrease in working capital during the three months ended March 31, 2019 was the result of working capital being utilized to fund the Company’s research and development activities and ongoing operating expenses, including maintaining and developing the Company’s patent portfolio.

At March 31, 2019, the Company had cash and cash equivalents of $3,893,604 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in Phase 1b/2 clinical trials. The initial clinical trial evaluating LB-100 in myelodysplastic syndrome (MDS) began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Operating Activities. For the three months ended March 31, 2019, operating activities utilized cash of $379,408, as compared to utilizing cash of $497,710 for the three months ended March 31, 2018, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the three months ended March 31, 2019 and 2018, the Company had no investing activities.

Financing Activities. For the three months ended March 31, 2019 and 2018, the Company had no financing activities.

Principal Commitments

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health (NIH) for a term of four years. The Surgical Neurology Branch of NINDS is conducting research characterizing a variety of compounds proprietary to the Company and is examining the potential of the compounds for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material was for research only and did not imply any endorsement of the material on the part of either party. Under the M-CRADA, the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the six months ended June 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the three months ended March 31, 2018, $12,500, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016, 2017 and 2018, the agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 during the three months ended March 31, 2019 and 2018.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017 and was automatically renewed for additional one-year periods on September 13, 2017 and 2018, respectively. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,000 and $10,000 during the three months ended March 31, 2019 and 2018, respectively, which were included in research and development costs in the consolidated statement of operations.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 during the three months ended March 31, 2019. At March 31, 2019, the unamortized balance of the retainer payment was $9,174, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. This clinical trial began during April 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended March 31, 2019, the Company recorded a charge to operations of $15,274 in connection with these license agreements.

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

Effective August 20, 2018, the Company and Moffitt also entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt will conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS.

In early November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. This clinical trial began during April 2019 and is expected to complete patient accrual over a period of two years, with final analysis and reporting expected within three years.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial being conducted by Moffitt that began during April 2019. The clinical trial will be managed and conducted by Moffitt to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk MDS. This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000. During the three months ended March 31, 2019, the Company paid Theradex $32,964 pursuant to this work order. As of March 31, 2019, total costs of $44,870 have been incurred pursuant to this work order agreement.

Off-Balance Sheet Arrangements

At March 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 25, 2019 (the “2018 Form 10-K”). The Risk Factors set forth in the 2018 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2018 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 9, 2019	By:	/s/ JOHN S. KOVACH
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

