Form 10-Q
period 2019-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2019-08-06
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(631) 830-7092

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

As of August 1, 2019, the Company had 67,045,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,563,956	$4,273,012
Accrued intertest receivable	17,071	—
Prepaid expenses and other current assets	38,231	61,433
Total current assets	3,619,258	4,334,445
Prepaid expense, less current portion	—	2,293
Total assets	$3,619,258	$4,336,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$183,882	$195,211
Research and development contract liabilities	39,152	15,704
Total current liabilities	223,034	210,915

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 67,045,814 shares	6,704	6,704
Additional paid-in capital	25,577,263	25,267,662
Accumulated deficit	(25,687,743)	(24,648,543)
Total stockholders’ equity	3,396,224	4,125,823
Total liabilities and stockholders’ equity	$3,619,258	$4,336,738

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $201,055 and $12,000 to related parties for the three months ended June 30, 2019 and 2018, respectively, and $213,055 and $24,000 to related parties for the six months ended June 30, 2019 and 2018, respectively	547,763	330,839	938,191	684,909
Research and development costs, including $17,364 and $51,261 to Theradex for the three months and six months ended June 30, 2019, respectively	80,123	41,106	128,437	66,795
Total costs and expenses	627,886	371,945	1,066,628	751,704
Loss from operations	(627,886)	(371,945)	(1,066,628)	(751,704)
Interest income	17,422	525	27,428	1,124
Net loss	$(610,464)	$(371,420)	$(1,039,200)	$(750,580)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,025,814	67,045,814	58,025,814

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Six Months Ended June 30, 2019 and 2018

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	350,000	$3,500,000	67,045,814	$6,704	$25,267,662	$(24,648,543)	$4,125,823
Stock-based compensation expense	—	—	—	—	12,936	—	12,936
Net loss	—	—	—	—	—	(428,736)	(428,736)
Balance, March 31, 2019	350,000	3,500,000	67,045,814	6,704	25,280,598	(25,077,279)	3,710,023
Stock-based compensation expense	—	—	—	—	296,665	—	296,665
Net loss	—	—	—	—	—	(610,464)	(610,464)
Balance, June 30, 2019	350,000	$3,500,000	67,045,814	$6,704	$25,577,263	$(25,687,743)	$3,396,224

Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041
Net loss	—	—	—	—	—	(379,160)	(379,160)
Balance, March 31, 2018	350,000	3,500,000	58,025,814	5,802	20,004,654	(22,894,575)	615,881
Net loss	—	—	—	—	—	(371,420)	(371,420)
Balance, June 30, 2018	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(23,265,995)	$244,461

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,039,200)	$(750,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	309,601	—
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accrued interest receivable	(17,071)	—
Prepaid expenses and other current assets	25,495	15,537
Increase (decrease) in -
Accounts payable and accrued expenses	(11,329)	(36,160)
Research and development contract liabilities	23,448	1,450
Net cash used in operating activities	(709,056)	(769,753)

Cash and cash equivalents:
Net decrease	(709,056)	(769,753)
Balance at beginning of period	4,273,012	1,305,748
Balance at end of period	$3,563,956	$535,995

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2019 and 2018

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at June 30, 2019, and for the three months and six months ended June 30, 2019 and 2018, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2019, and the results of its operations for the three months and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at such date.

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

At June 30, 2019, the Company had cash and cash equivalents of $3,563,956 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in Phase 1b/2 clinical trials. The initial clinical trial to evaluate LB-100 in myelodysplastic syndrome (MDS) began during April 2019, with the first patient entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer. The Company expects that it will need to raise additional capital beginning in late 2020.

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

On January 10, 2010, the Company retained Theradex Systems, Inc. (“Theradex”) under a Master Agreement to provide technical and advisory services to the Company with respect to clinical trial matters involving the U.S. Food and Drug Administration (“FDA”). Theradex is an international contract research organization (“CRO”) that provides technical and advisory services with respect to clinical research and development of pharmaceutical compounds under the rules and regulations of the FDA. On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Company’s Phase 1 clinical trial of LB-100. This Phase 1 clinical trial had been substantially completed at December 31, 2017. During the three months ended June 30, 2019 and 2018, the Company paid Theradex $1,835 and $0, respectively, in order to keep the results of the Company’s Phase 1 clinical trial of LB-100 current. During the six months ended June 30, 2019 and 2018, the Company paid Theradex $2,768 and $0, respectively, in order to keep the results of the Company’s Phase 1 clinical trial of LB-100 current.

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc. (“Moffitt”), entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS.

In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. During the three months and six months ended June 30, 2019, the Company paid Moffitt $13,253 pursuant to this agreement. As of June 30, 2019, total costs of $13,253 have been incurred pursuant to this agreement.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial that was approved by the FDA in November 2018 to evaluate the therapeutic benefit of LB-100 in MDS. This clinical trial began during April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The clinical trial is being managed and conducted by the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida, to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial to be paid to or through Theradex will be recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months and six months ended June 30, 2019, the Company incurred costs of $15,529 and $48,493, respectively, pursuant to this work order. As of June 30, 2019, total costs of $60,399 have been incurred pursuant to this work order agreement.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing costs were $119,133 and $243,153 for the three months ended June 30, 2019 and 2018, respectively, and $309,906 and $460,813 for the six months ended June 30, 2019 and 2018, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with directors, including companies controlled by or associated with directors, to provide consulting services related to the Company’s research and development activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task and can include both cash and non-cash compensation. The only such contracts that represent 10% or more of general and administrative or research and development costs are described below.

As discussed above at “Research and Development”, the Company had retained Theradex to provide technical and advisory services to the Company with respect to clinical trial matters involving the FDA, including monitoring a Phase 1b/2 clinical trial that was approved by the FDA in November 2018 to evaluate the therapeutic benefit of LB-100 in MDS. This clinical trial began during April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2019 and December 31, 2018 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (see “Recent Accounting Pronouncements” below), effective January 1, 2019, stock options granted to members of the Company’s Scientific Advisory Committee and to outside consultants are accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

The fair value of common stock issued as stock-based compensation is determined by reference to the closing price of the Company’s common stock on the date of issuance. The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a one-year look-back period, as the Company believes that such measurement period provides a more accurate and meaningful volatility factor given the changes in the Company’s research and development program and capital requirements over the past several years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

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

At June 30, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2019	2018

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock warrants	9,000,000	—
Common stock options, including options issued in the form of warrants	7,550,000	7,470,000
Total	20,925,000	11,845,000

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019 (see “Stock-Based Compensation” above). The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

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

Effective January 28, 2016, the Series A Convertible Preferred Stock Certificate of Designations was amended to increase the authorized shares of Series A Convertible Preferred Stock from 175,000 shares to 350,000 shares. Accordingly, as of June 30, 2019, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at June 30, 2019. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of the respective closing dates at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.0001). As of June 30, 2019 and December 31, 2018, the Company had 67,045,814 shares of common stock issued and outstanding.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, during the six months ended June 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2018	9,000,000	$1.000
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2019	9,000,000	$1.000	3.42

At June 30, 2019, all outstanding warrants are exercisable at $1.000 per common share.

Based on a fair market value of $1.00 per share on June 30, 2019, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2019.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended June 30, 2019 and 2018, and $30,000 for the six months ended June 30, 2019 and 2018, respectively, which amounts are included in general and administrative costs in the Company’s condensed consolidated statements of operations. Beginning in late February 2017, Dr. Kovach began devoting 100% of his time to the Company’s business activities.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended June 30, 2019 and 2018, respectively, and $24,000 for the six months ended June 30, 2019 and 2018, respectively. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6. Total stock-based compensation expense relating to directors, officers, affiliates and related parties was $296,665 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $309,601 and $0 for the six months ended June 30, 2019 and 2018,respectively.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provides for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of June 30, 2019, unexpired stock options for 1,250,000 shares were issued and outstanding under the 2007 Plan.

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

For stock options requiring an assessment of value during the six months ended June 30, 2019, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.85%
Expected dividend yield	0%
Expected volatility	171.87%
Expected life	5 years

There were no stock options requiring an assessment of value during the six months ended June 30, 2018.

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Sze Chun Ho and Dr. Yun Yen stock options for each person to purchase an aggregate of 200,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date. One-half of such stock options (100,000 shares each) vested on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) will vest on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 4, 2018 through August 4, 2019. During the three months and six months ended June 30, 2019, the Company recorded charges to operations of $13,080 and $26,016, respectively, with respect to these stock options.

Effective May 22, 2019, in recognition with their service as directors of the Company over the past year, the Company granted to Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo, fully-vested stock options to purchase an aggregate 200,000 shares (50,000 shares each) of the Company’s common stock, exercisable for a period of five years from the vesting date at $1.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,060 ($0.9453 per share), which was attributable to the stock options fully-vested on May 22, 2019 and therefore was charged to operations on that date.

Effective May 22, 2019, in recognition of his service as consultant of the Company over the past year, the Company granted to Eric Forman fully-vested stock options to purchase an aggregate 100,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $1.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $94,525 ($0.9453 per share), which was attributable to the stock options fully-vested on May 22, 2019 and therefore was charged to operations on that date.

Total stock-based compensation expense was $296,665 and $0 for the three months ended June 30, 2019 and 2018, respectively. Total stock-based compensation expense was $309,601 and $0 for the six months ended June 30, 2019 and 2018, respectively.

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2018	7,750,000	$0.583
Granted	300,000	1.100
Exercised	—	—
Expired	(500,000)	0.250
Stock options outstanding at June 30, 2019	7,550,000	$0.579	3.46

Stock options exercisable at June 30, 2019	7,350,000	$0.587	3.45

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $5,000 at June 30, 2019, which will be recognized subsequent to June 30, 2019 over a weighted-average period of approximately one month.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, are as follows at June 30, 2019:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.120	450,000	450,000
$0.150	300,000	300,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.280	400,000	200,000
$0.500	4,400,000	4,400,000
$1.000	500,000	500,000
$1.100	300,000	300,000
$2.000	500,000	500,000
	7,550,000	7,350,000

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2019 was approximately $3,563,000, based on a fair market value of $1.00 per share on June 30, 2019.

Outstanding options to acquire 200,000 shares of the Company’s common stock had not vested at June 30, 2019.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

Legal claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2019, the Company was not subject to any pending or threatened legal claims or actions.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the six months ended June 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the three months and six months ended June 30, 2018, $12,500 and $25,000, respectively, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016, 2017 and 2018, the agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $8,000 during the three months and six months ended June 30, 2019 and 2018, respectively.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017 and was automatically renewed for additional one-year periods on September 13, 2017 and 2018, respectively. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $40,000, which were included in research and development costs in the consolidated statement of operations, during the three months and six months ended June 30, 2019 and 2018, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 and $2,294 during the three months ended June 30, 2019 and 2018, respectively, and $4,589 and $2,294 during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the unamortized balance of the retainer payment was $6,881, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months and six months ended June 30, 2019, the Company recorded charges to operations of $6,233 and $21,507, respectively, in connection with these license agreements.

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

Effective August 20, 2018, the Company and Moffitt entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS.

In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. During the three months and six months ended June 30, 2019, the Company paid Moffitt $13,253 pursuant to this agreement. As of June 30, 2019, total costs of $13,253 have been incurred pursuant to this agreement.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial being conducted by Moffitt that began during April 2019. The clinical trial is being managed and conducted by Moffitt to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk MDS. This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000. During the three months and six months ended June 30, 2019, the Company incurred costs of $15,529 and $48,493, respectively, pursuant to this work order. As of June 30, 2019, total costs of $60,399 have been incurred pursuant to this work order agreement.

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

Effective April 5, 2019, pursuant to the terms of the Master Services Agreement, the Company finalized a work order agreement with Triligent to assist the Company in pre-study commencement medical writing projects, including the development of study protocols and model informed consent forms in connection with a clinical research proposal. The total cost of this work order is not expected to exceed $10,500. During the three months and six months ended June 30, 2019, the Company paid Triligent $840 pursuant to this work order. As of June 30, 2019, total costs of $840 have been incurred pursuant to this work order agreement.

Effective April 9, 2019, the Company entered into a consulting agreement with Theradex for consulting services associated with the Company’s worldwide development of LB-100, which is expected to be completed by July 1, 2020. Pursuant to the terms of the consulting agreement, Theradex will invoice the Company for time and expenses on a monthly basis.

8. Subsequent Events

Effective July 23, 2019, the Company granted Francis Johnson, a consultant to the Company, a fully-vested stock option to purchase 500,000 shares of the Company’s common stock in recognition of Mr. Johnson’s continuing contributions to the development of the Company’s proprietary compounds. The stock option is exercisable for a period of five years from the date of grant at $1.00 per share, which was the fair market value of the Company’s common stock on the grant date.

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with Grupo Espanol de Investigacion en Sarcomas (“GEIS”), Madrid, Spain, to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of the Company’s proprietary compound LB-100 combined with doxorubicin in soft tissue sarcomas. The Company has agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter the first patient into this clinical trial during the quarter ending December 31, 2019, with approximately 170 patients to be subsequently enrolled over a period of two years. The Company estimates that this clinical trial will be completed and results published by December 2022.

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the above described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

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

Recent Developments

During June 2019, the Company announced that a group of neuroscientists in China and Japan reported that the Company’s lead clinical compound LB-100 improved muscle strength, movement coordination and learning in a mouse model of Angelman syndrome (AS), a rare disease affecting 1/12,000 to 1/20,000 persons in the United States (Wang et al., Proceedings of the National Academy of Science, June 3, 2019). This research appeared to involve the Company’s proprietary compound LB-100, but the Company and its principals were not associated with this research.

The study by Wang and colleagues indicates that at least some portion of LB-100 penetrates the brain, at least in mice with AS. In pre-clinical studies, LB-100 potentiated the effectiveness of standard treatments for several types of central nervous system cancers, including glioblastoma multiforme, the most aggressive type of brain tumor occurring in adults. However, it is not known whether LB-100 penetrates the human brain. As the Company recently announced, while the Wang publication is suggestive, the National Cancer Institute (NCI) is now conducting a pharmacologic study to definitively determine if LB-100 enters the brain and tumor tissue in patients having surgical removal of recurrent glioblastomas (clinical trials registry: NCT03027388). If this is so, the Company believes that there will be a sound rationale for investigating whether the addition of LB-100 improves the efficacy of standard treatment for glioblastoma and potentially other brain cancers.

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with Grupo Espanol de Investigacion en Sarcomas (“GEIS”), Madrid, Spain, to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of the Company’s proprietary compound LB-100 combined with doxorubicin in soft tissue sarcomas. The Company has agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter the first patient into this clinical trial during the quarter ending December 31, 2019, with approximately 170 patients to be subsequently enrolled over a period of two years. The Company estimates that this clinical trial will be completed and results published by December 2022.

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

At June 30, 2019, the Company had cash and cash equivalents of $3,563,956 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in a Phase 1b/2 clinical trial. This clinical trial began during April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer. The Company expects that it will need to raise additional capital beginning in late 2020.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2019 and 2018 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2019 and 2018 included elsewhere in this document.

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

On January 10, 2010, the Company retained Theradex Systems, Inc. (“Theradex”) under a Master Agreement to provide technical and advisory services to the Company with respect to clinical trial matters involving the U.S. Food and Drug Administration (“FDA”). Theradex is an international contract research organization (“CRO”) that provides technical and advisory services with respect to clinical research and development of pharmaceutical compounds under the rules and regulations of the FDA. On September 21, 2012, the Company entered into a work order agreement with Theradex to manage and administer the Company’s Phase 1 clinical trial of LB-100. This Phase 1 clinical trial had been substantially completed at December 31, 2017. During the three months ended June 30, 2019 and 2018, the Company paid Theradex $1,835 and $0, respectively, in order to keep the results of the Company’s Phase 1 clinical trial of LB-100 current. During the six months ended June 30, 2019 and 2018, the Company paid Theradex $2,768 and $0, respectively, in order to keep the results of the Company’s Phase 1 clinical trial of LB-100 current.

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc. (“Moffitt”), entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS.

In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. During the three months and six months ended June 30, 2019, the Company paid Moffitt $13,253 pursuant to this agreement. As of June 30, 2019, total costs of $13,253 have been incurred pursuant to this agreement.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial that was approved by the FDA in November 2018 to evaluate the therapeutic benefit of LB-100 in MDS. This clinical trial began during April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The clinical trial is being managed and conducted by the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida, to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial to be paid to or through Theradex will be recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months and six months ended June 30, 2019, the Company incurred costs of $15,529 and $48,493, respectively, pursuant to this work order. As of June 30, 2019, total costs of $60,399 have been incurred pursuant to this work order agreement.

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

Patent and Licensing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing costs were $119,133 and $243,153 for the three months ended June 30, 2019 and 2018, respectively, and $309,906 and $460,813 for the six months ended June 30, 2019 and 2018, respectively. Patent and licensing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

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

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, effective January 1, 2019, stock options granted to members of the Company’s Scientific Advisory Committee and to outside consultants are accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

The fair value of common stock issued as stock-based compensation is determined by reference to the closing price of the Company’s common stock on the date of issuance. The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a one-year look-back period, as the Company believes that such measurement period provides a more accurate and meaningful volatility factor given the changes in the Company’s research and development program and capital requirements over the past several years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

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

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. This Phase 1b/2 clinical trial will utilize LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A and are especially vulnerable to further inhibition of PP2A by LB-100.

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

The Phase 1b/2 clinical trials in SCLC and in LB-100 plus a PD-1 inhibitor in yet to be specified solid tumors will require additional financing in excess of that currently budgeted to fund a Phase 1b/2 clinical trial in myelodysplastic syndrome that began in April 2019, and/or partnering relationships with other pharmaceutical companies, in order for the Company to undertake and complete such clinical studies. The Company is in discussions with various parties with respect to the financing of these clinical studies, although there can be no assurances that the Company will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

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

Results of Operations

At June 30, 2019, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	547,763	330,839	938,191	684,909
Research and development costs	80,123	41,106	128,437	66,795
Total costs and expenses	627,886	371,945	1,066,628	751,704
Loss from operations	(627,886)	(371,945)	(1,066,628)	(751,704)
Interest income	17,422	525	27,428	1,124
Net loss	$(610,464)	$(371,420)	$(1,039,200)	$(750,580)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,025,814	67,045,814	58,025,814

Three Months Ended June 30, 2019 and 2018

Revenues. The Company did not have any revenues for the three months ended June 30, 2019 and 2018.

General and Administrative Costs. For the three months ended June 30, 2019, general and administrative costs were $547,763, which consisted of patent and licensing legal fees and costs of $119,133, other consulting and professional fees of $59,887, the fair value of vested stock options issued to directors and a consultant of $296,665, insurance expense of $13,546, officer’s salary and related costs of $16,853, licensing fees of $27,793, stock transfer fees of $2,386, listing fees of $3,000, filing fees of $1,593, and other operating costs of $6,907.

For the three months ended June 30, 2018, general and administrative costs were $330,839, which consisted of patent and licensing legal fees and costs of $243,153, other consulting and professional fees of $49,386, insurance expense of $12,796, officer’s salary and related costs of $16,823, stock transfer fees of $2,515, listing fees of $3,000, and other operating costs of $3,166.

General and administrative costs increased by $216,924 or 65.6% in 2019 as compared to 2018, primarily as a result of an increase in the fair value of stock options issued to directors and consultants of $296,665 and licensing fees of $27,793, offset by a decrease in patent and licensing fees of $124,020.

Research and Development Costs. For the three months ended June 30, 2019, research and development costs were $80,123, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $15,529 to Theradex and $13,253 to Moffitt in connection with the Phase 1b/2 clinical trial of LB-100, and $30,000 to BioPharma Works.

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

Research and development costs increased by $39,017 or 94.9% in 2019 as compared to 2018, as a result of an increase in contractor costs primarily to Theradex and Moffitt in connection with the Phase 1b/2 clinical trial of LB-100, and the resumption of consulting payments to BioPharma Works in February of 2019.

Interest Income. For the three months ended June 30, 2019, the Company had interest income of $17,422, as compared to interest income of $525 for the three months ended June 30, 2018, as a result of the Company investing the majority of its cash resources in short-term federally insured certificates of deposit beginning in 2019.

Net Loss. For the three months ended June 30, 2019, the Company incurred a net loss of $610,464, as compared to a net loss of $371,420 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

Revenues. The Company did not have any revenues for the six months ended June 30, 2019 and 2018.

General and Administrative Costs. For the six months ended June 30, 2019, general and administrative costs were $938,191, which consisted of patent and licensing legal fees and costs of $309,906, other consulting and professional fees of $185,348, the fair value of vested stock options issued to directors and a consultant of $309,601, insurance expense of $27,092, officer’s salary and related costs of $33,880, licensing fees of $43,067, stock transfer fees of $5,732, listing fees of $6,000, filing fees of $6,593, and other operating costs of $10,972.

For the six months ended June 30, 2018, general and administrative costs were $684,909, which consisted of patent and licensing legal fees and costs of $460,813, other consulting and professional fees of $139,632, insurance expense of $25,592, officer’s salary and related costs of $33,788, stock transfer fees of $6,439, listing fees of $6,000, filing fees of $6,294, and other operating costs of $6,351.

General and administrative costs increased by $253,282 or 37.0% in 2019 as compared to 2018, , primarily as a result of an increase in the fair value of stock options issued to directors and consultants of $309,601, in other consulting and professional fees of $45,716 and licensing fees of $43,067, offset by a decrease in patent and licensing fees of $150,907.

Research and Development Costs. For the six months ended June 30, 2019, research and development costs were $128,437, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $48,493 to Theradex and $13,253 to Moffitt in connection with the Phase 1b/2 clinical trial of LB-100, and $40,000 to BioPharma Works.

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

Research and development costs increased by $61,642 or 92.3% in 2019 as compared to 2018, as a result of an increase in contractor costs primarily to Theradex and Moffitt in connection with the Phase 1b/2 clinical trial of LB-100.

Interest Income. For the six months ended June 30, 2019, the Company had interest income of $27,428, as compared to interest income of $1,124 for the six months ended June 30, 2018, as a result of the Company investing the majority of its cash resources in short-term federally insured certificates of deposit beginning in 2019.

Net Loss. For the six months ended June 30, 2019, the Company incurred a net loss of $1,039,200, as compared to a net loss of $750,580 for the six months ended June 30, 2018.

Liquidity and Capital Resources – June 30, 2019

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

At June 30, 2019, the Company had working capital of $3,396,224, as compared to working capital of $4,123,530 at December 31, 2018, reflecting a decrease in working capital of $727,306 for the six months ended June 30, 2019. The decrease in working capital during the six months ended June 30, 2019 was the result of working capital being utilized to fund the Company’s research and development activities and ongoing operating expenses, including maintaining and developing the Company’s patent portfolio.

At June 30, 2019, the Company had cash and cash equivalents of $3,563,956 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in Phase 1b/2 clinical trials. The initial clinical trial to evaluate LB-100 in myelodysplastic syndrome (MDS) began during April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

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

Operating Activities. For the six months ended June 30, 2019, operating activities utilized cash of $709,056, as compared to utilizing cash of $769,753 for the six months ended June 30, 2018, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the six months ended June 30, 2019 and 2018, the Company had no investing activities.

Financing Activities. For the six months ended June 30, 2019 and 2018, the Company had no financing activities.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the six months ended June 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the three months and six months ended June 30, 2018, $12,500 and $25,000, respectively, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. In 2014, 2015, 2016, 2017 and 2018, the agreement was automatically renewed on its anniversary date for an additional one-year term. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $8,000 during the three months and six months ended June 30, 2019 and 2018, respectively.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017 and was automatically renewed for additional one-year periods on September 13, 2017 and 2018, respectively. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $40,000, which were included in research and development costs in the consolidated statement of operations, during the three months and six months ended June 30, 2019 and 2018, respectively.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet. The Company is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 and $2,294 during the three months ended June 30, 2019 and 2018, respectively, and $4,589 and $2,294 during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the unamortized balance of the retainer payment was $6,881, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months and six months ended June 30, 2019, the Company recorded charges to operations of $6,233 and $21,507, respectively, in connection with these license agreements.

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

Effective August 20, 2018, the Company and Moffitt entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS.

In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead clinical compound LB-100 in patients with low and intermediate-1 risk myelodysplastic syndrome (MDS) who have failed or are intolerant of standard treatment. During the three months and six months ended June 30, 2019, the Company paid Moffitt $13,253 pursuant to this agreement. As of June 30, 2019, total costs of $13,253 have been incurred pursuant to this agreement.

On September 12, 2018, the Company finalized a work order agreement with Theradex to monitor the Phase 1b/2 clinical trial being conducted by Moffitt that began during April 2019. The clinical trial is being managed and conducted by Moffitt to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 administered intravenously in patients with low or intermediate-1 risk MDS. This work order agreement became operational in August 2018 and is estimated to be completed by December 2021. Costs under this work order agreement are estimated to be approximately $954,000. During the three months and six months ended June 30, 2019, the Company incurred costs of $15,529 and $48,493, respectively, pursuant to this work order. As of June 30, 2019, total costs of $60,399 have been incurred pursuant to this work order agreement.

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

Effective April 5, 2019, pursuant to the terms of the Master Services Agreement, the Company finalized a work order agreement with Triligent to assist the Company in pre-study commencement medical writing projects, including the development of study protocols and model informed consent forms in connection with a clinical research proposal. The total cost of this work order is not expected to exceed $10,500. During the three months and six months ended June 30, 2019, the Company paid Triligent $840 pursuant to this work order. As of June 30, 2019, total costs of $840 have been incurred pursuant to this work order agreement.

Effective April 9, 2019, the Company entered into a consulting agreement with Theradex for consulting services associated with the Company’s worldwide development of LB-100, which is expected to be completed by July 1, 2020. Pursuant to the terms of the consulting agreement, Theradex will invoice the Company for time and expenses on a monthly basis.

Off-Balance Sheet Arrangements

At June 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer (who is the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (as defined below)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 6, 2019	By:	/s/ JOHN S. KOVACH
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

