Form 10-Q
period 2019-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2019-11-08
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 1, 2019, the Company had 67,045,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,976,402	$4,273,012
Accrued interest receivable	21,974	—
Prepaid expenses and other current assets	67,141	61,433
Total current assets	3,065,517	4,334,445
Prepaid expenses, less current portion	—	2,293
Total assets	$3,065,517	$4,336,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$273,533	$195,211
Research and development contract liabilities	35,778	15,704
Total current liabilities	309,311	210,915

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 67,045,814 shares	6,704	6,704
Additional paid-in capital	26,016,317	25,267,662
Accumulated deficit	(26,766,815)	(24,648,543)
Total stockholders’ equity	2,756,206	4,125,823
Total liabilities and stockholders’ equity	$3,065,517	$4,336,738

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $17,030 and $784,390 to related parties for the three months ended September 30, 2019 and 2018, respectively, and $350,631 and $808,390 to related parties for the nine months ended September 30, 2019 and 2018, respectively	522,360	1,030,929	1,460,551	1,715,837
Research and development costs	570,601	3,454	699,038	70,249
Total costs and expenses	1,092,961	1,034,383	2,159,589	1,786,086
Loss from operations	(1,092,961)	(1,034,383)	(2,159,589)	(1,786,086)
Interest income	13,889	424	41,317	1,547
Net loss	$(1,079,072)	$(1,033,959)	$(2,118,272)	$(1,784,539)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,029,292	67,045,814	58,026,986

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Three Months and Nine Months Ended September 30, 2019 and 2018

	Series A Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
				Par	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Value	Capital	Deficit	(Deficiency)

Balance, December 31, 2018	350,000	$3,500,000	67,045,814	$6,704	$25,267,662	$(24,648,543)	$4,125,823
Stock-based compensation expense	—	—	—	—	12,936	—	12,936
Net loss	—	—	—	—	—	(428,736)	(428,736)
Balance, March 31, 2019	350,000	3,500,000	67,045,814	6,704	25,280,598	(25,077,279)	3,710,023
Stock-based compensation expense	—	—	—	—	296,665	—	296,665
Net loss	—	—	—	—	—	(610,464)	(610,464)
Balance, June 30, 2019	350,000	3,500,000	67,045,814	6,704	25,577,263	(25,687,743)	3.396,224
Stock-based compensation expense	—	—	—	—	439,054	—	439,054
Net loss	—	—	—	—	—	(1,079,072)	(1,079,072)
Balance, September 30, 2019	350,000	$3,500,000	67,045,814	$6,704	$26,016,317	$(26,766,815)	$2,756,206

Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041
Net loss	—	—	—	—	—	(379,160)	(379,160)
Balance, March 31, 2018	350,000	3,500,000	58,025,814	5,802	20,004,654	(22,894,575)	615,881
Net loss	—	—	—	—	—	(371,420)	(371,420)
Balance, June 30, 2018	350,000	3,500,000	58,025,814	5,802	20,004,654	(23,265,995)	244,461
Exercise of stock options	—	—	20,000	2	2,998	—	3,000
Stock-based compensation expense, including $711,738 for extension of stock options to related party	—	—	—	—	772,390	—	772,390
Net loss	—	—	—	—	—	(1,033,959)	(1,033,959)
Balance, September 30, 2018	350,000	$3,500,000	58,045,814	$5,804	$20,780,042	$(24,299,954)	$(14,108)

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,118,272)	$(1,784,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	314,631	772,390
Research and development costs	434,024	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accrued interest receivable	(21,974)	—
Prepaid expenses and other current assets	(3,415)	(8,248)
Increase (decrease) in -
Accounts payable and accrued expenses	78,322	84,559
Research and development contract liabilities	20,074	1,450
Net cash used in operating activities	(1,296,610)	(934,388)

Cash flows from financing activities:
Exercise of common stock options	—	3,000
Net cash provided by financing activities	—	3,000

Cash and cash equivalents:
Net decrease	(1,296,610)	(931,388)
Balance at beginning of period	4,273,012	1,305,748
Balance at end of period	$2,976,402	$374,360

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2019 and 2018

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at September 30, 2019, and for the three months and nine months ended September 30, 2019 and 2018, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2019, and the results of its operations for the three months and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at such date.

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

At September 30, 2019, the Company had cash and cash equivalents of $2,976,402 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in Phase 1b/2 clinical trials. In that regard, the Company entered into agreements during 2018 and 2019 to conduct two clinical trials that are expected to continue through at least 2021 and possibly beyond. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer. The Company expects that it will need to raise additional capital beginning in late 2020.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program and its technology and product development efforts, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Holdings and its wholly owned subsidiary, Lixte. Intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term federally insured certificates of deposit. The Company maintains its cash balances with financial institutions in federally insured accounts. The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company maintains its accounts with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing related legal and filing costs were $372,755 and $133,985 for the three months ended September 30, 2019 and 2018, respectively, and $672,661 and $594,798 for the nine months ended September 30, 2019 and 2018, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s research and development activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task. The only such contract that represented 10% or more of general and administrative costs or research and development costs for the three months or nine months ended September 30, 2019 and 2018 is described below.

As discussed at Note 6, effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with GEIS to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The Company estimates that this clinical trial will be completed and results will be published by December 2022. Costs incurred pursuant to the agreement with GEIS are included in research and development costs in the Company’s consolidated statements of operations. During the three months and nine months ended September 30, 2019, the Company incurred costs of $87,471 pursuant to this agreement, reflecting 15.3% and 12.5%, respectively, of total research and development costs for such periods.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2019 and December 31, 2018 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a one-year look-back period, as the Company believes that such measurement period provides a more accurate and meaningful volatility factor given the changes in the Company’s research and development program and capital requirements over the past several years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

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

At September 30, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2019	2018

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock warrants	9,000,000	—
Common stock options, including options issued in the form of warrants	8,050,000	7,850,000
Total	21,425,000	12,225,000

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019 (see “Stock-Based Compensation” above). The adoption of ASU 2018-07 has not had any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of September 30, 2019, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at September 30, 2019. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of their respective closing dates (March 17, 2015 and January 21, 2016) at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except for the payment of the aforementioned dividend based on the generation of revenues by the Company, and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.0001). As of September 30, 2019 and December 31, 2018, the Company had 67,045,814 shares of common stock issued and outstanding.

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

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, during the nine months ended September 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2018	9,000,000	$1.000
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2019	9,000,000	$1.000	3.17

At September 30, 2019, all outstanding warrants are exercisable at $1.000 per common share.

The intrinsic value of exercisable but unexercised in-the-money stock warrants at September 30, 2019 was approximately $3,150,000, based on a fair market value of $1.35 per share on September 30, 2019.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

On September 12, 2007, the Company entered into a consulting agreement with Gil Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and shareholders. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company. Consideration under this consulting agreement, including subsequent extensions, has been paid exclusively in the form of stock options. On January 28, 2014, the Company entered into a second amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2019. In conjunction with such amendment, the Company granted Mr. Schwartzberg stock options to purchase an additional 4,000,000 shares of common stock, exercisable at $0.50 per share for a period of the earlier of five years from the grant date or the termination of the consulting agreement, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. Stock-based compensation expense with respect to the grant of the stock options to purchase the 4,000,000 shares of common stock was previously charged to general and administrative costs in the consolidated statement of operations over the vesting period. On August 2, 2018, with the approval of the Board of Directors, the Company entered into a third amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024. In conjunction with such amendment, the Company extended the expiration date of the fully vested stock options for 4,000,000 shares of common stock previously granted to Mr. Schwartzberg, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738, which was reflected as a charge to general and administrative costs in the consolidated statement of operations for the three months and nine months ended September 30, 2018.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 for the three months ended September 30, 2019 and 2018, respectively, and $36,000 for the nine months ended September 30, 2019 and 2018, respectively. Eric J. Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen J. Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a banking relationship.

A summary of related party costs for the three months and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Related party costs:
Cash-based	$12,000	$12,000	$36,000	$36,000
Stock-based	5.030	772,390	314,631	772,390
Total	$17,030	$784,390	$350,631	$808,390

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provided for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, or restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of September 30, 2019, unexpired stock options for 1,250,000 shares were issued and outstanding under the 2007 Plan.

The fair value of each stock option awarded is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of the stock option is its full contractual term. The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

For stock options requiring an assessment of value during the nine months ended September 30, 2019, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.47% to 1.85%
Expected dividend yield	0%
Expected volatility	133.01% to 171.87%
Expected life	5 years

For stock options requiring an assessment of value during the nine months ended September 30, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.44% to 3.01%
Expected dividend yield	0%
Expected volatility	170.32%
Expected life	0.5 to 5.5 years

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Sze Chun Ho and Dr. Yun Yen stock options for each person to purchase an aggregate of 200,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date, with one-half of such stock options (100,000 shares each) vesting on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) vesting on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options were charged to operations ratably from August 4, 2018 through August 4, 2019. During the three months ended September 30, 2019 and 2018, the Company recorded charges to operations of $5,030 and $60,652, respectively, with respect to these stock options. During the nine months ended September 30, 2019 and 2018, the Company recorded charges to operations of $31,046 and $60,652, respectively, with respect to these stock options.

Effective May 22, 2019, in recognition with their service as directors of the Company over the past year, the Company granted to Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo, fully-vested stock options to purchase an aggregate of 200,000 shares (50,000 shares each) of the Company’s common stock, exercisable for a period of five years from the vesting date at $1.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,060 ($0.9453 per share), which was attributable to the stock options fully vested on May 22, 2019 and was therefore charged to operations on that date.

Effective May 22, 2019, in recognition of his service as consultant of the Company over the past year, the Company granted to Eric Forman fully-vested stock options to purchase 100,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $1.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $94,525 ($0.9453 per share), which was attributable to the stock options fully vested on May 22, 2019 and was therefore charged to operations on that date.

Effective July 23, 2019, the Company granted Francis Johnson, a consultant to the Company, fully vested stock options to purchase 500,000 shares of the Company’s common stock in recognition of Mr. Johnson’s continuing contributions to the development of the Company’s proprietary compounds. The stock option is exercisable for a period of five years from the date of grant at $1.00 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $434,024 ($0.8680 per share), which was attributable to the stock options fully vested on July 23, 2019 and was therefore charged to operations on that date.

A summary of stock-based compensation costs for the three months and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Related parties	$5,030	$772,390	$314,631	$772,390
Non-related parties	434,024	—	434,024	—
Total stock-based compensation costs	$439,054	$772,390	$748,655	$772,390

A summary of stock option activity, including options issued in the form of warrants, during the nine months ended September 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2018	7,750,000	$0.583
Granted	800,000	1.038
Exercised	—	—
Expired	(500,000)	0.250
Stock options outstanding at September 30, 2019	8,050,000	$0.605	3.31

Stock options exercisable at September 30, 2019	8,050,000	$0.605	3.31

There was no deferred compensation expense for the outstanding value of unvested stock options at September 30, 2019.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at September 30, 2019 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.120	450,000	450,000
$0.150	300,000	300,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.280	400,000	400,000
$0.500	4,400,000	4,400,000
$1.000	1,000,000	1,000,000
$1.100	300,000	300,000
$2.000	500,000	500,000
	8,050,000	8,050,000

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2019 was approximately $6,319,500, based on a fair market value of $1.35 per share on September 30, 2019.

All outstanding options to acquire shares of the Company’s common stock were vested at September 30, 2019.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2019, the Company was not subject to any pending or threatened legal claims or actions.

Clinical Trial Agreements

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. This clinical trial began during April 2019 and the first patient was entered into the clinical trial in July 2019. During the three months and nine months ended September 30, 2019, the Company paid Moffitt $9,996 and $23,249, respectively, pursuant to this agreement. As of September 30, 2019, total costs of $23,249 have been incurred pursuant to this agreement.

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with Grupo Espanol de Investigacion en Sarcomas (“GEIS”), Madrid, Spain, to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of the Company’s lead anti-cancer clinical compound LB-100 combined with doxorubicin in soft tissue sarcomas. The Company has agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter the first patient into this clinical trial during the quarter ending December 31, 2019, with approximately 170 patients to be subsequently enrolled over a period of two years. The Company estimates that this clinical trial will be completed and results will be published by December 2022. During the three months and nine months ended September 30, 2019, the Company incurred costs of $87,471 pursuant to this agreement. As of September 30, 2019, total costs of $87,471 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to these clinical trial agreements, less amounts previously incurred to date under these agreements, totaled approximately $4,900,000 as of September 30, 2019, which are expected to be incurred over the next five years through 2024.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months and nine months ended September 30, 2019, the Company incurred costs of $3,190 and $51,683, respectively, pursuant to this work order. As of September 30, 2019, total costs of $63,588 have been incurred pursuant to this work order agreement.

The Company expects to enter into a separate work order agreement with Theradex to monitor the GEIS clinical trial as described above.

Patent and License Agreements

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet, and is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 and $2,294 during the three months ended September 30, 2019 and 2018, respectively, and $6,881 and $4,587 during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the unamortized balance of the retainer payment was $4,587, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and Moffitt entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months and nine months ended September 30, 2019, the Company recorded charges to operations of $31,301 and $74,368, respectively, in connection with its obligations under the License Agreement.

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

Other Significant Agreements and Contracts

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the nine months ended September 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the three months and nine months ended September 30, 2018, $0 and $25,000, respectively, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement for the three months and nine months ended September 30, 2019 and 2018 were $4,000 and $12,000, respectively.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement for the three months ended September 30, 2019 and 2018 of $30,000 and $0, respectively, and for the nine months ended September 30, 2019 and 2018 of $70,000 and $10,000, respectively, which were included in research and development costs in the consolidated statement of operations.

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

At September 30, 2019, the Company had cash and cash equivalents of $2,976,402 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in Phase 1b/2 clinical trials. In that regard, the Company entered into agreements during 2018 and 2019 to conduct two clinical trials that are expected to continue through at least 2021 and possibly beyond. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer. The Company expects that it will need to raise additional capital beginning in late 2020.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program and its technology and product development efforts, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2019 and 2018 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2019 and 2018 included elsewhere in this document.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing related legal and filing costs were $372,755 and $133,985 for the three months ended September 30, 2019 and 2018, respectively, and $672,661 and $594,798 for the nine months ended September 30, 2019 and 2018, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

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

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a one-year look-back period, as the Company believes that such measurement period provides a more accurate and meaningful volatility factor given the changes in the Company’s research and development program and capital requirements over the past several years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

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

Other cancers, in particular small cell lung cancer (SCLC) and hepatocellular cancer occurring in the liver (HCC), have acquired genetic abnormalities, which render them sensitive to inhibition of PP2A by a process termed synthetic lethality. Pre-clinical studies have shown that both SCLC and HCC are sensitive to PP2A inhibition by LB-100 alone and especially so when LB-100 is combined with drugs used as standard treatment for these diseases. SCLC the lung cancer variant associated with cigarette smoke and comprises about 15% of all lung cancers. HCC is the fifth most common cancer in the world and the third leading cause of death from cancer, with the majority of cases being in Asia. There is no satisfactory treatment available for either of these devastating tumors.

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

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk MDS. In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. This clinical trial began during April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. This Phase 1b/2 clinical trial will utilize LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A and are especially vulnerable to further inhibition of PP2A by LB-100.

Presented below are proposed clinical trials that the Company would currently consider conducting over the next few years. The Company expects that these potential clinical trials, and the details thereof, will change over time as the Company obtains more clinical information on LB-100. The Company’s ability to conduct these clinical trials is subject to the availability of sufficient additional financial resources.

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

Results of Operations

At September 30, 2019, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	522,360	1,030,929	1,460,551	1,715,837
Research and development costs	570,601	3,454	699,038	70,249
Total costs and expenses	1,092,961	1,034,383	2,159,589	1,786,086
Loss from operations	(1,092,961)	(1,034,383)	(2,159,589)	(1,786,086)
Interest income	13,889	424	41,317	1,547
Net loss	$(1,079,072)	$(1,033,959)	$(2,118,272)	$(1,784,539)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,029,292	67,045,814	58,026,986

Three Months Ended September 30, 2019 and 2018

Revenues. The Company did not have any revenues for the three months ended September 30, 2019 and 2018.

General and Administrative Costs. For the three months ended September 30, 2019, general and administrative costs were $522,360, which consisted of the fair value of vested stock options issued to directors of $5,030, patent and licensing legal fees and costs of $362,755, other consulting and professional fees of $75,184, insurance expense of $13,796, officer’s salary and related costs of $16,888, licensing fees of $31,301, stock transfer fees of $2,719, listing fees of $3,000, filing fees of $3,124, and other operating costs of $8,563.

For the three months ended September 30, 2018, general and administrative costs were $1,030,929, which consisted of the fair value of vested stock options issued to directors and consultants of $772,390, patent and licensing legal fees and costs of $133,985, other consulting and professional fees of $84,837, insurance expense of $12,921, officer’s salary and related costs of $16,975, stock transfer fees of $3,057, listing fees of $3,000, filing fees of $598 and other operating costs of $3,166.

General and administrative costs decreased by $508,569 or 49.3% in 2019 as compared to 2018, primarily as a result of a decrease in the fair value of stock options issued to directors and consultants of $767,360 (including the cost of extending certain stock options previously granted to a consultant of $711,738), offset by an increase in patent and licensing legal fees and costs of $228,770.

Research and Development Costs. For the three months ended September 30, 2019, research and development costs were $570,601, which consisted of the fair value of vested stock options issued to a consultant of $434,024, and contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $87,471 to GEIS, and $30,000 to BioPharma Works.

For the three months ended September 30, 2018, research and development costs were $3,454, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Research and development costs increased by $567,148 as compared to 2018, primarily the result of an increase the fair value of vested stock options issued to a consultant of $434,024 and an increase in contractor costs primarily with respect to GEIS, and the resumption of consulting payments to BioPharma Works in February of 2019.

Interest Income. For the three months ended September 30, 2019, the Company had interest income of $13,889, as compared to interest income of $424 for the three months ended September 30, 2018, as a result of the Company investing the majority of its cash resources in short-term federally insured certificates of deposit beginning in 2019.

Net Loss. For the three months ended September 30, 2019, the Company incurred a net loss of $1,079,072, as compared to a net loss of $1,033,959 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018

Revenues. The Company did not have any revenues for the nine months ended September 30, 2019 and 2018.

General and Administrative Costs. For the nine months ended September 30, 2019, general and administrative costs were $1,460,551, which consisted of the fair value of vested stock options issued to directors and a consultant of $314,631, patent and licensing legal fees and costs of $672,661, other consulting and professional fees of $260,532, insurance expense of $40,889, officer’s salary and related costs of $50,769, licensing fees of $74,368, stock transfer fees of $8,451, listing fees of $9,000, filing fees of $9,717, and other operating costs of $19,533.

For the nine months ended September 30, 2018, general and administrative costs were $1,715,837, which consisted of the fair value of vested stock options issued to directors and consultants of $772,390 (including the cost of extending certain stock options previously granted to a consultant of $711,738), patent and licensing legal fees and costs of $594,798, other consulting and professional fees of $224,469, insurance expense of $38,514, officer’s salary and related costs of $50,763, stock transfer fees of $9,496, listing fees of $9,000, filing fees of $6,892,and other operating costs of $9,515.

General and administrative costs decreased by $255,286 or 14.9% in 2019 as compared to 2018, primarily as a result of a decrease in the fair value of stock options issued to directors and consultants of $457,759, offset by increases in licensing fees of $74,368, patent and licensing legal fees and costs of $77,863, and other consulting and professional fees of $36,063.

Research and Development Costs. For the nine months ended September 30, 2019, research and development costs were $699,038, which consisted of the fair value of vested stock options issued to a consultant of $434,024, and contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $87,471 to with respect to GEIS, and $70,000 to BioPharma Works.

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

Research and development costs increased by $628,789 in 2019 as compared to 2018, as a result of an increase in the fair value of vested stock options issued to a consultant of $434,024, and contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $87,471 with respect to GEIS, and $60,000 to BioPharma Works.

Interest Income. For the nine months ended September 30, 2019, the Company had interest income of $41,317, as compared to interest income of $1,547 for the nine months ended September 30, 2018, as a result of the Company investing the majority of its cash resources in short-term federally insured certificates of deposit beginning in 2019.

Net Loss. For the nine months ended September 30, 2019, the Company incurred a net loss of $2,118,272, as compared to a net loss of $1,784,539 for the nine months ended September 30, 2018.

Liquidity and Capital Resources – September 30, 2019

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

At September 30, 2019, the Company had working capital of $2,756,206, as compared to working capital of $4,123,530 at December 31, 2018, reflecting a decrease in working capital of $1,367,324 for the nine months ended September 30, 2019. The decrease in working capital during the nine months ended September 30, 2019 was the result of working capital being utilized to fund the Company’s research and development activities and ongoing operating expenses, including maintaining and developing the Company’s patent portfolio.

At September 30, 2019, the Company had cash and cash equivalents of $2,976,402 available to fund its operations. The next step in the development of the Company’s lead anti-cancer clinical compound LB-100 is to evaluate its therapeutic benefit in Phase 1b/2 clinical trials. In that regard, the Company entered into agreements during 2018 and 2019 to conduct two clinical trials that are expected to continue through at least 2021 and possibly beyond. The Company’s longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program and its technology and product development efforts and/or any clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its compounds, or to discontinue its operations entirely.

Operating Activities. For the nine months ended September 30, 2019, operating activities utilized cash of $1,296,610, as compared to utilizing cash of $934,388 for the nine months ended September 30, 2018, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the nine months ended September 30, 2019 and 2018, the Company had no investing activities.

Financing Activities. For the nine months ended September 30, 2019, the Company had no financing activities. For the nine months ended September 30, 2018, financing activities consisted of $3,000 received from the exercise of stock options to acquire 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

Principal Commitments

Clinical Trial Agreements

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk (MDS) who have failed or are intolerant of standard treatment. This clinical trial began during April 2019 and the first patient was entered into the clinical trial in July 2019. During the three months and nine months ended September 30, 2019, the Company paid Moffitt $9,996 and $23,249, respectively, pursuant to this agreement. As of September 30, 2019, total costs of $23,249 have been incurred pursuant to this agreement.

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with Grupo Espanol de Investigacion en Sarcomas (“GEIS”), Madrid, Spain, to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of the Company’s lead anti-cancer clinical compound LB-100 combined with doxorubicin in soft tissue sarcomas. The Company has agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter the first patient into this clinical trial during the quarter ending December 31, 2019, with approximately 170 patients to be subsequently enrolled over a period of two years. The Company estimates that this clinical trial will be completed and results will be published by December 2022. During the three months and nine months ended September 30, 2019, the Company incurred costs of $87,471 pursuant to this agreement. As of September 30, 2019, total costs of $87,471 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to these clinical trial agreements, less amounts previously incurred to date under these agreements, totaled approximately $4,900,000 as of September 30, 2019, which are expected to be incurred over the next five years through 2024.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months and nine months ended September 30, 2019, the Company incurred costs of $3,190 and $51,683, respectively, pursuant to this work order. As of September 30, 2019, total costs of $63,588 have been incurred pursuant to this work order agreement.

The Company expects to enter into a separate work order agreement with Theradex to monitor the GEIS clinical trial as described above.

Patent and License Agreements

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet, and is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $2,294 and $2,294 during the three months ended September 30, 2019 and 2018, respectively, and $6,881 and $4,587 during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the unamortized balance of the retainer payment was $4,587, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and Moffitt entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months and nine months ended September 30, 2019, the Company recorded charges to operations of $31,301 and $74,368, respectively, in connection with its obligations under the License Agreement.

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

Other Significant Agreements and Contracts

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the nine months ended September 30, 2018, was reversed during the fourth quarter of the year ended December 31, 2018. During the three months and nine months ended September 30, 2018, $0 and $25,000, respectively, was included in research and development costs in the consolidated statement of operations.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement for the three months and nine months ended September 30, 2019 and 2018 were $4,000 and $12,000, respectively.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019. The Company recorded charges to operations pursuant to this Collaboration Agreement for the three months ended September 30, 2019 and 2018 of $30,000 and $0, respectively, and for the nine months ended September 30, 2019 and 2018 of $70,000 and $10,000, , respectively, which were included in research and development costs in the consolidated statement of operations,

Off-Balance Sheet Arrangements

At September 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 8, 2019	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Collaboration Agreement for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and Grupo Espanol de Investigacion en Sarcomas effective as of July 31, 2019, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2019 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 19, 2019)

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

