Form 10-K
period 2019-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2020-03-25
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-51476

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

248 Route 25A, No. 2
East Setauket, New York	11733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (631) 880-2907

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIXT	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $14,659,000.

The Company had 67,045,814 shares of common stock, $0.0001 par value, issued and outstanding as of February 28, 2020.

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

PART I

ITEM 1. BUSINESS

Company Overview

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers, and encompasses two major categories of compounds at various stages of pre-clinical and clinical development that the Company believes have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

Description of Business; Research; Clinical Trial Activities

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

The LB-200 series consists of histone deacetylase inhibitors (HDACi). Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, has neuroprotective activity, and has anti-fungal activity. In addition, these compounds have low toxicity. LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of the Company’s focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, the Company has decided not to actively pursue the pre-clinical development of its LB-200 series of compounds at this time. At this time, the Company intends to only maintain its composition of matter patents for LB-200.

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

The Company completed a Phase 1 clinical trial of its lead anti-cancer compound LB-100 to evaluate its safety that showed it is associated with antitumor activity in humans at doses that are readily tolerable. Responses included objective regression (tumor shrinkage) lasting for 11 months of a pancreatic cancer and cessation of growth (stabilization of disease) for 4 months or more of 9 other progressive solid tumors out of 20 patients who had measurable disease. As Phase 1 clinical trials are fundamentally designed to determine safety of a new compound in humans, the Company was encouraged by these results. The next step is to demonstrate in Phase 2 clinical trials the efficacy of LB-100 in one or more specific tumor types, against which the compound has well documented activity in pre-clinical models.

The Company has entered into the following clinical studies during the years ended December 31, 2018 and 2019:

Moffitt Cancer Center Clinical Trial Research Agreement

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (“MDS”).

In November 2018, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its Investigation New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. This clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100.

Spanish Sarcoma Group Collaboration Agreement

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Espanol de Investigacion en Sarcomas or “GEIS”), Madrid, Spain, to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of the Company’s lead anti-cancer clinical compound LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (ASTA). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little therapeutic gain from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the antitumor activity of doxorubicin without apparent increases in toxicity. GEIS has a network of referral centers in Span and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company has agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter the first patient into this clinical trial during the quarter ending June 30, 2020, with approximately 170 patients to be subsequently enrolled over a period of two years. The Company estimates that this clinical trial will be completed and results will be published by June 30, 2023. The original start date for patient entry was delayed due to longer than expected processing of formal approval of importation of LB-100 into the European Union. This approval was originally expected to be received in the quarter ended September 30, 2019, but was delayed and is now expected to be received during the quarter ending June 30, 2020.

NCI Pharmacologic Study

During the fourth quarter of 2019, the NCI enrolled the first two patients of a planned eight patient pharmacologic study of the ability of LB-100 to enter the brain and penetrate recurrent brain tumors in patients where surgical removal of the cancers is indicated (clinical trials registry NCT03027388). This study is being conducted and funded by the NCI under a Cooperative Research and Development Agreement with the Company; additional information will be reported by the Company as it is provided by the NCI.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with some further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor LB-100 enhances the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain is not known. Unfortunately, many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. The goal is to obtain data in up to eight patients. As a result of the innovative design of the NCI study, data from so few patients should be sufficient to provide a sound rationale for a conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs.

Future Clinical Trials:

Presented below are clinical trials that the Company would currently consider conducting over the next few years. The Company expects that these potential clinical trials, and the details thereof, will change over time as the Company obtains more clinical information on LB-100. The Company’s ability to conduct these clinical trials is subject to the availability of sufficient additional financial resources.

(1) A Phase 1b/2 randomized clinical trial in previously untreated patients with small cell lung cancer (SCLC) comparing the standard regimen, carboplatin/etoposide/atezolizumab, with and without LB-100. The malignant cells of this uniformly rapidly fatal lung cancer are genetically sensitive to PP2A inhibition (by a process termed synthetic lethality).

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

Publications

The following publications have included articles discussing the Company’s compounds:

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

On April 17, 2017, the Company issued a news release to announce the presentation of an abstract entitled “Protein phosphatase 2A inhibition with a novel small molecule inhibitor, LB-100, achieves durable immune-mediated antitumor activity when combined with PD-1 blockage in a preclinical model” as a poster (abstract number LB-193) at the American Association for Cancer Research (AACR) Annual Meeting 2017 in Washington, D.C. on April 4, 2017. This research was done in collaboration with scientists at the NINDS of the NIH. The study showed that in an animal model, the Company lead clinical compound, LB-100, has a synergistic potential in conjunction with immune checkpoint blockade supporting investigation of its ability to enhance immunotherapy in the clinic. Based on a number of published pre-clinical studies, the Company had expected that LB-100 would be therapeutically useful primarily as a potentiator of cytotoxic anti-cancer drugs and x-ray. However, this study raises the possibility that LB-100 may also have a role in enhancing the efficacy of so-called ‘immune checkpoint blockers’ –agents that allow the patients’ own immune system to attack their own cancers.

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

On February 3, 2020, it was reported on-line in Cell Cycle that targeting PP2A with LB-100 inhibits the growth of human triple negative breast cancer (TNBC) alone and in combination with standard chemotherapy in cell culture and animal models. Of potential importance, the improved antitumor activity of the chemotherapy drugs resulting from the addition of LB-100 did not enhance toxicity in the animals. TNBC comprises about 15% of all breast cancers and while initially responsive to cytototoxic chemotherapy almost always relapses. Thus, TNBC may be another common cancer for which the incorporation of LB-100 into standard therapy may offer hope for improved outcomes.

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

The Company’s portfolio of 51 domestic and international patents issued is summarized below, of which 9 patents were issued during the year ended December 31, 2019. The Company has additional domestic and international patents pending.

LB-100 Series of Compounds - Phosphatase Inhibitors – Composition and Use in Cancer Treatment

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AM 023804	2/6/2008	7/29/2016	2/6/2028
AU 2008214299	2/6/2008	4/24/2014	2/6/2028
AZ 023804	2/6/2008	7/29/2016	2/6/2028
BY 023804	2/6/2008	7/29/2016	2/6/2028
CA 2,676,422	2/6/2008	10/16/2018	2/6/2028
CN 101662939	2/6/2008	11/25/2015	2/6/2028
CN 103788108	2/6/2008	4/12/2017	2/6/2028
EP 2124550	2/6/2008	4/19/2017	2/6/2028
EA 023804	2/6/2008	7/29/2016	2/6/2028
HK 1140375	2/6/2008	3/9/2018	2/6/2028
JP 5693850	2/6/2008	2/13/2015	2/6/2028
KG 023804	2/6/2008	7/29/2016	2/6/2028
KZ 023804	2/6/2008	7/29/2016	2/6/2028
MD 023804	2/6/2008	7/29/2016	2/6/2028
MX 309985	2/6/2008	5/28/2013	2/6/2028
RU 023804	2/6/2008	7/29/2016	2/6/2028
TJ 023804	2/6/2008	7/29/2016	2/6/2028
TM 023804	2/6/2008	7/29/2016	2/6/2028
US 7,998,957	2/6/2007	8/16/2011	2/20/2030
US 8,426,444	2/6/2007	4/23/2013	2/6/2028
US 8,227,473	8/1/2008	7/24/2012	3/11/2030
US 8,541,458	8/1/2008	9/24/2013	7/17/2029
US 8,822,461	2/6/2007	9/2/2014	6/30/2031
US 9,079,917	2/6/2007	7/14/2015	4/19/2033
US 10,023,587	2/6/2007	7/17/2018	9/26/2036
US 10,399,993	6/26/2018	9/3/2019	2/6/2037

LB-100 Series of Compounds – LB-100 in Combination with Anti-Cancer Agents

Methods for Regulating Cell Mitosis by Inhibiting Serine/Threonine Phosphatase

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,526,915	8/1/2008	12/27/2016	3/31/2032

LB-100 and LB-200 Series of Compounds – Use in Treatment of Multiple CNS Diseases

Neuroprotective Agents for the Prevention and Treatment of Neurodegenerative Diseases

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
EP 2318005	7/29/2009	11/1/2017	7/29/2029
US 8,058,268	8/1/2008	11/15/2011	12/31/2029
US 8,329,719	8/1/2008	12/11/2012	7/29/2029

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Reperfusion Injury

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
CN ZL 201380035527.1	6/28/2013	9/22/2017	6/28/2033
EP 2870161	6/28/2013	8/8/2018	6/28/2033
DE 2870161	6/28/2013	8/8/2018	6/28/2033
FR 2870161	6/28/2013	8/8/2018	6/28/2033
GB 2870161	6/28/2013	8/8/2018	6/28/2033
HK 1209424	6/28/2013	10/11/2019	6/28/2033

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AU 2016219853	6/28/2013	10/11/2019	6/28/2033
US 10,413,541	11/17/2017	9/17/2019	2/19/2036
US 9,833,450	2/19/2015	12/5/2017	2/19/2036

HDAC Inhibitors

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
HK 1145420	10/1/2008	1/26/2018	10/1/2028

abicycloheptanes and Oxabicycloheptenes for the Treatment of Diabetes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 10,149,847	12/16/2014	12/11/2018	12/7/2033

Formulations of Oxabicycloheptanes and Oxabicycloheptenes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AU 2014251087	4/8/2014	8/15/2019	4/8/2034
CN ZL 201480027138.9	4/8/2014	10/26/2018	4/8/2034
IL 241945	4/8/2014	7/31/2019	4/8/2034

Process of Synthesizing 3-(4-Methylpiperazine-1-Carbonyl)-7-Oxabicyclo[2.2.1]Heptane-2-Carboxylic Acid

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,994,584	10/15/2014	6/12/2018	10/14/2035

Protein Phosphatase 2A Inhibitors for Treating Myelodysplastic Syndromes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
JP 6453441	7/23/2015	12/21/2018	7/23/2035
US 10,071,094	1/23/2017	9/11/2018	7/23/2035
US 10,434,100	8/20/2018	10/8/2019	1/23/2037

Oxabicycloheptane Prodrugs

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AU 2016263079	5/12/2016	11/28/2019	5/12/2036
US 9,988,394	5/13/2016	6/5/2018	5/13/2036
US 10,364,252	5/1/2018	7/30/2019	5/13/2036

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

Employees

As of December 31, 2019, the Company had no full-time employees, other than Dr. Kovach. Dr. Kovach directs, coordinates and manages the scientific and business development of the Company with the advice of the Company’s Board of Directors, input from the Scientific Advisory Committee, and, from time to time, various consultants with specific expertise.

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

ITEM 1A. RISK FACTORS

The following risk factors, together with the other information presented in this document, including the financial statements and the notes thereto, should be considered by investors.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2019, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2019, the Company had cash and cash equivalents of $2,598,864 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The Company’s longer-term objective is to secure one or more strategic partnerships or licensing agreements with pharmaceutical companies with major programs in cancer. The Company expects that it will need to begin to raise additional capital no later than the fourth quarter of 2020.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. The impact of the coronavirus on capital markets may affect the availability, amount and type of financing available to the Company in the future.

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

Our success depends on the continued availability and contributions of our founder and Chief Executive Officer, Dr. John S. Kovach. Dr. Kovach is 83 years old. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts and would require that we hire a qualified replacement to fill the position of the Chief Executive Officer. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

During September 2015, we entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which we engaged BioPharmaWorks to perform certain services for us. Those services include, among other things: (a) assisting us to (i) commercialize our products and strengthen our patent portfolio, (ii) identify large pharmaceutical companies with potential interest in our product pipeline, and (iii) prepare and deliver presentations concerning our products; (b) at the request of the Board of Directors, serving as backup management for up to three months should our Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement automatically renews annually unless either party elects to terminate it. Services under this Collaboration Agreement have been periodically suspended and resumed; effective March 1, 2019, the Company and BioPharmaWorks agreed to resume services under this Collaboration Agreement, and the Collaboration Agreement is currently in effect. We believe that this Collaboration Agreement mitigates, to a certain extent, our reliance on the services of Dr. Kovach, and would allow us the time to replace Dr. Kovach in the event that such a need arose.

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

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or our licensors, we may be required to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

●	we or our licensors might not have been the first to make the inventions covered by our pending or future patent applications;

●	we or our licensors might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;

●	any patents under which we hold ultimate rights may not provide us with a basis for commercially-viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

●	any patent issued to us in the future or under which we hold rights may not be valid or enforceable; or

●	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets; for example, if a competitor independently develops duplicative, similar, or alternative technologies.

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

Risks Related to Common Stock

The Company is a “smaller reporting company” and it has elected to comply with certain reduced reporting and disclosure requirements which could make its common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this document. As a result of these reduced reporting and disclosure requirements our financial statements may not be comparable to SEC registrants not classified as emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm is not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Investors may find our common stock less attractive as a result of our election to utilize these exemptions, which could result in a less active trading market for our common stock and/or the market price of our common stock may be more volatile.

The Company does not intend to pay cash dividends to its stockholders for the foreseeable future, so you may not receive any return on your investment in the Company prior to selling your interest in the Company.

We have never paid any dividends to our common stockholders and do not foresee doing so as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a regular basis. The success of an investment in the Company will likely depend entirely upon any future appreciation. As a result, an investor will not receive any return on their investment prior to selling their shares in the Company and, for the other reasons discussed in this “Risk Factors” section, an investor may not receive any return on their investment even when they sell their shares in the Company.

The recent outbreak of the novel coronavirus (COVID-19) could negatively impact our business operations, including the conduct and cost of our ongoing clinical trials, and our future capital-raising efforts.

In light of the uncertain and rapidly evolving situation relating to the spread of the novel coronavirus (COVID-19), this pandemic could pose a risk to our business. The extent to which the coronavirus may impact our business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. We intend to continue to monitor the situation and may adjust our current business plans as more information and guidance become available.

The coronavirus pandemic presents a challenge to medical facilities worldwide. Even though our clinical trials are conducted on an outpatient basis, it is not currently possible to predict the impact of this developing health crisis on such clinical trials, but it is possible that our clinical trials could be delayed and our costs could increase.

The Company expects that it will need to begin to raise additional capital no later than the fourth quarter of 2020. The impact of the coronavirus on capital markets may affect the availability, amount and type of financing.

The Company will require additional capital in the future to support its operations.

We will require additional capital to fund our operations, likely through the sale of our equity securities, but also possibly through the sale of debt securities. The uncertainties surrounding our novel compounds makes it difficult to evaluate our current business model and future prospects. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in Phase 2 clinical trials, as we have, in fact, encountered. Potential investors should carefully consider the risks and uncertainties that a company with limited funds will face. In particular, potential investors should consider that there is a significant risk that we will not be able to raise sufficient funds in the capital markets on a timely basis and under acceptable terms to effectuate our business plan.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our current operations and to respond to business challenges would be significantly limited. If we cannot access the capital necessary to support our business, we would be forced to curtail our business activities or even shut down or liquidate our operations. If we cannot execute any one of the foregoing or similar matters relating to our business, the business may fail, in which case you would lose the entire amount of your investment in the Company.

We have identified certain material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Accounting Officer (who is the same person) needs to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the year ended December 31, 2019, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified certain material weaknesses in our internal controls resulting from:

●	The Chief Executive Officer having almost complete responsibility for the processing of invoices and the preparation of checks; and
●	Our finance department not having adequate internal staff to process the accounting information and prepare periodic financial statements and footnotes.

While we have designed and implemented measures and systems that we believe address and mitigate these control weaknesses, through expanded bookkeeping and review procedures and the services of qualified outside consultants with expertise to perform specific accounting and finance functions, we may not be successful in such efforts, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business activities or transactions that could negatively affect our internal control over financial reporting and result in additional material weaknesses.

Our management and independent registered public accounting firm were not required to and therefore did not perform a formal evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

If the Company fails to establish and maintain an effective system of internal controls, it may not be able to report its financial results accurately or prevent fraud. Any inability to report and file its financial results accurately and timely could harm the Company’s reputation and adversely impact the trading price of its common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We may in the future discover areas of our internal controls that need remediation or improvement.

Conversion of the Company’s preferred stock or exercise of the Company’s outstanding options and warrants which may cause significant dilution to its shareholders.

We have common shares issuable upon conversion of preferred stock and exercise of outstanding options and warrants. These preferred shares and options and warrants provide the right to acquire additional shares of common stock at a price that may be less than the then prevailing market price per share of common stock, which therefore may cause additional dilution to our shareholders.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our directors and officer’s liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

The Company’s stock price may be volatile, and you may not be able to resell your shares at or above the purchase price.

Although our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and our stock is traded on the OTCQB operated by the OTC Markets, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTCQB is an over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

There is no assurance that an established public trading market for our common stock will ultimately develop, and if it does develop, that it will be sustainable, which would adversely affect the ability of our investors to sell their shares of common stock in the public market.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

The market price of our common stock is volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;

●	changes in our industry;

●	competitive pricing pressures and other competitive developments;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel and management;

●	sales of our common stock in financing transactions;

●	operating results that fall below expectations;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and significant stockholders.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Dr. John Kovach, our founder and Chief Executive Officer, is currently eligible to sell his shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

None.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTCQB under the symbol “LIXT”. As of March 1, 2020, the Company had 73 stockholders of record holding 67,045,814 shares of the Company’s common stock outstanding, including 6,745,785 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various brokerage firms and clearing agencies.

Dividend Policy

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers, and encompasses two major categories of compounds at various stages of pre-clinical and clinical development that the Company believes have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2019, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At December 31, 2019, the Company had cash and cash equivalents of $2,598,864 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The Company’s longer-term objective is to secure one or more strategic partnerships or licensing agreements with pharmaceutical companies with major programs in cancer. The Company expects that it will need to begin to raise additional capital no later than the fourth quarter of 2020.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. The impact of the coronavirus on capital markets may affect the availability, amount and type of financing available to the Company in the future.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2018-07 effective January 1, 2019 (see “Stock-Based Compensation” above). The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s research and development activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task. The only such contract that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2019 and 2018 is described below.

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (“GEIS”) to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The Company estimates that this clinical trial will be completed and results will be published by June 2023. Costs incurred pursuant to the agreement with GEIS are included in research and development costs in the Company’s consolidated statements of operations. During the year ended December 31, 2019, the Company incurred costs of $87,471 pursuant to this agreement, reflecting 10.7% of total research and development costs for such period.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing related legal and filing costs were $742,918 and $842,325 for the years ended December 31, 2019 and 2018, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

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

Through December 31, 2018, the Company accounted for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounted for stock-based payments to Scientific Advisory Committee members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment was reached or (b) at the date at which the necessary performance to earn the equity instruments was complete.

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, effective January 1, 2019, stock options granted to members of the Company’s Scientific Advisory Committee and to outside consultants are now accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

The Company’s immediate goals are to demonstrate significant therapeutic benefit of LB-100, the Company’s lead anti-cancer clinical compound, against one or more specific human cancers in Phase 2 clinical trials. The Company has several attractive targets for new therapies incorporating LB-100. The potentiation of cancer immunotherapy by adding LB-100 to regimens of PD-1 blockers, as reported by Ho et al (2018), and the unexpected findings of Muschen et al (2018) that a metabolic imbalance involving over activity of the enzyme PP2A in B cell cancers, which is the target of LB-100, may provide a selective advantage in the therapy of B cell cancers. These findings have also led the Company to reexamine the most attractive cancer targets for demonstrating the clinical effectiveness of LB-100 and to enter into discussions with cancer centers that focus on the inhibition of PP2A as an important cancer target.

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

Results of Operations

At December 31, 2019, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2019	2018

Revenues	$—	$—

Costs and expenses:
General and administrative costs	1,669,160	2,097,348
Research and development costs	820,906	40,703
Total costs and expenses	2,490,066	2,138,051
Loss from operations	(2,490,066)	(2,138,051)
Interest income	49,723	4,923
Net loss	$(2,440,343)	$(2,133,128)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,796,115

Years Ended December 31, 2019 and 2018

Revenues. The Company did not have any revenues for the years ended December 31, 2019 and 2018.

General and Administrative Costs. For the year ended December 31, 2019, general and administrative costs were $1,669,160, which consisted of the fair value of vested stock options issued to directors and a consultant of $314,631, patent and licensing legal fees and costs of $742,918, other consulting and professional fees of $350,534, insurance expense of $55,935, officer’s salary and related costs of $67,684, licensing fees of $80,669, stock transfer fees of $10,202, listing fees of $12,000, filing fees of $10,016, and other operating costs of $24,571.

For the year ended December 31, 2018, general and administrative costs were $2,097,348, which consisted of the fair value of vested stock options issued to directors and consultants of $785,612 (including the cost of extending certain stock options previously granted to a consultant of $711,738), patent and licensing legal fees and costs of $842,325, other consulting and professional fees of $300,649, insurance expense of $52,060, officer’s salary and related costs of $67,656, stock transfer fees of $12,822, listing fees of $12,000, filing fees of $7,490, and other operating costs of $16,734.

General and administrative costs decreased by $428,188 or 20.4% in 2019 as compared to 2018, primarily as a result of decreases in the fair value of stock options issued to directors and consultants of $470,981, and patent and licensing legal fees and costs of $99,407, offset by increases in licensing fees of $80,669, and other consulting and professional fees of $49,885.

Research and Development Costs. For the year ended December 31, 2019, research and development costs were $820,906, which consisted of the fair value of vested stock options issued to a consultant of $434,024, and contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $87,471 to with respect to GEIS, and $100,000 to BioPharma Works.

For the year ended December 31, 2018, research and development costs were $40,703, which consisted entirely of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $10,000 to BioPharma Works, .and is stated net of a credit of $25,000 for a reversal of an obligation to the NCI in connection with Amendment No. 3 to the M-CRADA, which updated collaboration plans between the NCI and the Company.

Research and development costs increased by $780,203 in 2019 as compared to 2018, as a result of an increase in the fair value of vested stock options issued to a consultant of $434,024, and contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $87,471 with respect to GEIS, and $90,000 to BioPharma Works.

Interest Income. For the year ended December 31, 2019, the Company had interest income of $49,723, as compared to interest income of $4,923 for the year ended December 31, 2018, as a result of the Company investing the majority of its cash resources in short-term federally insured certificates of deposit beginning in 2019.

Net Loss. For the year ended December 31, 2019, the Company incurred a net loss of $2,440,343, as compared to a net loss of $2,133,128 for the year ended December 31, 2018.

Liquidity and Capital Resources – December 31, 2019

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities and the exercise of outstanding common stock options and purchase warrants. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2019, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At December 31, 2019, the Company had working capital of $2,434,135, as compared to working capital of $4,123,530 at December 31, 2018, reflecting a decrease in working capital of $1,689,395 for the year ended December 31, 2019. The decrease in working capital during the year ended December 31, 2019 was the result of working capital being utilized to fund the Company’s research and development activities and ongoing operating expenses, including maintaining and developing the Company’s patent portfolio.

At December 31, 2019, the Company had cash and cash equivalents of $2,598,864 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The Company’s longer-term objective is to secure one or more strategic partnerships or licensing agreements with pharmaceutical companies with major programs in cancer. The Company expects that it will need to begin to raise additional capital no later than the fourth quarter of 2020.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. The impact of the coronavirus on capital markets may affect the availability, amount and type of financing available to the Company in the future.

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

Operating Activities. For the year ended December 31, 2019, operating activities utilized cash of $1,674,148, as compared to utilizing cash of $1,511,034 for the year ended December 31, 2018, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the years ended December 31, 2019 and 2018, the Company had no investing activities.

Financing Activities. For the year ended December 31, 2019, the Company had no financing activities. For the year ended December 31, 2018, financing activities consisted of net proceeds from the sale of 9,000,000 common stock units on November 30, 2018, in the amount of $4,475,298, and $3,000 received from the exercise of stock options to acquire 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

Principal Commitments

Clinical Trial Agreements

Effective August 20, 2018, the Company and the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”) entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS). In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. This clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. During the years ended December 31, 2019 and 2018, the Company paid Moffitt $45,093 and $0, respectively, pursuant to this agreement. As of December 31, 2019, total costs of $45,093 have been incurred pursuant to this agreement.

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Espanol de Investigacion en Sarcomas or “GEIS”), Madrid, Spain, to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of the Company’s lead anti-cancer clinical compound LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (ASTA). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little therapeutic gain from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the antitumor activity of doxorubicin without apparent increases in toxicity. GEIS has a network of referral centers in Span and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company has agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter the first patient into this clinical trial during the quarter ending June 30, 2020, with approximately 170 patients to be subsequently enrolled over a period of two years. The Company estimates that this clinical trial will be completed and results will be published by June 30, 2023. The original start date for patient entry was delayed due to longer than expected processing of formal approval of importation of LB-100 into the European Union. This approval was originally expected to be received in the quarter ended September 30, 2019, but was delayed and is now expected to be received during the quarter ending June 30, 2020. During the year ended December 31, 2019, the Company incurred costs of $87,471 pursuant to this agreement. As of December 31, 2019, total costs of $87,471 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to these clinical trial agreements, less amounts previously incurred to date under these agreements, totaled approximately $5,000,000 as of December 31, 2019, which are expected to be incurred over the next five years through 2024.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the years ended December 31, 2019 and 2018, the Company incurred costs of $51,586 and $11,906, respectively, pursuant to this work order. As of December 31, 2019, total costs of $63,492 have been incurred pursuant to this work order agreement.

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

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet, and is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded a charge to operations of $9,174 and $6,881 during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the unamortized balance of the retainer payment was $2,294, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and Moffitt entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the years ended December 31, 2019 and 2018, the Company recorded charges to operations of $80,669 and $0, respectively, in connection with its obligations under the License Agreement.

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

Other Significant Agreements and Contracts

Effective October 18, 2013, the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the NINDS of the NIH for a term of four years. The Surgical Neurology Branch of NINDS is conducting research characterizing a variety of compounds proprietary to the Company and is examining the potential of the compounds for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from the Company’s pipeline, for study by scientists at NIH. The exchange of material was for research only and did not imply any endorsement of the material on the part of either party. Under the M-CRADA, the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license.

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the year ended December 31, 2018, was reversed during the during the year ended December 31, 2018.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement for the years ended December 31, 2019 and 2018 were $16,000 and $16,000, respectively.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement for the years ended December 31, 2019 and 2018 of $100,000 and $10,000, respectively, which were included in research and development costs in the consolidated statement of operations.

Off-Balance Sheet Arrangements

At December 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Securities and Exchange Commission (the “SEC”), the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive and financial officer (who is the same person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019, the end of the most recent fiscal year covered by this report.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Controls Over Financial Reporting

In connection with the audit of the Company’s financial statements for the year ended December 31, 2019, the Company’s management concluded that the Company had a material weakness in its internal controls resulting from the Chief Executive Officer having almost complete responsibility for the processing of invoices and the preparation of checks, and the Company’s finance department not having adequate internal staff to process the accounting information and prepare periodic financial statements and footnotes. While the Company has designed and implemented measures and systems that it believes address and mitigate these control weaknesses, through expanded bookkeeping and review procedures and the services of qualified outside consultants with expertise to perform specific accounting and finance functions, as well as review of major transactions and agreements by the Board of Directors, the Company may not be successful in such efforts, which may undermine its ability to provide accurate, timely and reliable reports on its financial and operating results. In addition, if the Company identifies additional material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis and its financial statements may be materially misstated. Moreover, in the future the Company may engage in business activities or transactions that could negatively affect its internal control over financial reporting and result in additional material weaknesses.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this report.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or subsequent to the fourth quarter of the year ended December 31, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officer of the Company as of December 31, 2019. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officer or persons nominated or charged by the Company to become directors or executive officers. The executive officer serves at the discretion of the Board of Directors and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee.

The Company’s directors and executive officer are as follows:

Name	Age	Position(s) Held with the Registrant
Dr. John S. Kovach	83	President, Chief Executive Officer, Chief Financial Officer and Director
Dr. Philip F. Palmedo	85	Director
Dr. Stephen J. Forman	71	Director
Dr. Winson Sze Chun Ho	35	Director
Dr. Yun Yen	65	Director

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

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company, that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2019.

ITEM 11. EXECUTIVE COMPENSATION

Option Grants in 2018 and 2019 - Named Executive Officer

None.

Aggregated Option Exercises in 2018 and 2019 – Named Executive Officer

None.

Option Values at December 31, 2018 and at 2019 - Named Executive Officer

None.

Employment Agreements; Compensation

The Company has not entered into any employment agreements with management. Any future compensation arrangements are subject to the approval of the Board of Directors.

During the years ended December 31, 2018 and 2019, the Company paid Dr. John S. Kovach, the Company’s Chief Executive Officer and Chief Financial Officer, an annual salary of $60,000. Prior to February 23, 2017, Dr. Kovach devoted approximately 50% of his time to his academic commitments at SUNY – Stony Brook and approximately 50% of his time to the Company’s business activities. Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he has been devoting 100% of his time to the Company’s business activities since that date.

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

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted to Dr. Winson Sze Chun Ho and Dr. Yun Yen stock options for each person to purchase an aggregate of 200,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date, with one-half of such stock options (100,000 shares each) vesting on August 4, 2018 and the remaining one-half of such stock options (100,000 shares each) vesting on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options were charged to operations ratably from August 4, 2018 through August 4, 2019. During the years ended December 31, 2019 and 2018, the Company recorded charges to operations of $31,046 and $73,874, respectively, with respect to these stock options.

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

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
John S. Kovach	2019	$60,000	0	0	0	0	0	0	0
Director (3)	2018	$60,000	0	0	0	0	0	0	0
	2017	$60,000	0	0	0	0	0	0	0

Philip F. Palmedo	2019	0	0	0	$47,265	0	0	0	0
Director	2018	0	0	0	$0	0	0	0	0
	2017	0	0	0	$7,499	0	0	0	0

Stephen J. Forman	2019	0	0	0	$47,265	0	0	0	0
Director	2018	0	0	0	$0	0	0	0	0
	2017	0	0	0	$7,499	0	0	0	0

Winson Sze Chun Ho	2019	0	0	0	$47,265	0	0	0	0
Director	2018	0	0	0	$52,460	0	0	0	0

Yun Yen	2019	0	0	0	$47,265	0	0	0	0
Director	2018	0	0	0	$52,460	0	0	0	0

(1)	Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2)	All other compensation was paid in the form of cash.

(3)	Dr. Kovach is also the Company’s President, Chief Executive officer and Chief Financial Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2020, certain information regarding beneficial ownership of the Company’s common stock (the only class of the Company’s voting equity securities issued and outstanding) by (i) each person or entity who is known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, and (iii) all directors and executive officers of the Company as a group. As of February 28, 2020, there were 67,045,814 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of February 28, 2020 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Officers, Directors and 5% stockholders

Dr. John S. Kovach
248 Route 25A, No. 2
East Setauket, New York 11733	9,114,503		13.6%

Dr. Philip F. Palmedo
248 Route 25A, No. 2
East Setauket, New York 11733	1,816,020	(1)	2.7%

Dr. Stephen J. Forman
248 Route 25A, No. 2
East Setauket, New York 11733	522,500	(2)	0.8%

Dr. Yun Yen
248 Route 25A, No. 2
East Setauket, New York 11733	250,000	(12)	0.4%

Dr. Winson Sze Chun Ho
248 Route 25A, No. 2
East Setauket, New York 11733	250,000	(11)	0.4%

All officers and directors as a group (three persons)	11,953,023		17.5%

John and Barbara Kovach 2015 Trust
Eric J. Forman, Trustee
401 Park Avenue South, 10th Floor
New York, New York 10016	8,000,000	(3)	11.9%

Eric J. Forman
401 Park Avenue South, 10th Floor
New York, New York 10016	8,420,000	(4)	12.5%

Gil Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	11,618,739	(5)	16.1%

Dr. Debbie Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	9,874,845	(6)	13.8%

Dr. Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	11,745,000	(7)	16.2%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	7,650,000	(8)	11.1%

Lalit R. Bahl and Kavit K. Kinra
3 Pheasant Run
Setauket, New York 11733	6,000,000		8.8%

Lawrence J. Goldstein
1865 Palmer Avenue
Larchmont, NY 10538	4.000,000	(9)	5.8%

Hung Tak Ho
Mayfair by the Sea II
Tower T8, 1/F, Unit A
21 Fo Chun Road Pak ShekKok
Taipo NT, Hong Kong SAR	6,000,000	(10)	8.9%

(1) Includes of 1,100,000 shares of common stock and stock warrants to purchase 100,000 shares of common stock owned by the Philip Palmedo Partnership, and 66,020 shares of common stock and stock options to purchase 550,000 shares of common stock owned by Dr. Philip Palmedo. Dr. Palmedo, as the general partner of the Philip Palmedo Partnership, has voting, dispositive and investment control with respect to the common stock and common stock warrants owned by the partnership. All stock options and common stock warrants are immediately exercisable or within 60 days.

(2) Includes of 22.500 shares of common stock owned by Dr. Stephen Forman and stock options to purchase 300,000 shares of common stock which are immediately exercisable or within 60 days. Also includes 100,000 shares of common stock and stock warrants to purchase 100,000 shares of common stock owned by the Stephen Forman Living Trust dated 12/16/98. Stephen Forman is trustee of the trust and holds voting and dispositive power over the common stock and common stock warrants owned by the trust.

(3) Includes 8,000,000 shares of common stock transferred by John Kovach and his wife, Barbara C.H. Kovach, as grantors, to the John and Barbara Kovach 2015 Trust, an irrevocable trust dated July 6, 2015. The primary beneficiaries of the trust are the two adult daughters of John and Barbara Kovach. Eric J. Forman is the trustee of the John and Barbara Kovach 2015 Trust.

(4) Includes 100,000 shares of common stock owned by Eric J. Forman, stock options to purchase 300,000 shares of common stock and stock warrants to purchase 20,000 shares of common stock. Eric Forman is the husband of Julie (Schwartzberg) Forman, the son-in-law of Gil and Debbie Schwartzberg, and the trustee of the John and Barbara Kovach 2015 Trust. Also includes 8,000,000 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Eric Forman, as trustee, has voting, dispositive and investment control. Excludes 1,120,000 shares of common stock, stock options to purchase 1,750,000 shares of common stock and common stock warrants to purchase 500,000 of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the beneficiary, and as to which Eric Forman disclaims beneficial ownership or control. Also excludes 30,000 shares of common stock owned by the Julie Forman 2015 Trust, the beneficiary of which is Cole Forman, the son of Eric and Julie Forman, as to which David Sterling, as trustee, has voting, dispositive and investment control. Also excludes 100,000 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee. All stock options and stock warrants are immediately exercisable or within 60 days.

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

(7) Includes 6,110,000 shares of common stock, 4,375,000 shares of common stock issuable upon conversion of 350,000 shares of Series A Convertible Preferred Stock, and common stock warrants to purchase 1,260,000 shares of common stock owned by the Arthur and Jane Riggs 1990 Revocable Trust. Arthur Riggs and his wife, Jane Riggs, are co-trustees of the trust and share voting and dispositive power over the shares of preferred stock. The shares of Series A Convertible Preferred Stock were acquired on March 17, 2015 and January 15, 2016, are non-voting, and are immediately convertible into common stock.

(8) Consists of 5,650,000 shares of common stock and common stock warrants to purchase 2,000,000 shares of common stock owned by the Greenberg Family Trust dated May 3, 1988. The trust is a revocable trust, and Arthur Greenberg and his wife, Susan Greenberg, are co-trustees of the trust and share voting and dispositive power over the shares of common stock.

(9) Includes 1,000,000 shares of common stock owned by Lawrence J. Goldstein and common stock warrants to purchase 1,000,000 shares of common stock owned by Lawrence J. Goldstein. Also includes 1,000,000 shares of common stock and common stock warrants to purchase 1,000,000 shares of common stock owned by the Santa Monica Partners, L.P. Lawrence J. Goldstein is the sole managing member of the general partner, SMP Asset Management LLC.

(10) Excludes stock options to purchase 250,000 shares of common stock owned by Dr. Winson Sze Chun Ho, a director of the Company and the son of Hung Tak Ho, as to which Hung Tak Ho disclaims beneficial ownership or control.

(11) Includes stock options to purchase 250,000 shares of common stock. Excludes 6,000,000 shares of common stock owned by Hung Tak Ho, the father of Dr. Winson Sze Chun Ho, a director of the Company, as to which Dr. Winson Sze Chun Ho disclaims beneficial ownership or control.

12) Includes stock options to purchase 250,000 shares of common stock.

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

On January 28, 2014, the Company entered into a second amendment to its consulting agreement with Mr. Schwartzberg to extend such agreement to January 28, 2019. In conjunction with such amendment, the Company granted Mr. Schwartzberg stock options to purchase an additional 4,000,000 shares of common stock, exercisable at $0.50 per share for a period of the earlier of five years from the grant date or the termination of the consulting agreement, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. Stock-based compensation expense with respect to the grant of the stock options to purchase the 4,000,000 shares of common stock was previously charged to general and administrative costs in the consolidated statement of operations over the vesting period.

On August 2, 2018, the Company entered into a third amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024, which was approved by the Company’s Board of Directors. In conjunction with such amendment, the Company extended the expiration date of the fully vested stock options for 4,000,000 shares of common stock previously granted to Mr. Schwartzberg, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738 ($0.1779 per share), which was reflected as a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2018.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2019 and 2018, respectively. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a continuing banking relationship. In addition, in connection with his continuing service as a consultant to the Company, Eric Forman was granted the following stock options:

Effective October 16, 2017 - fully-vested stock options to purchase 100,000 shares of the Company’s common stock. The stock options are exercisable for a period of five years from the date of grant at $0.15 per share, which was the fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $14,997 ($0.1500 per share), which was charged to operations on the date of grant.

Effective May 22, 2019 - fully-vested stock options to purchase 100,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $1.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $94,525 ($0.9453 per share), which was charged to operations on the grant date.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.C. acted as the Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2019 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Weinberg & Company, P.C. for the years ended December 31, 2018 and 2019.

	Years Ended December 31,
	2018	2019
Audit Fees(1)	$65,980	$75,491
Audit-Related Fees(2)	—	—
Tax Fees(3)	12,264	18,260
All Other Fees	—	—
Total	$78,244	$93,751

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under “Audit Fees”.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

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

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.[2]
3.2	Certificate of Amendment of Certificate of Incorporation.[3]
3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock.[6]
3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock.8
3.6	Bylaws.[2]
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010.[4]
10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013.[5]
10.3	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013.[5]
10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015.[7]
10.5	Form of First Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[7]
10.6	Form of Second Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015.[7]
10.7	Form of Securities Purchase Agreement dated as of February 24, 2017 between the Company and Lalit Bahl.[9]
10.8	Form of Securities Purchase Agreement dated as of April 3, 2017 between the Company and Hung Tak Ho.[10]
10.9**	Consulting Agreement between Liberi Life Sciences Consultancy BV and Lixte Biotechnology Holdings, Inc. dated and effective as of April 2, 2018.[11]
10.10	Clinical Trial Research Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018.[12]
10.11	Exclusive License Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 17, 2018).[12]
10.12	Form of Warrant to Purchase Common Stock of Llxte Biotechnology Holdings, Inc. (issued in connection with common stock unit rights offering that closed on November 30, 2018).[13]
10.13	Collaboration Agreement for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and the Spanish Sarcoma Group as of July 31, 2019 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 19, 2019).[14]
31*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2016 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2017 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2017 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference.

12	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2018 and incorporated herein by reference.

13	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2018 and incorporated herein by reference.

14	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 6, 2019 and incorporated herein by reference.

*	Filed herewith.

**	Each of these Exhibits constitutes a management contract, compensatory plan or other arrangement.

***	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to the Annual Report on Form 10-K shall be deemed “furnished” but not “filed”.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2020		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ JOHN S. KOVACH
	Name:	John S. Kovach
	Title:	President, Chief Executive Officer and Chief
Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	President, Chief Executive Officer and Chief Financial Officer	March 25, 2020
John S. Kovach	Principal Financial and Accounting Officer and Director

/s/ PHILIP F. PALMEDO	Director	March 25, 2020
Philip F. Palmedo

/s/ STEPHEN J. FORMAN	Director	March 25, 2020
Stephen J. Forman

/s/ WINSON SZE CHUN HO	Director	March 25, 2020
Winson Sze Chun Ho

/s/ YUN YEN	Director	March 25, 2020
Yun Yen

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 25, 2020

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$2,598,864	$4,273,012
Accrued interest receivable	14,367	—
Prepaid expenses and other current assets	58,802	61,433
Total current assets	2,672,033	4,334,445
Prepaid expense, less current portion	—	2,293
Total assets	$2,672,033	$4,336,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$143,549	$195,211
Research and development contract liabilities	94,349	15,704
Total current liabilities	237,898	210,915

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, $50.00 per share cash redemption value; aggregate cash redemption value – $17,500,000; liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 67,045,814 shares	6,704	6,704
Additional paid-in capital	26,016,317	25,267,662
Accumulated deficit	(27,088,886)	(24,648,543)
Total stockholders’ equity	2,434,135	4,125,823
Total liabilities and stockholders’ equity	$2,672,033	$4,336,738

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $362,631 and $833,612 to related parties for the years ended December 31, 2019 and 2018, respectively	1,669,160	2,097,348
Research and development costs	820,906	40,703
Total costs and expenses	2,490,066	2,138,051
Loss from operations	(2,490,066)	(2,138,051)
Interest income	49,723	4,923
Net loss	$(2,440,343)	$(2,133,128)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding – basic and diluted	67,045,814	58,796,115

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2017	350,000	$3,500,000	58,025,814	$5,802	$20,004,654	$(22,515,415)	$995,041
Sale of common stock	—	—	9,000,000	900	4,499,100	—	4,500,000
Costs incurred in connection with the sale of common stock units	—	—	—	—	(24,702)	—	(24,702)
Exercise of common stock options	—	—	20,000	2	2,998	—	3,000
Stock-based compensation expense, including $711,738 for extension of stock options to related party	—	—	—	—	785,612	—	785,612
Net loss	—	—	—	—	—	(2,133,128)	(2,133,128)
Balance, December 31, 2018	350,000	3,500,000	67,045,814	6,704	25,267,662	(24,648,543)	4,125,823
Stock-based compensation expense	—	—	—	—	748,655	—	748,655
Net loss	—	—	—	—	—	(2,440,343)	(2,440,343)
Balance, December 31, 2019	350,000	$3,500,000	67,045,814	$6,704	$26,016,317	$(27,088,886)	$2,434,135

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,440,343)	$(2,133,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	314,631	785,612
Research and development costs	434,024	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accrued interest receivable	(14,367)	—
Prepaid expenses and other current assets	4,924	(1,409)
Increase (decrease) in -
Accounts payable and accrued expenses	(51,662)	(116,823)
Research and development contract liabilities	78,645	(45,286)
Net cash used in operating activities	(1,674,148)	(1,511,034)

Cash flows from financing activities:
Exercise of common stock options	—	3,000
Proceeds from sale of common stock and common stock units	—	4,500,000
Costs incurred in connection with the sale of common stock units	—	(24,702)
Net cash provided by financing activities	—	4,478,298

Cash:
Net increase (decrease)	(1,674,148)	2,967,264
Balance at beginning of period	4,273,012	1,305,748
Balance at end of period	$2,598,864	$4,273,012

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

1. Organization and Basis of Presentation

Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers, and encompasses two major categories of compounds at various stages of pre-clinical and clinical development that the Company believes have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases.

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2019, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2019, the Company had cash and cash equivalents of $2,598,864 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The Company’s longer-term objective is to secure one or more strategic partnerships or licensing agreements with pharmaceutical companies with major programs in cancer. The Company expects that it will need to begin to raise additional capital no later than the fourth quarter of 2020.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. There is also significant uncertainty as to the affect that the coronavirus may have on the availability, amount and type of financing in the future.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term certificates of deposit. The Company maintains its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company has not experienced any losses to date resulting from this practice.

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

Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and are then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $742,918 and $842,325 for the years ended December 31, 2019 and 2018, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s research and development activities. Agreements for these services can be for a specific time period (typically one year) or for a specific project or task. The only such contract that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2019 and 2018 is described below.

As discussed at Note 7, effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with GEIS to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The Company estimates that this clinical trial will be completed and results will be published by June 2023. Costs incurred pursuant to the agreement with GEIS are included in research and development costs in the Company’s consolidated statements of operations. During the year ended December 31, 2019, the Company incurred costs of $87,471 pursuant to this agreement, reflecting 10.7% of total research and development costs for such period.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company has elected to deduct research and development costs on a current basis for federal income tax purposes. For federal tax purposes, start-up and organization costs were deferred until January 1, 2008, at which time the Company began to amortize such costs over a 180-month period.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2019 and 2018 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Through December 31, 2018, the Company accounted for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounted for stock-based payments to Scientific Advisory Committee members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment was reached or (b) at the date at which the necessary performance to earn the equity instruments was complete.

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (see “Recent Accounting Pronouncements” below), effective January 1, 2019, stock options granted to members of the Company’s Scientific Advisory Committee and to outside consultants are now accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because all preferred shares, warrants and stock options outstanding were anti-dilutive.

At December 31, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2019	2018

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock warrants	9,000,000	9,000,000
Common stock options, including options issued in the form of warrants	7,850,000	7,750,000
Total	21,225,000	21,125,000

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2018-07 effective January 1, 2019 (see “Stock-Based Compensation” above). The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of December 31, 2019, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at December 31, 2019. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of their respective closing dates (March 17, 2015 and January 21, 2016) at a price per share equal to $50.00. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company, and does not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock described above, the Company has determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock (par value $0.0001). As of December 31, 2019 and 2018, the Company had 67,045,814 shares of common stock issued and outstanding.

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

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placements, during the years ended December 31, 2019 and 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2017	—	$—
Issued	9,000,000	1.000
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2018	9,000,000	$1.000
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2019	9,000,000	$1.000	2.92

At December 31, 2019, all outstanding warrants are exercisable at $1.000 per common share.

Based on a fair market value of $0.68 per share on December 31, 2019, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2019.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 5.

4. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $60,000 for the years ended December 31, 2019 and 2018, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations.

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

On January 28, 2014, the Company entered into a second amendment to its consulting agreement with Mr. Schwartzberg to extend such agreement to January 28, 2019. In conjunction with such amendment, the Company granted Mr. Schwartzberg stock options to purchase an additional 4,000,000 shares of common stock, exercisable at $0.50 per share for a period of the earlier of five years from the grant date or the termination of the consulting agreement, with one-half of the stock options (2,000,000 shares) vesting immediately and one-half of the stock options (2,000,000 shares) vesting on January 28, 2015. Stock-based compensation expense with respect to the grant of the stock options to purchase the 4,000,000 shares of common stock was previously charged to general and administrative costs in the consolidated statement of operations over the vesting period.

On August 2, 2018, the Company entered into a third amendment to its consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024, which was approved by the Company’s Board of Directors. In conjunction with such amendment, the Company extended the expiration date of the fully vested stock options for 4,000,000 shares of common stock previously granted to Mr. Schwartzberg, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738 ($0.1779 per share), which was reflected as a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2018.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $48,000 for the years ended December 31, 2019 and 2018, respectively. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a continuing banking relationship.

A summary of related party costs for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018

Related party costs:
Cash-based	$48,000	$48,000
Stock-based	314,631	785,612
Total	$362,631	$833,612

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 5.

5. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of independent contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provided for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, and restricted shares of common stock, to employees and independent contractors, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of December 31, 2019, unexpired stock options for 1,250,000 shares were issued and outstanding under the 2007 Plan.

The fair value of each stock option awarded is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of the stock option is considered its full contractual term. The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

For stock options requiring an assessment of value during the year ended December 31, 2019, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.47% to 1.85%
Expected dividend yield	0%
Expected volatility	133.01% to 171.87%
Expected life	5 years

For stock options requiring an assessment of value during the year ended December 31, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.44% to 3.01%
Expected dividend yield	0%
Expected volatility	170.32%
Expected life	0.5 to 5.5 years

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted stock options to each of Dr. Winson Sze Chun Ho and Dr. Yun Yen to purchase an aggregate of 200,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date, with one-half of such stock options (100,000 shares for each director) vesting on August 4, 2018 and the remaining one-half of such stock options (100,000 shares for each director) vesting on August 4, 2019. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 4, 2018 through August 4, 2019. During the years ended December 31, 2019 and 2018, the Company recorded charges to operations of $31,046 and $73,874, respectively, with respect to these stock options.

Effective May 22, 2019, in recognition with their service as directors of the Company over the past year, the Company granted to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo, fully-vested stock options to purchase an aggregate of 200,000 shares (50,000 shares for each director) of the Company’s common stock, exercisable for a period of five years from the vesting date at $1.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,060 ($0.9453 per share), which was charged to operations on the grant date.

Effective May 22, 2019, in recognition of his continuing service as consultant to the Company, the Company granted to Eric Forman fully-vested stock options to purchase 100,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $1.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $94,525 ($0.9453 per share), which was charged to operations on the grant date.

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

A summary of stock-based compensation costs for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018

Related parties	$314,631	$785,612
Non-related parties	434,024	—
Total stock-based compensation costs	$748,655	$785,612

A summary of stock option activity, including options issued in the form of warrants, during the years ended December 31, 2019 and 2018 is presented below.

		Weighted	Weighted Average Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)

Stock options outstanding at December 31, 2017	7,470,000	$0.545
Granted	400,000	0.280
Exercised	(20,000)	0.150
Expired	(100,000)	0.130
Stock options outstanding at December 31, 2018	7,750,000	0.583
Granted	800,000	1.038
Exercised	—	—
Expired	(700,000)	0.321
Stock options outstanding at December 31, 2019	7,850,000	$0.608	3.14

Stock options exercisable at December 31, 2018	7,550,000	$0.545
Stock options exercisable at December 31, 2019	7,850,000	$0.608	3.14

There was no deferred compensation expense for the outstanding value of unvested stock options at December 31, 2019.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at December 31, 2019 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.120	450,000	450,000
$0.150	300,000	300,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.280	400,000	400,000
$0.500	4,200,000	4,200,000
$1.000	1,000,000	1,000,000
$1.100	300,000	300,000
$2.000	500,000	500,000
	7,850,000	7,850,000

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2019 was approximately $1,664,950, based on a fair market value of $0.68 per share on December 31, 2019.

All outstanding options to acquire shares of the Company’s common stock were vested at December 31, 2019.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are summarized below.

	December 31,
	2019	2018
Start-up and organization costs	$10,000	$14,000
Research credits	359,000	351,000
Stock-based compensation	799,000	626,000
Net operating loss carryforwards	4,879,000	4,395,000
Total deferred tax assets	6,047,000	5,386,000
Valuation allowance	(6,047,000)	(5,386,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019 and 2018, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2019 and 2018 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018

U. S. federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%
Expirations related to stock-based compensation	1.2%	0.2%
Adjustment to deferred tax asset	(0.3)%	(1.3)%
Change in valuation allowance	26.1%	28.1%
Effective tax rate	0.0%	0.0%

At December 31, 2019, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $17,088,000 and $17,987,000, respectively. Federal net operating losses, if not utilized earlier, expire through 2039. The state net operating loss carryovers were incurred solely in New York. New York tax law requires New York net operating loss carryovers from years prior to 2015 to be converted, by applying a formula, into a Prior Net Operating Loss Conversion (PNOLC) subtraction pool. The Company may utilize up to 1/10 of the PNOLC subtraction pool, or $928,367 each year. Unutilized PNOLC amounts carry forward to succeeding years until they expire in 2035. In addition, the full New York net operating losses incurred in post-2015 tax years may be utilized in future tax years. Post-2015 New York net operating losses expire through 2039. As the Company’s net operating losses have yet to be utilized, all previous tax years since 2006 remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

7. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2019, the Company was not subject to any pending or threatened legal claims or actions.

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

In November 2018, the Company received approval from the FDA for its Investigational New Drug (IND) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. This clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of these patients are deficient in PP2A and are especially vulnerable to further inhibition of PP2A by LB-100. During the years ended December 31, 2019 and 2018, the Company paid Moffitt $45,093 and $0, respectively, pursuant to this agreement. As of December 31, 2019, total costs of $45,093 have been incurred pursuant to this agreement.

Effective as of July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Espanol de Investigacion en Sarcomas or “GEIS”), Madrid, Spain, to carry out a clinical trial entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of the Company’s lead anti-cancer clinical compound LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (ASTA). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little therapeutic gain from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the antitumor activity of doxorubicin without apparent increases in toxicity. GEIS has a network of referral centers in Span and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company has agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter the first patient into this clinical trial during the quarter ending June 30, 2020, with approximately 170 patients to be subsequently enrolled over a period of two years. The Company estimates that this clinical trial will be completed and results will be published by June 30, 2023. The original start date for patient entry was delayed due to longer than expected processing of formal approval of importation of LB-100 into the European Union. This approval was originally expected to be received in the quarter ended September 30, 2019, but was delayed and is now expected to be received during the quarter ending June 30, 2020. During the year ended December 31, 2019, the Company incurred costs of $87,471 pursuant to this agreement. As of December 31, 2019, total costs of $87,471 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to these clinical trial agreements, less amounts previously incurred to date under these agreements, totaled approximately $5,000,000 as of December 31, 2019, which are expected to be incurred over the next five years through 2024.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the years ended December 31, 2019 and 2018, the Company incurred costs of $51,586 and $11,906, respectively, pursuant to this work order. As of December 31, 2019, total costs of $63,492 have been incurred pursuant to this work order agreement.

The Company expects to enter into a separate work order agreement with Theradex to monitor the GEIS clinical trial as described above.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement (the “Agreement”) with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research (“INSERM”), for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement (“MTA”) with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when the Company may reach any of the development or commercialization milestones under the Agreement, if at all. As of December 31, 2019 and 2018, no amounts were due under this agreement.

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet, and is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded charges to operations of $9,174 and $6,881 during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the unamortized balance of the retainer payment was $2,294, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. At December 31, 2018, the unamortized balance of the retainer payment was $11,468, of which $9,175 was classified as a current asset and $2,293 was classified as a non-current asset in the Company’s consolidated balance sheet at such date.

Effective August 20, 2018 (the “Effective Date”), the Company and Moffitt entered into an Exclusive License Agreement (the “License Agreement”). Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company is obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. The clinical trial is expected to be completed over a period of two years, with final analysis and reporting expected within three years. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the years ended December 31, 2019 and 2018, the Company recorded charges to operations of $80,669 and $0, respectively, in connection with its obligations under the License Agreement. As of December 31, 2019, no milestones had yet been attained.

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

On June 14, 2017, the Company executed Amendment No. 1 to the M-CRADA, pursuant to which the Company agreed to provide funding in the amount of $100,000 to the National Cancer Institute for use in acquiring technical, statistical and administrative support for research activities. The $100,000 amount was scheduled to be paid in two equal installments of $50,000, the first installment of which was paid, as scheduled, on July 9, 2017, and which was charged to research and development costs in the consolidated statement of operations on such date. The second installment of $50,000 was scheduled to be paid on the June 14, 2018 anniversary date of the amendment and was accreted ratably through such date and included in research and development contract liabilities in the Company’s consolidated balance sheet. Pursuant to revised and updated collaboration plans, on November 3, 2018, the NINDS and the Company agreed to a cancellation of the second installment payment of $50,000. Accordingly, the previously accreted charge of $50,000, of which $25,000 was recorded during the year ended December 31, 2018, was reversed during the year ended December 31, 2018.

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement for the years ended December 31, 2019 and 2018 were $16,000 and $16,000, respectively, which were included in research and development costs in the consolidated statements of operations.

Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services included, among other things: (a) assisting the Company to (i) commercialize its products and strengthen its patent portfolio, (ii) identify large pharmaceutical companies with potential interest in the Company’s product pipeline, and (iii) prepare and deliver presentations concerning the Company’s products; (b) at the request of the Board of Directors, serving as backup management for up to three months should the Company’s Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds.

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement for the years ended December 31, 2019 and 2018 of $100,000 and $10,000, respectively, which were included in research and development costs in the consolidated statements of operations.

8. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

