Form 10-Q
period 2020-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2020-08-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, the Company had 67,045,814 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current assets:
Cash	$1,774,332	$2,598,864
Accrued interest receivable	—	14,367
Prepaid expenses and other current assets	30,618	58,802
Total current assets	1,804,950	2,672,033
Deferred offering costs	86,850	—
Total assets	$1,891,800	$2,672,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,868	$143,549
Research and development contract liabilities	24,097	94,349
Total current liabilities	213,965	237,898

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 4,375,000 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 67,045,814 shares	6,704	6,704
Additional paid-in capital	26,016,317	26,016,317
Accumulated deficit	(27,845,186)	(27,088,886)
Total stockholders’ equity	1,677,835	2,434,135
Total liabilities and stockholders’ equity	$1,891,800	$2,672,033

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including $27,000 and $323,665 to related parties for the three months ended June 30, 2020 and 2019, respectively, and $54,000 and $363,601 to related parties for the six months ended June 30, 2020 and 2019, respectively	255,443	547,763	547,928	938,191
Research and development costs	117,946	80,123	212,618	128,437
Total costs and expenses	373,389	627,886	760,546	1,066,628
Loss from operations	(373,389)	(627,886)	(760,546)	(1,066,628)
Interest income	264	17,422	4,246	27,428
Net loss	$(373,125)	$(610,464)	$(756,300)	$(1,039,200)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	67,045,814	67,045,814	67,045,814	67,045,814

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Six Months Ended June 30, 2020 and 2019

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2019	350,000	$3,500,000	67,045,814	$6,704	$26,016,317	$(27,088,886)	$2,434,135
Net loss	—	—	—	—	—	(383,175)	(383,175)
Balance, March 31, 2020	350,000	3,500,000	67,045,814	6,704	26,016,317	(27,472,061)	2,050,960
Net loss	—	—	—	—	—	(373,125)	(373,125)
Balance, June 30, 2020	350,000	$3,500,000	67,045,814	$6,704	$26,016,317	$(27,845,186)	$1,677,835

Balance, December 31, 2018	350,000	$3,500,000	67,045,814	$6,704	$25,267,662	$(24,648,543)	$4,125,823
Stock-based compensation expense	—	—	—	—	12,936	—	12,936
Net loss	—	—	—	—	—	(428,736)	(428,736)
Balance, March 31, 2019	350,000	3,500,000	67,045,814	6,704	25,280,598	(25,077,279)	3,710,023
Stock-based compensation expense	—	—	—	—	296,665	—	296,665
Net loss	—	—	—	—	—	(610,464)	(610,464)
Balance, June 30, 2019	350,000	$3,500,000	67,045,814	$6,704	$25,577,263	$(25,687,743)	$3,396,224

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(756,300)	$(1,039,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	—	309,601
Changes in operating assets and liabilities:
(Increase) decrease in -
Accrued interest receivable	14,367	(17,071)
Prepaid expenses and other current assets	28,184	25,495
Increase (decrease) in -
Accounts payable and accrued expenses	15,319	(11,329)
Research and development contract liabilities	(70,252)	23,448
Net cash used in operating activities	(768,682)	(709,056)

Cash flows from financing activities:
Payment of deferred offering costs	(55,850)	—
Net cash used in financing activities	(55,850)	—

Cash:
Net decrease	(824,532)	(709,056)
Balance at beginning of period	2,598,864	4,273,012
Balance at end of period	$1,774,332	$3,563,956

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Accrual of deferred offering costs	$31,000	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2020 and 2019

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at June 30, 2020, and for the three months and six months ended June 30, 2020 and 2019, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2020, and the results of its operations for the three months and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at such date.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company expects that it will need to begin to raise additional capital by no later than early 2021.

At June 30, 2020, the Company had cash and cash equivalents of $1,774,332 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. Current indications from the clinical research organizations conducting the clinical trials for the Company indicate that such clinical trials are being delayed or extended for at least three to six months as a result of the coronavirus pandemic. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. There is also significant uncertainty as to the affect that the coronavirus may have on the amount and type of financing available to the Company in the future.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and testing of the Company’s compounds and product candidates.

Research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Obligations incurred with respect to mandatory scheduled payments under research agreements with milestone provisions are recognized as charges to research and development costs in the Company’s consolidated statement of operations based on the achievement of such milestones, as specified in the agreement. Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

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

Deferred Offering Costs

Deferred offering costs consist of payments with respect to pending equity financing transactions, including legal fees. Such costs are deferred and charged to additional paid-in capital upon the successful completion of such financings and are charged to operations if such financings are abandoned or terminated.

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $143,444 and $119,133 for the three months ended June 30, 2020 and 2019, and $276,911 and $309,906 for the six months ended June 30, 2020 and 2019, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months and six months ended June 30, 2020 and 2019 is described as follows.

General and administrative costs for the three months ended June 30, 2020 and 2019 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 56.2% and 21.7%, respectively, of total general and administrative costs for those periods.

General and administrative costs for the six months ended June 30, 2020 and 2019 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 50.5% and 33.0%, respectively, of total general and administrative costs for those periods.

Research and development costs for the three months ended June 30, 2020 include charges from three vendors and consultants representing 36.8%, 25.6% and 10.5%, respectively, of total research and development costs for that period. Research and development costs for the three months ended June 30, 2019 include charges from four vendors and consultants representing 37.4%, 21.7%, 21.1% and 16.5%, respectively, of total research and development costs for that period.

Research and development costs for the six months ended June 30, 2020 include charges from four vendors and consultants representing 28.3%, 20.4%, 15.1%, and 11.9%, respectively, of total research and development costs for that period. Research and development costs for the six months ended June 30, 2019 include charges from four vendors and consultants representing 39.9%, 31.1%, 14.1% and 10.3%, respectively, of total research and development costs for that period.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2020 or December 31, 2019 and does not anticipate any material amount of unrecognized tax benefits within the 12 months subsequent to June 30, 2020.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of June 30, 2020 or December 31, 2019. Subsequent to June 30, 2020, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees, Scientific Advisory Committee members, contractors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, Scientific Advisory Committee members contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

At June 30, 2020 and 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2020	2019

Series A Convertible Preferred Stock	4,375,000	4,375,000
Common stock warrants	9,000,000	9,000,000
Common stock options, including options issued in the form of warrants	7,850,000	7,550,000
Total	21,225,000	20,925,000

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

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations (the “Certificate of Designations”) of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Certificate of Designations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of June 30, 2020 and December 31, 2019, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 4,375,000 shares of common stock at June 30, 2020 and December 31, 2019. The Company has the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of their respective closing dates (March 17, 2015 and January 21, 2016) at a price per share equal to $50.00. Accordingly, as of June 30, 2020, the Company has the right to redeem the 175,000 shares of Series A Convertible Preferred Stock that were issued on January 21, 2016 at an aggregate cash redemption value of $8,750,000. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company determined to account for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2020 and December 31, 2019, the Company had 67,045,814 shares of common stock issued and outstanding.

Common Stock Warrants

A summary of common stock warrant activity during the six months ended June 30, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2019	9,000,000	$1.000
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2020	9,000,000	$1.000	2.42

At June 30, 2020, all outstanding warrants are exercisable at $1.000 per common share.

Based on a fair market value of $0.90 per share on June 30, 2020, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2020.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

The Company’s Chairman and major stockholder, Dr. John Kovach, was paid a salary of $15,000 for the three months ended June 30, 2020 and 2019, and $30,000 for the six months ended June 30, 2020 and 2019, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations.

In September 2007, the Company entered into a consulting agreement with Gil Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and stockholders. In January 2014 and August 2018, the Company entered into respective amendments to this consulting agreement, which have extended the consulting agreement through January 28, 2024. Consideration under this consulting agreement, including amendments, has been paid exclusively in the form of stock options. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $12,000 and $12,000 for the three months ended June 30, 2020 and 2019, respectively, and $24,000 and $24,000 for the six months ended June 30, 2020 and 2019, respectively. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, who was elected to the Company’s Board of Directors on May 13, 2016. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company maintains a continuing banking relationship.

A summary of related party costs for the three months and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Related party costs:
Cash-based	$27,000	$27,000	$54,000	$54,000
Stock-based	—	296,665	—	309,601
Total	$27,000	$323,665	$54,000	$363,601

Stock-based compensation arrangements involving members of the Company’s Board of Directors and affiliates are described at Note 6.

Additional information with respect to cash-based compensation arrangements are described at Note 6.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provided for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, and restricted shares of common stock, to employees and consultants, for up to 2,500,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of June 30, 2020, unexpired stock options for 1,250,000 shares were issued and outstanding under the 2007 Plan.

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

There were no stock options requiring an assessment of value during the six months ended June 30, 2020 and 2019.

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted stock options to each of Dr. Winson Sze Chun Ho and Dr. Yun Yen to purchase an aggregate of 200,000 shares of the Company’s common stock, exercisable for a period of five years from the vesting date at $0.28 per share, which was the approximate fair market value of the Company’s common stock on such date, with one-half of such stock options (100,000 shares for each director) vesting on August 4, 2018 and the remaining one-half of such stock options (100,000 shares for each director) vesting on August 4, 2019. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($0.2623 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 4, 2018 through August 4, 2019. During the three months and six months ended June 30, 2019, the Company recorded a charge to operations of $13,080 and $26,016, respectively, with respect to these stock options.

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

A summary of stock-based compensation costs for the three months and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Related parties	$—	$296,665	$—	$309,601
Non-related parties	—	—	—	—
Total stock-based compensation costs	$—	$296,665	$—	$309,601

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2019	7,850,000	$0.608
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at June 30, 2020	7,850,000	$0.608	2.64

Stock options exercisable at June 30, 2020	7,850,000	$0.608	2.64

There was no deferred compensation expense for the outstanding value of unvested stock options at June 30, 2020.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at June 30, 2020 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.120	450,000	450,000
$0.150	300,000	300,000
$0.160	200,000	200,000
$0.200	500,000	500,000
$0.280	400,000	400,000
$0.500	4,200,000	4,200,000
$1.000	1,000,000	1,000,000
$1.100	300,000	300,000
$2.000	500,000	500,000
	7,850,000	7,850,000

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2020 was approximately $3,002,000, based on a fair market value of $0.90 per share on June 30, 2020.

All outstanding stock options to acquire shares of the Company’s common stock were vested at June 30, 2020.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2020, the Company was not subject to any pending or threatened legal claims or actions.

Clinical Trial Agreements

Moffitt. Effective August 20, 2018, the Company entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”), effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS).

In November 2018, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of patients with del5qMDS are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. A total enrollment of 41 patients is planned. An interim analysis will be done after the first 21 patients are entered. If there are 3 or more responders but fewer than 7, an additional 20 patients will be entered. If at any point there are 7 or more responders, this will be sufficient evidence to support continued development of LB-100 for the treatment of low and intermediate-1 risk MDS. Recruitment has been slow and the Covid-19 pandemic has further reduced recruitment of patients into the protocol. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023. However, with additional funds, the Company’s objective would be to add two additional MDS centers to the Phase 2 portion of the study to accelerate patient accrual, with the goal of an earlier reporting date.

During the three months ended June 30, 2020 and 2019, the Company paid Moffitt $11,698 and $13,253, respectively, pursuant to this agreement. During the six months ended June 30, 2020 and 2019, the Company paid Moffitt $25,365 and $13,253, respectively, pursuant to this agreement. As of June 30, 2020, total costs of $70,458 have been incurred pursuant to this agreement.

GEIS. Effective July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”), Madrid, Spain, to carry out a study entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (“ASTS”). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little therapeutic gain from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the anti-tumor activity of doxorubicin without apparent increases in toxicity.

GEIS has a network of referral centers in Span and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal was to enter the first patient during the quarter ending December 31, 2020, with approximately 150 patients to be enrolled over two years. Advanced sarcoma is a very aggressive disease. The design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when about half of the 102 events required for final analysis is reached.

The Company had previously expected that this clinical trial would commence during the quarter ended June 30, 2020. However, during July 2020, the Spanish regulatory body known as the Agency for Medicine and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) advised the Company that although it had approved the scientific and ethical basis of the protocol, it required that the Company manufacture a new inventory of LB-100 under current Spanish pharmaceutical manufacturing standards. These regulations were adopted subsequent to the production of the Company’s existing LB-100 inventory. The Company is in the process of determining how soon new inventory of LB-100 meeting Spanish specifications can be produced. Accordingly, the clinical trial is now estimated to begin during the quarter ending September 30, 2021 and to be completed by the quarter ending September 30, 2024. The interim analysis expected in June 2023 could indicate either inferiority or superiority of the LB-100 plus doxorubicin arm compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. On February 18, 2020, the Company advanced $43,411 to GEIS towards a second milestone payment obligation of $87,471, which was expected to become due and payable during the quarter ended June 30, 2020 based on the anticipated achievement of the second milestone, and which was therefore recorded as an advance on the Company’s balance sheet at March 31, 2020. However, as a result of the substantial delay in commencing the clinical trial as described above, the achievement of the second milestone was delayed until mid-2021 and the Company therefore determined to charge such advance to research and development costs in the Company’s statement of operations at June 30, 2020.

Accordingly, during the three months and six months ended June 30, 2020, the Company incurred costs of $43,411 pursuant to this agreement. As of June 30, 2020, total costs of $130,882 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $4,795,000 as of June 30, 2020, consisting of approximately $4,162,000 relating to the GEIS clinical trial and approximately $633,000 relating to the Moffit clinical trial, which are expected to be incurred over the next five years through June 30, 2025.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended June 30, 2020 and 2019, the Company incurred costs of $5,790 and $15,529, respectively, pursuant to this work order. During the six months ended June 30, 2020 and 2019, the Company incurred costs of $11,476 and $48,493, respectively, pursuant to this work order. As of June 30, 2020, total costs of $74,968 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitments pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $876,000 as of June 30, 2020, which are expected to be incurred over the next five years through June 30, 2025.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement (the “Agreement”) with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research (“INSERM”), for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement (“MTA”) with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of June 30, 2020 and December 31, 2019, no amounts were due under this agreement.

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet, and is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded charges to operations of $0 and $2,294 during the three months ended June 30, 2020 and 2019, and $2,294 and $4,588 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the prepaid consulting fee had been fully amortized. At December 31, 2019, the unamortized balance of the retainer payment was $9,174, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. On March 1, 2020, the Consulting Agreement was extended to April 2, 2021 without any additional consideration.

Effective August 20, 2018 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “License Agreement”) with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2020 and 2019, the Company recorded charges to operations of $6,233 and $27,793, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2020 and 2019, the Company recorded charges to operations of $12,398 and $43,067, respectively, in connection with its obligations under the License Agreement. As of June 30, 2020, no milestones had yet been attained.

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

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2020 and 2019, respectively, and $8,000 and $8,000 for the six months ended June 30, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2020 and 2019, respectively, and $60,000 and $40,000 for the six months ended June 30, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

Impact of the Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials are conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for at least three to six months as a result of the coronavirus pandemic.

There is also significant uncertainty as to the affect that the coronavirus may have on the amount and type of financing available to the Company in the future.

8. Subsequent Events

Reverse Stock Split

On July 14, 2020, the Board of Directors of the Company approved a 1-for-6 reverse split of the Company’s outstanding shares of common stock. Holders of a majority of shares of the Company’s common stock have provided their consent for such reverse stock split. The Company intends to implement such reverse stock split upon receiving regulatory approval for such action, providing appropriate legal notice to stockholders, and approval for the Company’s common stock to be listed on the Nasdaq Capital Market.

2020 Stock Incentive Plan

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates for up to 14,000,000 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors.

Extension of Warrants

Effective September 14, 2015, in connection with the Collaboration Agreement with BioPharmaWorks as described at Note 7, the Company issued to BioPharmaWorks two stock options, in the form of warrants, to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and was exercisable for a period of five years from the date of grant at $1.00 per share. The second warrant vested on September 14, 2017 and was exercisable for a period of five years from the date of grant at $2.00 per share. On July 3, 2020, the Company’s Board of Directors approved an extension of the term of the outstanding warrants to acquire an aggregate of 1,000,000 shares of the Company’s common stock from September 14, 2020 to September 14, 2025. The Company’s closing stock price on July 2, 2020 was $0.90 per share.

Employment Agreements

Dr. John Kovach. On July 15, 2020, the Company entered into an employment agreement with Dr. John Kovach pursuant to which Dr. Kovach is to continue to act as the Company’s President, Chief Scientific Officer, and Chief Executive Officer. His responsibilities shall be for the oversight of the Company’s entire operations and strategic planning and shall be the primary contact between the Company’s executive team and the Board of Directors, to whom he shall report. Dr. Kovach shall supervise all scientific endeavors, providing guidance to the Chief Medical Officer. He shall be the principal spokesperson for the Company. Dr. Kovach will receive an annual salary of $250,000, payable monthly. The effective date of the agreement is October 1, 2020, and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one year period, (ii) his death, or (iii) termination for cause.

Eric Forman. On July 15, 2020, the Company entered into an employment agreement with Eric Forman, pursuant to which Mr. Forman will act as the Company’s Chief Administrative Officer reporting directly to the Company’s Chief Executive Officer. His primary function shall be to oversee the internal operations of the Company, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman will receive an annual salary of $100,000, payable monthly. The effective date of the agreement is October 1, 2020, and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one year period, (ii) his death, or (iii) termination for cause.

Dr. James Miser. On August 1, 2020, the Company entered into an employment agreement with Dr. James Miser, M.D., pursuant to which Dr. Miser was appointed as the Company’s Chief Medical Officer. Under the employment agreement, Dr. Miser will play a leadership role in planning, implementation and oversight of clinical trials. He will be responsible for assisting and developing strategic clinical goals and the implementation and safety monitoring of investigational studies. He will be the primary medical monitor for all clinical investigational studies and for the oversight of third party CRO monitors. He will work closely with the Company’s Chief Executive Officer on the development of specific goals needed to ensure the timely implementation of appropriate clinical studies needed for successful registration of therapeutic products and new drug development. Dr. Miser will be required to devote at least 50% of his business time to Company activities. Dr. Miser will receive a monthly salary of $12,500. He will also receive options to purchase up to 500,000 shares of the Company’s common stock (the “Options”). The Options will have a term of five years and an exercise price of $1.19 per share, which was equal to the closing price of the Company’s common stock on the effective date. The Options shall vest as to 25% on the effective date, and 25% on each of the first, second and third anniversaries of the effective date. The effective date of the agreement is August 1, 2020, and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one year period, (ii) his death, or (iii) termination for cause.

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements other than those discussed above.

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

Recent Developments

Extension of Warrants

Effective September 14, 2015, in connection with the Collaboration Agreement with BioPharmaWorks, the Company issued to BioPharmaWorks two stock options, in the form of warrants, to purchase 1,000,000 shares (500,000 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and was exercisable for a period of five years from the date of grant at $1.00 per share.  The second warrant vested on September 14, 2017 and was exercisable for a period of five years from the date of grant at $2.00 per share.  On July 3, 2020, the Company’s Board of Directors approved an extension of the term of the outstanding warrants to acquire an aggregate of 1,000,000 shares of the Company’s common stock from September 14, 2020 to September 14, 2025. The Company’s closing stock price on July 2, 2020 was $0.90 per share.

Reverse Stock Split

On July 14, 2020, the Board of Directors of the Company approved a 1-for-6 reverse split of the Company’s outstanding shares of common stock. Holders of a majority of shares of the Company’s common stock have provided their consent for such reverse stock split. The Company intends to implement such reverse stock split upon receiving regulatory approval for such action, providing appropriate legal notice to stockholders, and approval for the Company’s common stock to be listed on the Nasdaq Capital Market.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company expects that it will need to begin to raise additional capital by no later than early 2021.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2020 and 2019 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2020 and 2019 included elsewhere in this document.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and testing of the Company’s compounds and product candidates.

Research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Obligations incurred with respect to mandatory scheduled payments under research agreements with milestone provisions are recognized as charges to research and development costs in the Company’s consolidated statement of operations based on the achievement of such milestones, as specified in the agreement. Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

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

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees, Scientific Advisory Committee members, contractors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, Scientific Advisory Committee members, contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

Summary of Business Activities and Plans

 The Company has two classes of drugs under development for the treatment of cancer, consisting of protein phosphatase inhibitors designated as the LB-100 series of compounds, and histone deacetylase inhibitors, designated as the LB-200 series of compounds. Compounds of both types also have potential use in the prevention and treatment of neurodegenerative diseases. The LB-100 series consists of novel structures, which have the potential to be first in their class and may be useful in the treatment of not only several types of cancer, but also vascular and metabolic diseases. The LB-200 series contains compounds which have the potential to be the most effective in its class and may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases. LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of the Company’s focus on the clinical development of LB-100 and analogs for cancer therapy, the Company has decided not to actively pursue the pre-clinical development of its LB-200 series of compounds at this time and will only maintain its composition of matter patents for LB-200.

For clinical development, the Company selected LB-100, an inhibitor of an enzyme, protein phosphatase 2A (PP2A), that is important to many aspects of the regulation normal and abnormal cellular growth. This novel compound enhances the effectiveness of cytotoxic anti-cancer drugs and radiation therapy without enhancing toxicity in many animal models and was found to have potential anti-cancer activity without limiting toxicity in its initial Phase 1 clinical trial. The Company believes this first-in-class compound may be potentially useful for the treatment of a number of cancers in combination with existing standard chemotherapy regimens and with the evolving targeted cytotoxic therapies of personalized cancer medicine.

The Company’s immediate objective is to demonstrate significant therapeutic benefit of treatment with LB-100 in cancers shown to be vulnerable to PP2A inhibition in animal models (Hong 2015; Mazhar, 2019). The selection of cancer targets is also based on the ability of the caring physician to detect potential significant benefit early into therapy. In this regard, the Company is currently studying LB-100 in myelodysplastic syndrome, a disease of bone marrow failure and severe anemia requiring frequent blood transfusions, an easily measurable parameter reflecting potential benefit or failure of a new treatment. The Company is also pursuing evaluation of LB-100 plus standard cytotoxic drugs in two aggressive cancers: advanced undifferentiated sarcomas for which standard treatment is associated with a median time to progression of only ~4.5 months and in small cell lung cancer for which “best” therapy is associated with a median survival of ~9.0 months. Because of the rapid progression of these diseases, readout of success or failure is achieved quite rapidly. Evidence of benefit of a new treatment in such aggressive diseases even in early Phase 2 clinical trials would generate enthusiasm in both clinicians and large pharmaceutical companies.

There are additional clues to the potential value of LB-100 or one of its analogs as additions to immuno-blockers and metabolic modifiers for the treatment of different types of cancers. The potentiation of cancer immunotherapy by adding LB-100 to regimens of PD-1 blockers, as reported by Ho et al (2018), and the unexpected findings of Muschen et al (2018) that a metabolic imbalance involving over activity of the enzyme PP2A in B cell cancers, which is the target of LB-100, may provide a selective advantage in the therapy of B cell cancers. These findings require further preclinical studies that the Company is not in a position to pursue at this time. The Company is seeking potential collaborators to explore the intriguing possibility that LB-100 may have a place in enhancing the burgeoning field of solid tumor immunotherapy.

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

Impact of the Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials are conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for at least three to six months as a result of the coronavirus pandemic.

There is also significant uncertainty as to the affect that the coronavirus may have on the amount and type of financing available to the Company in the future.

Results of Operations

At June 30, 2020, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	255,443	547,763	547,928	938,191
Research and development costs	117,946	80,123	212,618	128,437
Total costs and expenses	373,389	627,886	760,546	1,066,628
Loss from operations	(373,389)	(627,886)	(760,546)	(1,066,628)
Interest income	264	17,422	4,246	27,428
Net loss	$(373,125)	$(610,464)	$(756,300)	$(1,039,200)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	67,045,814	67,045,814	67,045,814	67,045,814

Three Months Ended June 30, 2020 and 2019

Revenues. The Company did not have any revenues for the three months ended June 30, 2020 and 2019.

General and Administrative Costs. For the three months ended June 30, 2020, general and administrative costs were $255,443, which consisted of patent and licensing legal fees and costs of $143,444, other consulting and professional fees of $64,177, insurance expense of $14,132, officer’s salary and related costs of $16,871, licensing fees of $6,233, stock transfer fees of $2,795, listing fees of $3,000, filing fees of $1,294, travel of $630, and other operating costs of $2,867.

For the three months ended June 30, 2019, general and administrative costs were $547,763, which consisted of the fair value of vested stock options issued to directors and consultants of $296,665, patent and licensing legal fees and costs of $119,133, other consulting and professional fees of $59,887, insurance expense of $13,546, officer’s salary and related costs of $16,853, licensing fees of $27,793, stock transfer fees of $2,386, listing fees of $3,000, filing fees of $1,593, travel of $3,136, and other operating costs of $3,771.

General and administrative costs decreased by $292,320 or 53.4% in 2020 as compared to 2019, primarily as a result of decreases in the fair value of stock options issued to directors and consultants of $296,665, and licensing fees of $21,560, offset by an increase of $24,311 in patent and licensing legal fees and costs.

Research and Development Costs. For the three months ended June 30, 2020, research and development costs were $117,946, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $43,411 to GEIS, $11,698 to Moffitt, $9,620 to Theradex, and $30,201 to BioPharmaWorks.

For the three months ended June 30, 2019, research and development costs were $80,123, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $13,253 to Moffitt, $17,364 to Theradex, and $30,000 to BioPharmaWorks.

Research and development costs increased by $37,823 in 2020 as compared to 2019, as a result of an increase in contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $43,411 to GEIS.

Interest Income. For the three months ended June 30, 2020, the Company had interest income of $264, as compared to interest income of $17,422 for the three months ended June 30, 2019, as a result of a reduction in the Company’s cash resources previously invested in short-term federally insured certificates of deposit.

Net Loss. For the three months ended June 30, 2020, the Company incurred a net loss of $373,125, as compared to a net loss of $610,464 for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 and 2019

Revenues. The Company did not have any revenues for the six months ended June 30, 2020 and 2019.

General and Administrative Costs. For the six months ended June 30, 2020, general and administrative costs were $547,928, which consisted of patent and licensing legal fees and costs of $276,912, other consulting and professional fees of $171,919, insurance expense of $28,416, officer’s salary and related costs of $33,892, licensing fees of $12,398, stock transfer fees of $6,386, listing fees of $6,000, filing fees of $6,294, travel of $718, and other operating costs of $4,993.

For the six months ended June 30, 2019, general and administrative costs were $938,191, which consisted of the fair value of vested stock options issued to directors and consultants of $309,601, patent and licensing legal fees and costs of $309,906, other consulting and professional fees of $185,348, insurance expense of $27,092, officer’s salary and related costs of $33,880, licensing fees of $43,067, stock transfer fees of $5,732, listing fees of $6,000, filing fees of $6,593, travel of $3,242, and other operating costs of $7,730.

General and administrative costs decreased by $390,263 or 41.6% in 2020 as compared to 2019, primarily as a result of decreases in the fair value of stock options issued to directors and consultants of $309,601, patent and licensing legal fees and costs of $32,994, other consulting and professional fees of $13,429, and licensing fees of $30,669.

Research and Development Costs. For the six months ended June 30, 2020, research and development costs were $212,618, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $43,411 to GEIS, $25,364 to Moffitt, $20,076 to Theradex, and $60,201 to BioPharmaWorks.

For the six months ended June 30, 2019, research and development costs were $128,437, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $13,253 to Moffitt, $51,261 to Theradex, and $40,000 to BioPharmaWorks.

Research and development costs increased by $84,181 in 2020 as compared to 2019, as a result of an increase in contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $43,411 to GEIS.

Interest Income. For the six months ended June 30, 2020, the Company had interest income of $4,246, as compared to interest income of $27,428 for the six months ended June 30, 2019, as a result of a reduction in the Company’s cash resources previously invested in short-term federally insured certificates of deposit.

Net Loss. For the six months ended June 30, 2020, the Company incurred a net loss of $756,300, as compared to a net loss of $1,039,200 for the six months ended June 30, 2019.

Liquidity and Capital Resources – June 30, 2020

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

At June 30, 2020, the Company had working capital of $1,590,985, as compared to working capital of $2,434,135 at December 31, 2019, reflecting a decrease in working capital of $843,150 for the six months ended June 30, 2020. The decrease in working capital during the six months ended June 30, 2020 was the result of working capital being utilized to fund the Company’s research and development activities and ongoing operating expenses, including maintaining and developing the Company’s patent portfolio.

At June 30, 2020, the Company had cash and cash equivalents of $1,774,332 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. In addition, to the extent that the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The amount and timing of future cash requirements will depend on the pace and design of the Company’s clinical trial program. Current indications from the clinical research organizations conducting the clinical trials for the Company indicate that such clinical trials are being delayed or extended for at least three to six months as a result of the coronavirus pandemic. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. The impact of the coronavirus on capital markets may affect the amount and type of financing available to the Company in the future.

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

Operating Activities. For the six months ended June 30, 2020, operating activities utilized cash of $768,682, as compared to utilizing cash of $709,056 for the six months ended June 30, 2019, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the six months ended June 30, 2020 and 2019, the Company had no investing activities.

Financing Activities. For the six months ended June 30, 2020, financing activities consisted of the payment of deferred offering costs of $55,850. The Company had no financing activities for the six months ended June 30, 2019.

Principal Commitments

Clinical Trial Agreements

Moffitt. Effective August 20, 2018, the Company entered into a Clinical Trial Research Agreement (the “Clinical Trial Research Agreement”) with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”), effective for a term of five years, unless terminated earlier by the Company pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS).

In November 2018, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of patients with del5qMDS are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. A total enrollment of 41 patients is planned. An interim analysis will be done after the first 21 patients are entered. If there are 3 or more responders but fewer than 7, an additional 20 patients will be entered. If at any point there are 7 or more responders, this will be sufficient evidence to support continued development of LB-100 for the treatment of low and intermediate-1 risk MDS. Recruitment has been slow and the Covid-19 pandemic has further reduced recruitment of patients into the protocol. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023. However, with additional funds, the Company’s objective would be to add two additional MDS centers to the Phase 2 portion of the study to accelerate patient accrual, with the goal of an earlier reporting date.

During the three months ended June 30, 2020 and 2019, the Company paid Moffitt $11,698 and $13,253, respectively, pursuant to this agreement. During the six months ended June 30, 2020 and 2019, the Company paid Moffitt $25,365 and $13,253, respectively, pursuant to this agreement. As of June 30, 2020, total costs of $70,458 have been incurred pursuant to this agreement.

GEIS. Effective July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”), Madrid, Spain, to carry out a study entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (“ASTS”). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little therapeutic gain from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the anti-tumor activity of doxorubicin without apparent increases in toxicity.

GEIS has a network of referral centers in Span and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal was to enter the first patient during the quarter ending December 31, 2020, with approximately 150 patients to be enrolled over two years. Advanced sarcoma is a very aggressive disease. The design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when about half of the 102 events required for final analysis is reached.

The Company had previously expected that this clinical trial would commence during the quarter ended June 30, 2020. However, during July 2020, the Spanish regulatory body known as the Agency for Medicine and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) advised the Company that although it had approved the scientific and ethical basis of the protocol, it required that the Company manufacture a new inventory of LB-100 under current Spanish pharmaceutical manufacturing standards. These regulations were adopted subsequent to the production of the Company’s existing LB-100 inventory. The Company is in the process of determining how soon new inventory of LB-100 meeting Spanish specifications can be produced. Accordingly, the clinical trial is now estimated to begin during the quarter ending September 30, 2021 and to be completed by the quarter ending September 30, 2024. The interim analysis expected in June 2023 could indicate either inferiority or superiority of the LB-100 plus doxorubicin arm compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. On February 18, 2020, the Company advanced $43,411 to GEIS towards a second milestone payment obligation of $87,471, which was expected to become due and payable during the quarter ended June 30, 2020 based on the anticipated achievement of the second milestone, and which was therefore recorded as an advance on the Company’s balance sheet at March 31, 2020. However, as a result of the substantial delay in commencing the clinical trial as described above, the achievement of the second milestone was delayed until mid-2021 and the Company therefore determined to charge such advance to research and development costs in the Company’s statement of operations at June 30, 2020.

Accordingly, during the three months and six months ended June 30, 2020, the Company incurred costs of $43,411 pursuant to this agreement. As of June 30, 2020, total costs of $130,882 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $4,795,000 as of June 30, 2020, consisting of approximately $4,162,000 relating to the GEIS clinical trial and approximately $633,000 relating to the Moffit clinical trial, which are expected to be incurred over the next five years through June 30, 2025.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt.. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended June 30, 2020 and 2019, the Company incurred costs of $5,790 and $15,529, respectively, pursuant to this work order. During the six months ended June 30, 2020 and 2019, the Company incurred costs of $11,476 and $48,493, respectively, pursuant to this work order. As of June 30, 2020, total costs of $74,968 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitments pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $876,000 as of June 30, 2020, which are expected to be incurred over the next five years through June 30, 2025.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement (the “Agreement”) with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research (“INSERM”), for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement (“MTA”) with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of June 30, 2020 and December 31, 2019, no amounts were due under this agreement.

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea (the “Consulting Agreement”). The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet, and is amortizing the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded charges to operations of $0 and $2,294 during the three months ended June 30, 2020 and 2019, and $2,294 and $4,588 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the prepaid consulting fee had been fully amortized. At December 31, 2019, the unamortized balance of the retainer payment was $9,174, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. On March 1, 2020, the Consulting Agreement was extended to April 2, 2021 without any additional consideration.

Effective August 20, 2018 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “License Agreement”) with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2020 and 2019, the Company recorded charges to operations of $6,233 and $27,793, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2020 and 2019, the Company recorded charges to operations of $12,398 and $43,067, respectively, in connection with its obligations under the License Agreement. As of June 30, 2020, no milestones had yet been attained.

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

Employment Agreements

Dr. John Kovach. On July 15, 2020, the Company entered into an employment agreement with Dr. John Kovach pursuant to which Dr. Kovach is to continue to act as the Company’s President, Chief Scientific Officer, and Chief Executive Officer. His responsibilities shall be for the oversight of the Company’s entire operations and strategic planning, and shall be the primary contact between the Company’s executive team and the Board of Directors, to whom he shall report. Dr. Kovach shall supervise all scientific endeavors, providing guidance to the Chief Medical Officer. He shall be the principal spokesperson for the Company. Dr. Kovach will receive an annual salary of $250,000, payable monthly. The effective date of the agreement is October 1, 2020, and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one year period, (ii) his death, or (iii) termination for cause.

Eric Forman. On July 15, 2020, the Company entered into an employment agreement with Eric Forman, pursuant to which Mr. Forman will act as the Company’s Chief Administrative Officer reporting directly to the Company’s Chief Executive Officer. His primary function shall be to oversee the internal operations of the Company, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman will receive an annual salary of $100,000, payable monthly. The effective date of the agreement is October 1, 2020, and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one year period, (ii) his death, or (iii) termination for cause.

Dr. James Miser. On August 1, 2020, the Company entered into an employment agreement with Dr. James Miser, M.D., pursuant to which Dr. Miser was appointed as the Company’s Chief Medical Officer. Under the employment agreement, Dr. Miser will play a leadership role in planning, implementation and oversight of clinical trials. He will be responsible for assisting and developing strategic clinical goals and the implementation and safety monitoring of investigational studies. He will be the primary medical monitor for all clinical investigational studies and for the oversight of third party CRO monitors. He will work closely with the Company’s Chief Executive Officer on the development of specific goals needed to ensure the timely implementation of appropriate clinical studies needed for successful registration of therapeutic products and new drug development. Dr. Miser will be required to devote at least 50% of his business time to Company activities. Dr. Miser will receive a monthly salary of $12,500. He will also receive options to purchase up to 500,000 shares of the Company’s common stock (the “Options”). The Options will have a term of five years and an exercise price of $1.19 per share, which was equal to the closing price of the Company’s common stock on the effective date. The Options shall vest as to 25% on the effective date, and 25% on each of the first, second and third anniversaries of the effective date. The effective date of the agreement is August 1, 2020, and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one year period, (ii) his death, or (iii) termination for cause.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. (“NDA”) for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2020 and 2019, respectively, and $8,000 and $8,000 for the six months ended June 30, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2020 and 2019, respectively, and $60,000 and $40,000 for the six months ended June 30, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

Off-Balance Sheet Arrangements

At June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Securities and Exchange Commission (the “SEC”), the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive and financial officer (who is the same person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020, the end of the most recent period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

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

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles, for the reasons noted below.

The Company’s management has concluded that the Company has a material weakness in its internal controls resulting from the Chief Executive Officer having almost complete responsibility for the processing of invoices and the preparation of checks, and the Company’s finance department not having adequate internal staff to process the accounting information and prepare periodic financial statements and footnotes. The Company has designed and implemented measures and systems that it believes address and mitigate these control weaknesses, through expanded bookkeeping and review procedures and the utilization of the services of qualified outside consultants with expertise to perform specific accounting and finance functions, as well as review of major transactions and agreements by the Board of Directors, and is considering additional measures to address these control weaknesses. However, these efforts may not be fully successful, which could undermine the Company’s ability to provide accurate, timely and reliable reports on its financial and operating results. In addition, if the Company identifies additional material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis and its financial statements may be materially misstated. Moreover, in the future the Company may engage in business activities or transactions that could negatively affect its internal control over financial reporting and result in additional material weaknesses.

The Company’s management, consisting of its principal executive and financial officer, does not expect that its disclosure controls and procedures or its internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and any instances of malfeasance or fraud have been detected.

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended June 30, 2020.

Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its principal executive and financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

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

Impact of the Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials are conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for at least three to six months as a result of the coronavirus pandemic.

There is also significant uncertainty as to the affect that the coronavirus may have on the amount and type of financing available to the Company in the future.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 10, 2020	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer and Chief Financial Officer
(Principal financial and accounting officer)

