Form 10-K
period 2020-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2021-03-26
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-51476

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

248 Route 25A, No. 2
East Setauket, New York	11733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (631) 830-7092

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIXT	The NASDAQ Stock Market, LLC
Warrants to Purchase Common Stock, par value $0.0001 per share	LIXTW	The NASDAQ Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $13,193,000.

The Company had 13,538,259 shares of common stock, $0.0001 par value, issued and outstanding as of March 12, 2021.

Documents incorporated by reference: None.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Lixte,” the “Company” and the “Registrant” refer to Lixte Biotechnology Holdings, Inc., a Delaware corporation, and Lixte Biotechnology, Inc., a Delaware corporation, our wholly-owned subsidiary.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. Our product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers, and encompasses two major categories of compounds at various stages of pre-clinical and clinical development that we believe have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases.

We have developed two series of pharmacologically active drugs, the LB-100 series and the LB-200 series. We believe that the mechanism by which compounds of the LB-100 series affect cancer cell growth is different from cancer agents currently approved for clinical use. Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in these model systems. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that, when combined with standard anti-cancer regimens against many tumor types, our compounds will improve therapeutic benefit without enhancing toxicity in humans.

Our activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. We have not yet commenced any revenue-generating operations, do not have positive cash flows from operations, and are dependent on periodic infusions of equity capital to fund our operating requirements.

Description of Business; Research; Clinical Trial Activities

Our primary focus is developing new treatments for human cancers for which better therapies are urgently needed.

Our drug discovery process is based on discerning clues to potential new targets for disease treatments reported in the increasingly large body of literature identifying the molecular variants which characterize human cancers and other non-cancer disorders. We design drugs for which there are existing data suggesting that they may affect the altered pathways of the cancer cell and may be given safely to humans. We seek to rapidly arrive at patentable structures through analysis of the literature rather than screening of thousands of structures for activity against a particular biochemical pathway.

This approach has led to the development of two classes of drugs for the treatment of cancer, consisting of protein phosphatase inhibitors (PTase-i), designated by us as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by us as the LB-200 series of compounds.

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

We have demonstrated that lead compounds of both the LB-100 series and the LB-200 are active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on these compounds was initiated in 2006 under a Cooperative Research and Development Agreement or CRADA with the National Institute of Neurologic Disorders and Stroke or NINDS of the National Institutes of Health or NIH dated March 22, 2006 that was subsequently extended through a series of amendments until it terminated on April 1, 2013.

Effective treatment of brain tumors depends upon the ability of compounds to penetrate a physiological barrier known as the “blood-brain barrier” which protects the brain from exposure to potentially toxic substances in the blood. Because there is no certainty that our compounds will be active against tumors confined to the brain, the LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromocytomas and sarcomas. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy and radiation therapy by inhibiting a process upon which most, if not all, cancer cell types depend on to survive treatment, we believe the LB-100 series of compounds may be useful against most, if not all, cancer types.

The LB-200 series consists of histone deacetylase inhibitors (HDACi). Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, we have demonstrated that our HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity. LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of our focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, we have decided not to actively pursue the pre-clinical development of our LB-200 series of compounds at this time. At this time, we intend to only maintain our composition of matter patents for LB-200.

Collaborations with leading academic research centers in the United States, Europe and Asia have established the breadth of activity of LB-100 in pre-clinical models of several major cancers. There is considerable scientific interest in LB-100 because it exerts its activity by a novel mechanism and is the first of its type to be evaluated so broadly in multiple animal models of cancer and now in human beings. LB-100 is one of a series of serine/threonine phosphatase (s/t ptase) inhibitors designed by us. The s/t ptases are ubiquitous enzymes that regulate many cell signaling networks important to cell growth, division and death. The s/t ptases have long been appreciated as potentially important targets for anti-cancer drugs. However, because of the multi- functionality of these enzymes, it had been widely held that pharmacologic inhibitors of s/t ptases would be too toxic to allow their development as anti-cancer treatments, but we have shown that this is not the case. LB-100 was well-tolerated at doses associated with objective regression (significant tumor shrinkage) and/or the arresting of tumor progression in patients with progressive cancers.

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

We completed a Phase 1 clinical trial of LB-100 to evaluate its safety that showed it is associated with antitumor activity in humans at doses that are readily tolerable. Responses included objective regression (tumor shrinkage) lasting for 11 months of a pancreatic cancer and cessation of growth (stabilization of disease) for 4 months or more of 9 other progressive solid tumors out of 20 patients who had measurable disease. As Phase 1 clinical trials are fundamentally designed to determine safety of a new compound in humans, we were encouraged by these results. The next step is to demonstrate in Phase 2 clinical trials the efficacy of LB-100 in one or more specific tumor types, against which the compound has well documented activity in pre-clinical models.

Clinical Trial Agreements

Moffitt Cancer Center Clinical Trial Research Agreement

Effective August 20, 2018, we entered into a Clinical Trial Research Agreement with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida, effective for a term of five years, unless terminated earlier by us pursuant to 30 days written notice. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of our lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS).

In November 2018, we received approval from the FDA for our Investigational New Drug Application to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of patients with del5qMDS are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. A total enrollment of 41 patients is planned. An interim analysis will be done after the first 21 patients are entered. If there are 3 or more responders but fewer than 7, an additional 20 patients will be entered. If at any point there are 7 or more responders, this will be sufficient evidence to support continued development of LB-100 for the treatment of low and intermediate-1 risk MDS. Recruitment has been slow and the Covid-19 pandemic has further reduced recruitment of patients into the protocol. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023. However, with additional funds, our objective would be to add two additional MDS centers to the Phase 2 portion of the study to accelerate patient accrual, with the goal of an earlier reporting date.

Spanish Sarcoma Group Collaboration Agreement

As of July 31, 2019, we entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”), Madrid, Spain, to carry out a study entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information about the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (“ASTS”). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little therapeutic gain from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the anti-tumor activity of doxorubicin without apparent increases in toxicity.

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. We agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal was to enter the first patient during the quarter ending December 31, 2020, with approximately 150 patients to be enrolled over two years. Advanced sarcoma is a very aggressive disease. The design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when about half of the 102 events required for final analysis is reached.

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company has engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks include the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API is then transferred to a vendor that prepares the clinical drug product (DP), also under GMP conditions documented by an independent auditor. The DP is then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the DP for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

The Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost from $600,000 and $700,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $300,000 as of December 31, 2020, which are expected to be incurred through June 30, 2021.

We had previously expected that this clinical trial would commence during the quarter ended June 30, 2020. However, during July 2020, the Spanish regulatory authority advised us that although it had approved the scientific and ethical basis of the protocol, it required that we manufacture new inventory of LB-100 under current Spanish pharmaceutical manufacturing standards. These regulations were adopted subsequent to the production of our existing LB-100 inventory. We are in the process of obtaining approval from the European Union regulatory authorities for new inventory of LB-100. Accordingly, the clinical trial is now estimated to begin during the quarter ending September 30, 2021 and to be completed by the quarter ending September 30, 2024. The interim analysis is expected in June 2023 and could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

NCI Pharmacologic Study

During the fourth quarter of 2019, the National Cancer Institute (NCI) enrolled the first two patients of a planned eight patient pharmacologic study of the ability of LB-100 to enter the brain and penetrate recurrent brain tumors in patients where surgical removal of the cancers is indicated (clinical trials registry NCT03027388). This study is being conducted and funded by the NCI under a Cooperative Research and Development Agreement with us; additional information will be reported by us as it is provided by the NCI.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with some further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, our novel protein phosphatase inhibitor LB-100 enhances the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain is not known. Unfortunately, many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. The goal is to obtain data in up to eight patients. As a result of the innovative design of the NCI study, data from so few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs.

Clinical Research Support Agreement with City of Hope National Medical Center

Effective January 18, 2021, we executed a Clinical Research Support Agreement with City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of our first-in-class protein phosphatase inhibitor, LB-100, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer (ED-SCLC). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA approved but marginally effective regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (RP2D). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free-survival and overall survival.

Small cell lung cancer (SCLC) comprises about 15% of all lung cancers worldwide with about 30,000 new cases annually in the United States. Although this aggressive neuroendocrine tumor is more sensitive to cytotoxic chemotherapy and radiation than the most common type of lung cancer, SCLC patients soon relapse after treatment and have a dismal prognosis. Recently, the addition of an immune blocker, atezolizumab, to carboplatin plus etoposide showed for the first time in 20 years modest improvement in median progression- free survival from 4.3 to 5.2 months and in median overall survival from 10.3 to 12.3 months. In animal models, LB-100 significantly enhances the antitumor activity of cytotoxic chemotherapy in general and in particular the combination of carboplatin and etoposide against SCLC cells without enhancing toxicity.

If the extensive preclinical data showing LB-100 increases the effectiveness of chemotherapy applies to patients, the Company believes evidence of therapeutic benefit of LB-100 added to standard treatment of this very aggressive cancer could be revealed even in this early clinical trial paving the way for a randomized Phase 3 study. Perhaps even more important to the Company’s clinical development of LB-100, evidence in this clinical trial of potentiation of cytotoxic therapy without an increase in toxicity simply by the addition of LB-100 would justify clinical investigation of the added benefit of adding LB-100 to many widely used “standard” cytotoxic regimens for a host of cancers.

The Company estimates that from 24 to 30 patients will be needed to complete this clinical trial, at an estimated cost of $2,500,000 to $2,900,000, respectively. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of $800,000.

The clinical trial is planned to commence during the quarter ending June 30, 2021, with patient accrual expected to take approximately 18 to 24 months to conduct. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months.

Clinical Trial Monitoring Agreements

On September 12, 2018, we finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization, to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023. Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs.

On February 5, 2021, we signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. The Company estimates that it will incur approximately $335,000 of costs under this work order agreement through September 30, 2023.

Patent and License Agreements

On March 22, 2018, we entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to us of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders,” which was filed with the United States Patent and Trademark Office in the name of INSERM and us as co-owners on February 19, 2016 and granted on December 5, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with us to allow INSERM to conduct research on our proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, we have agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. We also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to us. As there can be no assurances that we will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain when we may reach any of the development or commercialization milestones under the Agreement, if at all.

Effective April 2, 2018, we entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea. The Consulting Agreement was extended for an additional period of one year. The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by us from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to us by the advisor that results in an investment in us during the term of the Consulting Agreement.

Effective August 20, 2018, we entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted us an exclusive license under certain patents owned by Moffitt relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. We were obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. We are also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until we commence payment of minimum royalty payments. We have also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by us, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. As of December 31, 2020, no milestones had yet been attained.

We will be obligated to pay Moffitt earned royalties of 4% on worldwide cumulative net sales of royalty-bearing products, subject to reduction to 2% under certain circumstances, on a quarterly basis, with a minimum royalty payment of $50,000 in the first four years after sales commence, and $100,000 in year five and each year thereafter, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. Our obligation to pay earned royalties under the License Agreement commences on the date of the first sale of a royalty-bearing product, and shall automatically expire on a country-by-country basis on the date on which the last valid claim of the Licensed Patents expires, lapses or is declared invalid, and the obligation to pay any earned royalties under the License Agreement shall terminate on the date on which the last valid claim of the Licensed Patents expires, lapses, or is declared to be invalid in all countries.

Other Significant Agreements and Contracts

Effective October 18, 2013, we entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the NINDS of the NIH for a term of four years. The Surgical Neurology Branch of NINDS is conducting research characterizing a variety of compounds proprietary to us and is examining the potential of the compounds for anti-cancer activity, reducing neurological deficit due to ischemia and brain injury, and stabilizing catalytic function of misfolded proteins for inborn brain diseases. Under an M-CRADA, a party provides research material, in this case proprietary compounds from our pipeline, for study by scientists at NIH. The exchange of material was for research only and did not imply any endorsement of the material on the part of either party. Under the M-CRADA, the NIH grants a collaborator an exclusive option to elect an exclusive or non-exclusive commercialization license.

On December 24, 2013, we entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of our Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement for the years ended December 31, 2020 and 2019 were $16,000 and $16,000, respectively.

Effective September 14, 2015, we entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which we engaged BioPharmaWorks to perform certain services for us. Those services include, among other things: (a) assisting us to (i) commercialize our products and strengthen our patent portfolio, (ii) identify large pharmaceutical companies with potential interest in our product pipeline, and (iii) prepare and deliver presentations concerning our products; (b) at the request of the Board of Directors, serving as backup management for up to three months should our Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds.

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, we agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to our right to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In November 2016, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from November 1, 2016 through March 31, 2017. The Collaboration Agreement resumed as scheduled on April 1, 2017. In April 2018, it was again mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, we subsequently agreed to resume the Collaboration Agreement with BioPharmaWorks effective March 1, 2019, and the Collaboration Agreement is currently in effect.

Effective August 12, 2020, we entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting preclinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The preclinical studies will take place at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the preclinical studies confirm that LB-100 reduces AS signs in rodent models, we have agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of our investigational compound, LB-100. We agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which is initially expected to be completed within three years. Conditioned on FAST’s completion of this study, we have agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by us, up to a maximum of $250,000 from the exploitation of the study results.

Future Clinical Trials

Presented below are clinical trials that we would currently consider conducting over the next few years. We expect that these potential clinical trials, and the details thereof, will change over time as we obtain more clinical information on LB-100. Our ability to conduct these clinical trials is subject to the availability of sufficient additional financial resources.

(1) A Phase 1b/2 randomized clinical trial in previously untreated patients with small cell lung cancer (SCLC) comparing the standard regimen, carboplatin/etoposide/atezolizumab, with and without LB-100. The malignant cells of this uniformly rapidly fatal lung cancer are genetically sensitive to PP2A inhibition (by a process termed “synthetic lethality”).

(2) A Phase 1b/2 randomized clinical trial in patients adding LB-100 to PD-1 inhibitors against one of several cancers in which PD-1 inhibitors alone have definite but modest activity.

The Phase 1b/2 clinical trials in SCLC and in LB-100 plus a PD-1 inhibitor in yet to be specified solid tumors will require additional financing in excess of that currently budgeted to fund a Phase 1b/2 clinical trial in myelodysplastic syndrome that began in April 2019, and/or partnering relationships with other pharmaceutical companies, in order for us to undertake and complete such clinical studies. We are in discussions with various parties with respect to the financing of these clinical studies, although there can be no assurances that we will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. Our longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

Intellectual Property

Our products will ultimately be based on our intellectual property and are expected to be covered by our patents. These patents now cover sole rights to the composition and synthesis of the LB-100 and LB-200 series of drugs, with coverage of the LB-200 series now limited to those patents issued in the United States. Joint patent applications with the NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma. We have also filed patent applications for the use of certain homologs of both series of drugs for the treatment of neurodegenerative diseases such as Alzheimer’s Disease and Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease), stroke, and traumatic brain injury, and patent applications for the use of homologs of the LB-200 series for the treatment of serious systemic fungal infections and for the treatment of common fungal infections of the skin and nails.

Patent applications for the LB-100 series (oxabicycloheptanes and heptenes) and the LB-200 series (histone deacetylase inhibitors; HDACi) have been filed in the United States and internationally under the Patent Cooperation Treaty. Patents for composition of matter and for several uses of both the LB-100 series and the LB-200 series have been issued in the United States, Mexico, Australia, Japan, China, Hong Kong, Canada, Germany, France, the United Kingdom, and by the European Patent Office and the Eurasian Patent Office. For the LB-200 series, only patents issued in the United States are being maintained.

Our portfolio of domestic and international patents issued is summarized below. We have additional domestic and international patents pending.

LB-100 Series of Compounds - Phosphatase Inhibitors – Composition and Use in Cancer Treatment

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AM 023804	2/6/2008	7/29/2016	2/6/2028
AU 2008214299	2/6/2008	1/19/2014	2/6/2028
AZ 023804	2/6/2008	7/29/2016	2/6/2028
BR 0806365	2/6/2008	1/21/2020	2/6/2028
BY 023804	2/6/2008	7/29/2016	2/6/2028
CA 2,676,422	2/6/2008	10/16/2018	2/6/2028
CN 101662939	2/6/2008	11/25/2015	2/6/2028
CN 103788108	2/6/2008	4/12/2017	2/6/2028
EP 2124550	2/6/2008	4/19/2017	2/6/2028
EA 023804	2/6/2008	7/29/2016	2/6/2028
HK 1140375	2/6/2008	3/9/2018	2/6/2028
JP 5693850	2/6/2008	4/1/2015	2/6/2028
KG 023804	2/6/2008	7/29/2016	2/6/2028
KZ 023804	2/6/2008	7/29/2016	2/6/2028
MD 023804	2/6/2008	7/29/2016	2/6/2028
MX 309985	2/6/2008	5/28/2013	2/6/2028
RU 023804	2/6/2008	7/29/2016	2/6/2028
TJ 023804	2/6/2008	7/29/2016	2/6/2028
TM 023804	2/6/2008	7/29/2016	2/6/2028
US 7,998,957	2/6/2007	8/16/2011	2/20/2030
US 8,426,444	2/6/2007	4/23/2013	2/6/2028
US 8,227,473	8/1/2008	7/24/2012	3/11/2030
US 8,541,458	8/1/2008	9/24/2013	7/17/2029
US 8,822,461	2/6/2007	9/2/2014	2/6/2028
US 9,079,917	2/6/2007	7/14/2015	2/6/2028
US 10,023,587	2/6/2007	7/17/2018	2/6/2028
US 10,399,993	2/6/2007	9/3/2019	2/6/2028

LB-100 and LB-200 Series of Compounds – Use in Treatment of Multiple CNS Diseases

Neuroprotective Agents for the Prevention and Treatment of Neurodegenerative Diseases

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 8,058,268	8/1/2008	11/15/2011	12/31/2029
US 8,329,719	8/1/2008	12/11/2012	7/29/2029

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Reperfusion Injury

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
CN 104619710	6/28/2013	9/22/2017	6/28/2033
EP 2870161	6/28/2013	8/8/2018	6/28/2033
DE 2870161	6/28/2013	8/8/2018	6/28/2033
FR 2870161	6/28/2013	8/8/2018	6/28/2033
GB 2870161	6/28/2013	8/8/2018	6/28/2033
HK 1209424	6/28/2013	10/11/2019	6/28/2033

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AU 2016219853	2/19/2016	5/16/2019	2/19/2036
EP 3258930	2/19/2016	12/9/2020	2/19/2036
DE 3258930	2/19/2016	12/9/2020	2/19/2036
FR 3258930	2/19/2016	12/9/2020	2/19/2036
GB 3258930	2/19/2016	12/9/2020	2/19/2036
US 9,833,450	2/19/2015	12/5/2017	2/19/2036
US 10,413,541	2/19/2015	9/17/2019	2/19/2036

HDAC Inhibitors

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 8,143,445	10/1/2007	3/27/2012	8/23/2029
US 8,455,688	10/1/2007	6/4/2013	10/1/2028

Oxabicycloheptanes and Oxabicycloheptenes for the Treatment of Diabetes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 10,149,847	6/29/2012	12/11/2018	12/7/2033
US 10,668,062	6/29/2012	6/2/2020	6/28/2033

Formulations of Oxabicycloheptanes and Oxabicycloheptenes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AU 2014251087	4/8/2014	5/2/2019	4/8/2034
CN 105209036	4/8/2014	10/26/2018	4/8/2034
IL 241945	4/8/2014	4/30/2019	4/8/2034
US 10,532,050	4/9/2013	1/14/2020	7/5/2034

Process of Synthesizing 3-(4-Methylpiperazine-1-Carbonyl)-7-Oxabicyclo [2.2.1] Heptane-2-Carboxylic Acid

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
US 9,994,584	10/15/2014	6/12/2018	10/14/2035

Protein Phosphatase 2A Inhibitors for Treating Myelodysplastic Syndromes

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
JP 6453441	7/23/2015	1/16/2019	7/23/2035
US 10,071,094	7/24/2014	9/11/2018	7/23/2035
US 10,434,100	7/24/2014	10/8/2019	7/23/2035

Oxabicycloheptane Prodrugs

Patent	Priority Date or International Filing Date (non-U.S. applications)	Issue/Grant Date	Expiration Date
AU 2016263079	5/12/2016	8/15/2019	5/12/2036
EP 3294287	5/12/2016	4/8/2020	5/12/2036
IL 255516	5/12/2016	2/27/2020	5/12/2036
US 9,988,394	5/15/2015	6/5/2018	5/13/2036
US 10,364,252	5/15/2015	7/30/2019	5/13/2036
US 10,618,908	5/15/2015	4/14/2020	5/13/2036

The Market

Anti-Cancer Drugs

We have developed two series of pharmacologically active drugs, the LB-100 series and the LB-200 series. We believe that the mechanism by which compounds of the LB-100 series affect cancer cell growth is different from cancer agents currently approved for clinical use. Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in these model systems. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that when combined with standard anti-cancer regimens against many tumor types, our compounds will improve therapeutic benefit without enhancing toxicity in humans.

Marketing Plan

Our primary goal to date has been to take our primary compound, LB-100, through Phase 2 clinical trials. Because of the novelty and spectrum of activity of LB-100, we believe it is reasonably likely we may find a partner in the pharmaceutical industry with interest in this compound at some stage of its clinical development. However, we would prefer to delay the partnering/licensing decision until the potential value of our products are augmented by demonstrating there is no impediment to clinical evaluation and a therapeutic dose level is determined in clinical trials. Demonstration of clinical usefulness would be expected to substantially increase the value of our product.

Research and Development

Further development of lead compounds in addition to LB-100 will require pharmacokinetic/ pharmacodynamic characterization (i.e., how long a drug persists in the blood and how long the drug is active at the intended target) and large animal toxicologic evaluation under conditions meeting FDA requirements. Most anti-cancer drugs fail in development because of unacceptable toxicity. However, by analogy with mechanistically related compounds, there is good reason to believe that lead compounds in addition to LB-100 will be able to be given to humans safely by routes and at doses resulting in concentration of drug producing anti-cancer activity in animal model systems.

One of our most valuable resources is our scientific team, a coalition of various experts brought together through contracts and other collaborative arrangements. The team has expertise in cancer biology, proteomics (cancer biomarkers), medicinal and synthetic chemistry, pharmacology, clinical oncology and drug evaluation. In a relatively short period of time and at low cost, this group has developed lead compounds of two different classes of drugs that are positioned for development as new treatments for several types of cancer.

Product Development

We are subject to FDA regulations as it conducts clinical trials. Additionally, any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

Competition

The life sciences industry is highly competitive and subject to rapid and profound technological change. Our present and potential competitors include major pharmaceutical companies, as well as specialized biotechnology and life sciences firms in the United States and in other countries. Most of these companies have considerably greater financial, technical and marketing resources than we do. Additionally, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors. Our existing or prospective competitors may develop processes or products that are more effective than ours or be more effective at implementing their technologies to develop commercial products faster. Our competitors may succeed in obtaining patent protection and/or receiving regulatory approval for commercializing products before we do. Developments by our competitors may render our product candidates obsolete or non-competitive.

We also experience competition from universities and other research institutions, and we are likely to compete with others in acquiring technology from those sources. There can be no assurance that other organizations will not develop technologies with significant advantages over those that we are seeking to develop. Any such development could harm our business.

We compete with universities and other research institutions engaged in research in these areas. Many of our competitors have greater technical and financial resources than we do.

Our ability to compete successfully is based on numerous factors, including:

●	the cost-effectiveness of any product that we ultimately commercialize relative to competing products;

●	the ease of use and ready availability of any product that we bring to market; and

●	the relative speed with which we are able to bring any product resulting from its research to market in our target markets.

If we are unable to distinguish our products from competing products, or if competing products reach the market first, we may be unable to compete successfully with current or future competitors.

Employees and Human Capital Resources

As of March 12, 2021, we had three full-time employees and one part-time employee. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key personnel and our ability to attract highly skilled employees. We provide our employees with opportunities for equity ownership.

Facilities

As of March 12, 2021, we do not operate any facilities, but contract out research and development activities, drug production, and drug storage to various commercial laboratories, drug manufacturers and storage facilities.

Government Regulation

Studies done under the CRADA were carried out in compliance with applicable Statutes, Executive Capital Orders, HHS regulations and all FDA, CDC, and NIH policies as specified in Article 13, 13.1 and 13.2, of the PHS CRADA.

Our business is subject to the regulations of the FDA as it conducts clinical trials. Clinical trials are research studies to answer specific questions about new therapies or new ways of using known treatments. Clinical trials determine whether new drugs or treatments are both safe and effective and the FDA has determined that carefully conducted clinical trials are the fastest and safest way to find treatments that work in people.

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

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that will not have a material effect on our operations or finances. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

The following risk factors, together with the other information presented in this document, including the financial statements and the notes thereto, should be considered by investors.

Risks Related to Our Financial Resources and Capital Needs

We are engaged in early-stage research and as such may not be successful in our efforts to develop a portfolio of commercially viable products.

A key element of our strategy is to discover, develop and commercialize a portfolio of new drugs. We are seeking to do so through our internal research programs. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for the following reasons:

●	the research methodology used may not be successful in identifying potential product candidates; however, we have identified two promising lead candidate compounds which have activity in animal models, one of which, LB-100, has completed a Phase 1 clinical trial; or

●	product candidates for drugs may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

If we are unable to discover suitable potential product candidates, develop additional delivery technologies through internal research programs or in-license suitable products or delivery technologies on acceptable business terms, our business prospects will suffer.

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical stage biopharmaceutical company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those threats. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2020 and 2019, we reported a net loss of $3,264,882 and $2,440,343, respectively. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of $30,353,768 and $27,088,886, respectively.

We do not expect to generate revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidate and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

●	conduct clinical trials of our lead product candidate, LB-100;

●	in-license or acquire the rights to, and pursue development of, other products, product candidates or technologies;

●	hire additional clinical, manufacturing, quality control, quality assurance and scientific personnel;

●	seek marketing approval for any product candidates that successfully complete clinical trials;

●	develop our outsourced manufacturing and commercial activities and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;

●	maintain, expand and protect our intellectual property portfolio; and

●	add operational, financial and management information systems and personnel.

We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidate. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect that our existing cash resources as of December 31, 2020, combined with the proceeds from our registered direct equity offering completed in March 2021, will provide sufficient working capital resources to fund our operations, including our clinical trial program with respect to the development of our lead anti-cancer clinical compound LB-100, through mid-2022. However, our existing cash resources will not be sufficient to complete development of and obtain regulatory approval for our product candidate, and we will need to raise significant additional capital to help us do so. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by no later than June 30, 2022. In addition, our operating plan may change as a result of many factors currently unknown to us, including possible additional clinical trials, and we may need additional funds sooner than planned.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our product candidate and the advancement and expansion of our preclinical research pipeline. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any.

Budgets and future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of our ongoing and planned development programs for our product candidate, as well as any additional clinical trials we undertake to obtain data sufficient to seek marketing approval for our product candidate;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidate if our clinical trials are successful;

●	the cost of commercialization activities for our product candidate, if our product candidate is approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing our product candidate for clinical trials in preparation for regulatory approval, including the cost and timing of process development, manufacturing scale-up and validation activities;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the costs to in-license future product candidates or technologies;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the costs in defending and resolving future derivative and securities class action litigation;

●	our operating expenses; and

●	the emergence of competing technologies or other adverse market developments.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital. If adequate funds are not available to us on a timely basis, we may not be able to continue as a going concern or we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidate or target indications, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidate.

We currently have no source of revenues. We may never generate revenues or achieve profitability.

Currently, we do not generate any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidate, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including our primary product candidate, LB-100, and any other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

●	successfully complete development activities, including the necessary clinical trials;

●	complete and submit New Drug Applications, or NDAs, to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;

●	complete and submit applications to foreign regulatory authorities;

●	obtain regulatory approval in territories with viable market sizes;

●	obtain coverage and adequate reimbursement from third parties, including government and private payors;

●	set commercially viable prices for our product, if any;

●	establish and maintain supply and manufacturing relationships with reliable third parties and/or build our own manufacturing facility and ensure adequate, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

●	develop distribution processes for our product candidate;

●	develop commercial quantities of our product candidate, once approved, at acceptable cost levels; obtain additional funding, if required to develop and commercialize our product candidate;

●	develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves, in the markets in which we choose to commercialize on our own;

●	achieve market acceptance of our product;

●	attract, hire and retain qualified personnel; and

●	protect our rights in our intellectual property portfolio.

Our revenues for any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which it gains regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as our estimates, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenues from sales of such products, even if approved. In addition, we anticipate incurring significant costs associated with commercializing any approved product candidate. As a result, even if we generate revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

H.R. 1, “An Act to provide for reconciliation pursuant to title II and V of the concurrent resolution on the budget for fiscal year 2018,” informally entitled the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a single rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), providing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2020, we had federal net operating loss, or NOL, carryforwards of approximately $5,477,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

Risks Related to the Development and Regulatory Approval of Our Product Candidate

Clinical-stage biopharmaceutical companies with product candidates in clinical development face a wide range of challenging activities which may entail substantial risk.

We are a clinical-stage biopharmaceutical company with a product candidate in clinical development. The success of our product candidate will depend on several factors, including the following:

●	designing, conducting and successfully completing preclinical development activities, including preclinical efficacy and IND-enabling studies, for our product candidate or product candidates we may, in the future, in-license or acquire;

●	designing, conducting and completing clinical trials for our product candidate with positive results;

●	receipt of regulatory approvals from applicable authorities;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidate;

●	making arrangements with third-party manufacturers, receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and ensuring adequate supply of drug product;

●	manufacturing our product candidate at an acceptable cost;

●	effectively launching commercial sales of our product candidate, if approved, whether alone or in collaboration with others;

●	achieving acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	if our product candidate is approved, obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidate;

●	complying with all applicable regulatory requirements, including FDA current Good Clinical Practices (“GCP”), current Good Manufacturing Practices (“cGMP”), and standards, rules and regulations governing promotional and other marketing activities;

●	maintaining a continued acceptable safety profile of the product during development and following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidate, which could materially harm our business.

We may find it difficult to enroll patients in our clinical trials which could delay or prevent the start of clinical trials for our product candidate.

Identifying and qualifying patients to participate in clinical trials of our product candidate is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidate, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidate will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

●	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

●	design of the clinical trial;

●	size and nature of the patient population;

●	patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	the availability and efficacy of competing therapies and clinical trials;

●	pendency of other trials underway in the same patient population;

●	willingness of physicians to participate in our planned clinical trials;

●	severity of the disease under investigation;

●	proximity of patients to clinical sites;

●	patients who do not complete the trials for personal reasons; and

●	issues with CROs and/or with other vendors that handle our clinical trials.

We may not be able to initiate or continue to support clinical trials of LB-100, our product candidate, for one or more indications, or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidate may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

If we experience delays in the completion of, or termination of, any clinical trials of our product candidate, the commercial prospects of our product candidate could be harmed, and our ability to generate product revenue from any of our product candidate could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair product candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidate in clinical trials, and any other product candidates that may advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials.

Despite the results reported in earlier preclinical studies or clinical trials for our product candidate, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidate for a particular indication, in any particular jurisdiction. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidate may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market our current product candidate or any future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, with the outcome inherently uncertain. Failure can occur at any time during the clinical trial process. Before obtaining approval from regulatory authorities for the sale of our product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. These experiments and studies may be time-consuming and expensive to complete. The necessary preclinical testing may not be completed successfully for a preclinical product candidate and a potentially promising product candidate may therefore never be tested in humans. Once it commences, clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during drug development that could delay or prevent our ability to receive marketing approval or commercialize our product candidate. In particular, clinical trials of our product candidate may produce inconclusive or negative results. We have limited data regarding the safety, tolerability and efficacy of our product candidate. Clinical trials also require the review and oversight of an institutional review board (“IRB”). An inability or delay in obtaining IRB approval could prevent or delay the initiation and completion of clinical trials, and the FDA may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval.

We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA will not put clinical trials of our product candidate on hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;

●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a trial;

●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

●	withdrawal of clinical trial sites from our clinical trials or the ineligibility of a site to participate in our clinical trials;

●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

●	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

●	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

●	failure of our third-party clinical trial managers, CROs, clinical trial sites, contracted laboratories or other third-party vendors to satisfy their contractual duties, meet expected deadlines or return trustworthy data;

●	delay or failure in adding new trial sites;

●	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;

●	alteration of trial design necessitated by re-evaluation of design assumptions based upon observed data;

●	feedback from the FDA, the IRB or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a trial;

●	a decision by the FDA, the IRB, a comparable foreign regulatory authority, or us to suspend or terminate clinical trials at any time for safety issues or for any other reason;

●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

●	failure to demonstrate a benefit from using a product candidate;

●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate to start or to use in clinical trials;

●	lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties; or

●	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical trial.

If we experience delays in the completion or termination of any clinical trial of our product candidate, the approval and commercial prospects of our product candidate will be harmed, delaying our ability to generate product revenues from such product candidate and our costs will most likely increase. The required regulatory approvals may also be delayed, thereby jeopardizing our ability to commence product sales and generate revenues and the period of commercial exclusivity for our product may be decreased. Regulatory approval of our product candidate may be denied for the same reasons that caused the delay.

Risks associated with operating in foreign countries could materially adversely affect our product development.

We may conduct future studies in countries outside of the U.S. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

●	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries; more stringent privacy requirements for data to be supplied to our operations in the U.S., e.g., General Data Protection Regulation in the European Union;

●	unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign taxes, including withholding of payroll taxes;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism.

Our current and future product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by our current or future product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval or termination of clinical trials by the FDA or other comparable foreign regulatory authorities; or an IRB, that approves and, monitors biomedical research to protect the rights and welfare of human subjects. As a result of safety or toxicity issues that we may experience in our clinical trials, or negative or inconclusive results from the clinical trials of others for drug candidates similar to our own, we may not receive approval to market our current product candidate or any product candidates we may pursue, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or any future product candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

Additionally, if our product candidate receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

●	we may be forced to suspend marketing of such product;

●	regulatory authorities may withdraw their approvals of such product;

●	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such product;

●	we may be required to conduct post-marketing studies;

●	we may be required to change the way the product is administered;

●	we could be sued and held liable for harm caused to subjects or patients; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidate, if approved.

Our product development program may not uncover all possible adverse events that patients who take our product candidate may experience. The number of subjects exposed to our product candidate and the average exposure time in the clinical development program may be inadequate to detect rare adverse events or chance findings that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidate will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to our product candidate. If such safety problems occur or are identified after our product candidate reaches the market, the FDA may require that we amend the labeling of the product or recall the product, or may even withdraw approval for the product.

Our future success is dependent on the regulatory approval of our product candidate.

Our business is dependent on our ability to obtain regulatory approval for our product candidate in a timely manner. We cannot commercialize our product candidate in the U.S. without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize our product candidate outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Even if a product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. Also, any regulatory approval of our current product candidate or any future product candidates we may pursue, once obtained, may be withdrawn.

Our current product candidate and future product candidates could fail to receive regulatory approval from the FDA.

We have not obtained regulatory approval for our product candidate and it is possible that our existing product candidate or any future product candidates will not obtain regulatory approval, for many reasons, including:

●	disagreement with the regulatory authorities regarding the scope, design or implementation of our clinical trials;

●	failure to demonstrate that a product candidate is safe and effective for our proposed indication;

●	failure of clinical trials to meet the level of statistical significance required for approval;

●	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	disagreement with our interpretation of data from preclinical studies or clinical trials;

●	the insufficiency of data collected from clinical trials of our product candidate to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

●	failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or

●	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval or additional studies, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve our current product candidate and any future product candidates we may pursue for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

If we are unable to obtain regulatory approval for our product candidate in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidate from being marketed abroad.

In addition to regulations in the U.S., to market and sell our product candidate in the European Union, United Kingdom, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product in any market. If we are unable to obtain approval of any of our current product candidate or any future product candidates we may pursue by regulatory authorities in the European Union, United Kingdom, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline and this could materially adversely affect our business, results of operations and financial condition.

Even if our current primary product candidate received regulatory approval, it may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for our primary product candidate, LB-100, that approval would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs and CROs for any post-approval clinical trials that we may conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of our product candidate, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on such product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, GCP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our product and generate revenues.

Advertising and promotion of any product candidate that obtains approval in the U.S. is heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of Health and Human Services, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. is heavily scrutinized by comparable foreign regulatory authorities. Violations, including actual or alleged promotion of our product for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as prosecution under the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

Risks Related to Our Dependence on Third Parties

We depend on certain key scientific personnel for our success who do not work full time for us. The loss of any such personnel could adversely affect our business, financial condition and results of operations.

Our success depends on the continued availability and contributions of our founder and Chief Executive Officer, Dr. John S. Kovach. Dr. Kovach is 84 years old and is being treated for recurrent asymptomatic prostate cancer. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts and would require that we hire a qualified replacement to fill the position of the Chief Executive Officer. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to attract and retain qualified personnel necessary for the development of our business.

During September 2015, we entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which we engaged BioPharmaWorks to perform certain services for us. Those services include, among other things: (a) assisting us to (i) commercialize our products and strengthen our patent portfolio, (ii) identify large pharmaceutical companies with potential interest in our product pipeline, and (iii) prepare and deliver presentations concerning our products; (b) at the request of the Board of Directors, serving as backup management for up to three months should our Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement automatically renews annually unless either party elects to terminate it. Services under this Collaboration Agreement have been periodically suspended and resumed; effective March 1, 2019, we and BioPharmaWorks agreed to resume services under this Collaboration Agreement, and the Collaboration Agreement is currently in effect.

Additionally, we have recently hired Dr. James S. Miser as Chief Medical Officer. For the foreseeable future, Dr. Miser will be working with us on a half-time basis. We believe that this Collaboration Agreement with BioPharmaWorks and the hiring of Dr. Miser mitigate, to a certain extent, our reliance on the services of Dr. Kovach, and would allow us the time to replace Dr. Kovach in the event that such a need arose.

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

Dr. Kovach is experienced in the design and conduct of early clinical cancer trials, having been the lead investigator for a National Cancer Institute Phase 1 clinical trial contract for ten years at the Mayo Clinic, Rochester, Minnesota. However, we have no experience in conducting clinical trials and expects to rely heavily on collaborative partners and contract research organizations for their performance and management of clinical trials of our product candidates.

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

Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a virtual company, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we will rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed or altogether terminated.

Our failure to find third party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We have entered into a number of agreements with third parties as described below under “Business,” including a clinical trial research agreement with Moffitt Cancer Center, a collaboration agreement with the Spanish Sarcoma Group, a cooperative research and development agreement with the National Cancer Institute, a clinical trial research agreement with City of Hope National Medical Center, an agreement with Theradex Systems, Inc., a patent assignment and exploitation agreement with Inserm Transfert, SA, a consulting agreement with Liberi Life Sciences Consultancy BV, an exclusive license agreement with Moffitt, a material cooperative research and development agreement with the National Institutes of Health, a collaboration agreement with BioPharmaWorks and a consulting agreement with NDA Consulting Corp. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third-party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

●	funding research, preclinical development, clinical trials and manufacturing;

●	seeking and obtaining regulatory approvals; and

●	successfully commercializing any future product candidates.

If we are not able to establish further collaboration agreements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition and results of operations.

In addition, our dependence on licensing, collaboration and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that prove favorable to us and may require us to relinquish certain rights in our product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

We cannot be certain we will be able to obtain patent protection to protect our product candidates and technology.

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the United States Patent and Trademark Office, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for any product candidates we may develop, our business may be materially harmed.

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development and regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent that is applicable to and covers an approved drug may be extended. Similar provisions are available in Europe, such as supplementary protection certificates, and in certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of a patent term extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering any of our product candidates that we may identify even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought.

If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We have entered and may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various third parties (for example, universities and research institutions), we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our diligence obligations under the license agreement and what activities satisfy those obligations;

●	if a third-party expresses interest in an area under a license that we are not pursuing, under the terms of certain of our license agreements, we may be required to sublicense rights in that area to a third party, and that sublicense could harm our business; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products or product candidates, or manufacture or use of our products or product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way around the patent and may need to halt commercialization of the relevant product candidate. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products or products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, and then we will have to defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;

●	patent applications in the United States are typically not published until 18 months after the priority date; and

●	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed US patent applications on inventions similar to ours that claims priority to any applications filed prior to the priority dates of our applications, we may have to participate in an interference proceeding declared or a derivation proceed instituted by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar inventions prior to our own inventions, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and thus the third party’s patent or patent application may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ, and may employ in the future, individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products or future products.

Our approach involves the filing of patent applications covering new methods of use and/or new formulations of previously known, studied and/or marketed drugs. Although the protection afforded by our patent applications may be significant, when looking at our patents’ ability to block competition, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents claiming the composition of matter of entirely new chemical structures previously unknown. If a competitor were able to successfully design around any method of use and formulation patents we may have in the future, our business and competitive advantage could be significantly affected.

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

●	paying monetary damages related to the legal expenses of the third party;

●	facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and

●	restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, clinical trials, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and, the result of these challenges may narrow the scope or claims of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products or product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

Changes to patent law, for example the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation in the U.S., may substantially change the regulations and procedures surrounding patent applications, issuance of patents, prosecution of patents, challenges to patent validity, and patent enforcement. We can give no assurances that our patents and those of our licensor(s) can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

In addition, enforcing and maintaining our intellectual property protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by the U.S. Patent and Trademark Office and courts, and foreign government patent agencies and courts, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants, collaborators, and advisors to execute a confidentiality and non-use agreement. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

We may incur substantial costs enforcing our patents, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

We may be unaware of or unfamiliar with prior art and/or interpretations of prior art that could potentially impact the validity or scope of our patents or pending patent applications, or patent applications that we will file. We may have elected, or elect now or in the future, not to maintain or pursue intellectual property rights that, at some point in time, may be considered relevant to or enforceable against a competitor.

We take efforts and enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us.

We may not have rights under some patents or patent applications that may cover technologies that we use in our research, drug targets that we select, product candidates and particular uses thereof that we seek to develop and commercialize, as well as synthesis of our product candidates. Third parties may own or control these patents and patent applications in the United States and elsewhere. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or product candidate, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference or derivation proceeding declared or instituted before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products, product candidates and technology, it is possible that we may become so in the future. We are not currently aware of any actual or potential third-party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical and biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products or product candidates without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

Because issues of patentability involve complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents may be challenged, invalidated, found unenforceable, or circumvented. United States patents and patent applications may be subject to interference and derivation proceedings, United States patents may also be subject to post grant proceedings, including re-examination, derivation, Inter Partes Review and Post Grant Review, in the United States Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, post grant and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of our patents. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, which makes it difficult to stop infringement.

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

We will also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We will seek to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees, contractors and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Commercialization of Our Current Product Candidate and Future Product Candidates

Our commercial success depends upon attaining significant market acceptance of our current product candidate and future product candidates, if approved, among physicians, patients, healthcare payors and cancer treatment centers.

Even if we obtain regulatory approval for our current product candidate or any future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including cancer treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications and patient populations for which the product candidate is approved;

●	acceptance by physicians, major cancer treatment centers and patients of the drug as a safe and effective treatment;

●	the adoption of novel immunotherapies by physicians, hospitals and third-party payors;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	the safety of product candidates seen in a broader patient group, including our use outside the approved indications;

●	any restrictions on use together with other medications;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our product as well as competitive products;

●	the development of manufacturing and distribution processes for commercial scale manufacturing for our current product candidate and any future product candidates;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement from third-party payors and government authorities;

●	relative convenience and ease of administration; and

●	the effectiveness of our sales and marketing efforts and those of our collaborators.

If our current product and any future product candidates are approved but fail to achieve market acceptance among physicians, patients, healthcare payors or cancer treatment centers, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

Even if we are able to commercialize our current product candidate or any future product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the U.S. and in other countries in which we seek to commercialize our products, which could harm our business.

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such product and related treatments will be available from third-party payors, including government health administration authorities, private health insurers and other organizations.

Third-party payors determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefit and value in specific patient populations before covering our product for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. No uniform policy for coverage and reimbursement exists in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved product that we develop could have a material adverse effect on our operating results, ability to raise capital needed to commercialize our product and overall financial condition.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the U.S. and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product profitably. In particular, in 2010, the Affordable Care Act (“ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current U.S. administration to repeal or repeal and replace certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as a part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA. Until there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidate, if we obtain regulatory approval;

●	our ability to receive or set a price that we believe is fair for our product;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidate, if approved.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices.

In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our product is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Risks Related to Healthcare Compliance Regulations

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings. If we or they are unable to comply with these provisions, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, healthcare entities, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our product. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

●	the federal healthcare Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	federal civil and criminal false claims laws, including the federal False Claims Act that can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

●	the federal physician sunshine requirements under the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and

●	state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and integrity oversight and reporting obligations.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our current product candidate or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product. If we cannot successfully defend ourselves against claims that our product candidate or product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	termination of clinical trial sites or entire clinical trial programs;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial subjects or patients;

●	loss of revenue;

●	diversion of management and scientific resources from our business operations; and

●	the inability to commercialize any products that we may develop.

Prior to engaging in future clinical trials, we intend to obtain product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, we may be unable to obtain such coverage at a reasonable cost, if at all. If we are able to obtain product liability insurance, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise and such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, we intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to our Business Operations

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We will face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidate. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Competition could result in reduced sales and pricing pressure on our current product candidate, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidate could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate. The biotechnology industry, including the cancer immunotherapy market, is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our product or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We may face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our product candidate could result in our having limited prospects for establishing market share or generating revenue.

Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or potentially advantageous to our business.

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our current product candidate. Our competitors may also develop drugs that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidate obsolete or non-competitive before we can recover the expenses of development and commercialization.

Our business may be adversely affected by the ongoing coronavirus pandemic.

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. The coronavirus has spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

As a result of the continuing spread of the coronavirus, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or non-performance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials. If either any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

As a result of the shelter-in-place order and other mandated local travel restrictions, our employees conducting research and development or manufacturing activities may not be able to access their laboratory or manufacturing space which may result in our core activities being significantly limited or curtailed, possibly for an extended period of time.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we may contract, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we intend to invest in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

Our internal computer systems, and those of our CROs, our CMOs, and other business vendors on which we may rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our current and future product candidates could be delayed and our business could be otherwise adversely affected.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of March 12, 2021, we had three full-time employees and one part-time employee. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

●	managing our clinical trials effectively;

●	identifying, recruiting, maintaining, motivating and integrating additional employees;

●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

●	improving our managerial, development, operational, information technology, and finance systems; and

●	expanding our facilities.

If our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively, as well as our ability to develop a sales and marketing force when appropriate for our company. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. The failure to accomplish any of these tasks could prevent us from successfully growing our company.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Owning our Common Stock

We are a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make its common stock less attractive to investors.

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

The Warrants are speculative in nature.

The Warrants offered in our November 2020 public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price. Specifically, holders of the Warrants may exercise their right to acquire the common stock and pay an exercise price of $5.70 per share. Furthermore, each Warrant will expire five (5) years from the original issuance date. In the event our common stock price does not exceed the exercise price of the Warrants during the period when the Warrants are exercisable, the Warrants may not have any value.

Holders of the Warrants will have no rights as a common stockholder until they acquire our common stock.

Until the acquisition of shares of our common stock upon exercise of the Warrants, a holder will have no rights with respect to shares of our common stock issuable upon exercise of the Warrant. Upon exercise of a Warrant, a holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

There is a limited market for the Warrants to purchase shares of our common stock.

Although the Warrants are currently trading on The Nasdaq Capital Market, there can be no assurance that there will be an active trading market for the Warrants. Without an active trading market, the liquidity of the Warrants will be limited.

Provisions of the Warrants could discourage an acquisition of us by a third party.

Certain provisions of the Warrants could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Warrants. These and other provisions of the Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

The price of our common stock or Warrants may fluctuate substantially.

You should consider an investment in our common stock and Warrants to be risky. Some factors that may cause the market price of our common stock or Warrants to fluctuate, in addition to the other risks mentioned in this “Risk Factors”, are:

●	sale of our common stock by our stockholders, executives, and directors and our stockholders

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	network outages or security breaches;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidate or any future clinical trials we may conduct;

●	changes in the development status of our product candidate;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidate;

●	unanticipated safety concerns related to the use of our product candidate;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A sale or perceived sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

In connection with our recent public offering of shares of our common stock and Warrants, all of our executive officers and directors and certain of our stockholders and warrant holders have agreed not to sell shares of our common stock for a period of 180 days (until May 30, 2021), subject to extension under specified circumstances. Common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act of 1933, as amended. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short our common stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns (including the current downturn related to the current COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, currently beneficially own approximately 75% of our outstanding shares of common stock, based on 13,538,259 shares of common stock currently issued and outstanding. This percentage increases to approximately 76% in the event that the shares of our Series A Preferred Stock are converted into shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Our Certificate of Incorporation and our Amended and Restated Bylaws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation and our Amended and Restated Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of March 12, 2021, we have designated 350,000 shares of preferred stock as Series A Convertible Preferred Stock, all of which are issued and outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation and our Amended and Restated Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

●	provide the Board of Directors with the ability to alter the bylaws without stockholder approval;

●	place limitations on the removal of directors;

●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings; and

●	provide that vacancies on the Board of Directors may be filled by a majority of directors in office, although less than a quorum.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company”. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective November 25, 2020, the Company’s common stock and Warrants began to trade on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively. Prior to November 30, 2020, the Company’s common stock traded on the OTCQB. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The Company believes that a number of factors, both within and outside its control, could cause the price of the Company’s common stock to fluctuate, perhaps substantially.

The following table sets forth the range of reported closing prices of the Company’s common stock during the periods presented. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

All share and per share amounts and information presented herein have been retroactively adjusted for all periods presented to reflect the 1-for-6 reverse stock split effected November 18, 2020.

	High	Low
Year Ended December 31, 2019
First Quarter	$0.78	$1.02
Second Quarter	$0.78	$1.68
Third Quarter	$1.50	$6.00
Fourth Quarter	$4.20	$7.80

	High	Low
Year Ended December 31, 2020
First Quarter	$3.90	$6.00
Second Quarter	$4.80	$6.00
Third Quarter	$5.10	$7.20
Fourth Quarter	$3.09	$7.02

Holders

As of March 12, 2021, the Company had 61 stockholders of record holding 13,538,259 shares of the Company’s common stock outstanding, including 7,096,582 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2020, the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance compensation plans (excluding securities reflected in column 2)
	(1)	(2)	(3)
Equity Compensation Plans Approved by Security Holders	N/A	$ N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	1,475,000	$0.62	2,133,333	(1)

(1) The Company’s 2007 Stock Option Plan terminated on June 19, 2017. The 2,133,333 shares that remain available are pursuant to the Company’s 2020 Stock Incentive Plan, which was adopted on July 14, 2020 (see “ITEM 11. EXECUTIVE COMPENSATION”).

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

Reverse Stock Split

On November 18, 2020, the Company effected a 1-for-6 reverse split of its outstanding shares of common stock. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split were rounded up to the nearest whole share.

All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Sale of Common Stock

Effective March 2, 2021, the Company completed the sale of 1,133,102 shares of common stock at a price of $3.70 per share in a registered direct equity offering, generating gross proceeds of $4,192,477. The total cash costs of this offering were approximately $502,447, resulting in net proceeds of approximately $3,690,030. Pursuant to the placement agents’ agreement, the Company granted to the placement agents warrants to purchase up to 113,310 shares of common stock commencing on March 2, 2021 and expiring on March 2, 2026, at an exercise price of $3.70 per share.

Going Concern

At December 31, 2020, the Company had cash of $5,069,266 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements primarily through the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements have been issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 will be effective January 1, 2021. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption, with any effect being largely dependent on the composition and terms of outstanding financial instruments at the time of adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2020 and 2019 are described as follows.

General and administrative costs for the years ended December 31, 2020 and 2019 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 27.3% and 44.5%, respectively, of total general and administrative costs. General and administrative costs for the years ended December 31, 2020 and 2019 also include charges for the amortized value of stock options granted to directors and officers representing 23.7% and 18.8%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 31, 2020 include charges from a consultant, and the value associated with extending stock options previously granted to that consultant, representing 65.6% of total research and development costs, and charges from a vendor representing 13.7% of total research and development costs. Research and development costs for the year ended December 31, 2019 include charges for the value associated with fully-vested stock options granted to a consultant representing 52.9% of total research and development costs, and charges from a consultant and from a vendor representing 12.2% and 10.7%, respectively, of total research and development costs.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and clinical trials with respect to the Company’s compounds and product candidates. Research and development costs also include the costs to produce the compounds used in research and clinical trials.

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

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the expected life of the stock option, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). Estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

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

Results of Operations

At December 31, 2020, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2020	2019

Revenues	$—	$—

Costs and expenses:
General and administrative costs	2,042,764	1,669,160
Research and development costs	1,223,676	820,906
Total costs and expenses	3,266,440	2,490,066
Loss from operations	(3,266,440)	(2,490,066)
Interest income	5,232	49,723
Interest expense	(3,674)	—
Net loss	$(3,264,882)	$(2,440,343)

Net loss per common share – basic and diluted	$(0.29)	$(0.22)

Weighted average common shares outstanding – basic and diluted	11,277,126	11,174,737

Years Ended December 31, 2020 and 2019

Revenues. The Company did not have any revenues for the years ended December 31, 2020 and 2019.

General and Administrative Costs. For the year ended December 31, 2020, general and administrative costs were $2,042,764, which consisted of the fair value of vested stock options issued to officers and consultants of $580,634, patent and licensing legal fees and costs of $553,173, other consulting and professional fees of $403,983, insurance expense of $142,575, officer’s salary and related costs of $268,457, licensing fees of $25,001, stock transfer fees of $11,801, listing fees of $12,000, filing fees of $10,616, travel of $718, and other operating costs of $33,806.

For the year ended December 31, 2019, general and administrative costs were $1,669,160, which consisted of the fair value of vested stock options issued to officers and consultants of $314,631, patent and licensing legal fees and costs of $742,918, other consulting and professional fees of $350,534, insurance expense of $55,935, officer’s salary and related costs of $67,684, licensing fees of $80,669, stock transfer fees of $10,202, listing fees of $12,000, filing fees of $10,016, travel of $4,703, and other operating costs of $19,868.

General and administrative costs increased by $373,604 or 22.4% in 2020 as compared to 2019, primarily as a result of an increase in the fair value of vested stock options issued to officers and consultants of $266,003, an increase in officer’s salary and related costs of $200,773, an increase in insurance expense of $86,640, offset by a decrease in patent and licensing legal fees and costs of $189,745.

Research and Development Costs. For the year December 31, 2020, research and development costs were $1,223,676, which consisted of the fair value of vested stock options issued to consultants of $670,715, and contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $43,411 to GEIS, $41,142 to Moffitt, $31,388 to Theradex, $131,650 to BioPharmaWorks, $167,120 to a contract research and development firm for the synthesis work to develop a new supply of LB-100 for the GEIS clinical trial, and $138,250 to various other contractors.

For the year ended December 31, 2019, research and development costs were $820,906, which consisted of the fair value of vested stock options issued to consultants of $434,024, and contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $87,471 to GEIS, $45,093 to Moffitt, $64,624 to Theradex, $100,000 to BioPharmaWorks and $89,694 to various other contractors.

Research and development costs increased by $402,770 in 2020 as compared to 2019, primarily as a result of an increase in the fair value of vested stock options issued to consultants of $236,691 and an increase in contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Interest Income. For the year ended December 31, 2020, the Company had interest income of $5,232, as compared to interest income of $49,723 for the year ended December 31, 2019, as a result of a reduction in the Company’s cash resources previously invested in short-term federally insured certificates of deposit.

Interest Expense. For the year ended December 31, 2020, the Company had interest expense of $3,674 related to the financing of its directors and officers liability insurance premium. The Company had no interest expense during the year ended December 31, 2019.

Net Loss. For the year ended December 31, 2020, the Company incurred a net loss of $3,264,882, as compared to a net loss of $2,440,343 for the year ended December 31, 2019.

Liquidity and Capital Resources – December 31, 2020

At December 31, 2020, the Company had working capital of $5,011,951, as compared to working capital of $2,434,135 at December 31, 2019, reflecting an increase in working capital of $2,577,816 for the year ended December 31, 2020. The increase in working capital during the year ended December 31, 2020 was the result of the net cash proceeds of $4,591,349 from the Company’s November 2020 public offering, which are being utilized to fund the Company’s research and development activities and ongoing operating expenses, including the Company’s clinical trial program and maintaining and developing the patent portfolio. At December 31, 2020, the Company had cash and cash equivalents of $5,069,266 available to fund its operations.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer. This new clinical trial is being conducted through City of Hope, and is estimated to cost from $2,500,000 to $2,900,000 and take approximately 18 to 24 months to conduct from its expected commencement during the quarter ending June 30, 2021. Combined with the Company’s existing clinical trial commitments, this new clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net proceeds of approximately $3,690,000, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by mid-2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

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

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, as well as its licensing and patent prosecution efforts and its technology and product development efforts, or obtain funds, if available, through strategic alliances or joint ventures that could require the Company to relinquish rights to and/or control of LB-100, or to discontinue operations entirely.

Operating Activities. For the year ended December 31, 2020, operating activities utilized cash of $2,131,414, as compared to utilizing cash of $1,674,148 for the year ended December 31, 2019, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the years ended December 31, 2020 and 2019, the Company had no investing activities.

Financing Activities. For the year December 31, 2020, financing activities consisted of the gross proceeds from the sales of units and warrants in the Company’s public offering of $5,701,800, offset by the payment of offering costs of $1,099,984. The Company had no financing activities for the year ended December 31, 2019.

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

During the years ended December 31, 2020 and 2019, the Company paid Moffitt $41,142 and $45,093, respectively, pursuant to this agreement. As of December 31, 2020, total costs of $102,944 have been incurred pursuant to this agreement.

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

The Company had previously expected that this clinical trial would commence during the quarter ended June 30, 2020. However, during July 2020, the Spanish regulatory authority advised the Company that although it had approved the scientific and ethical basis of the protocol, it required that the Company manufacture new inventory of LB-100 under current Spanish pharmaceutical manufacturing standards. These regulations were adopted subsequent to the production of the Company’s existing LB-100 inventory. The Company is in the process of obtaining approval from the European Union regulatory authorities for new inventory of LB-100. Accordingly, the clinical trial is now estimated to begin during the quarter ending September 30, 2021 and to be completed by the quarter ending September 30, 2024. The interim analysis is expected in June 2023 and could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. On February 18, 2020, the Company advanced $43,411 to GEIS towards a second milestone payment obligation of $87,471, which was expected to become due and payable during the quarter ended June 30, 2020 based on the anticipated achievement of the second milestone, and which was therefore recorded as an advance on the Company’s balance sheet at March 31, 2020. However, as a result of the substantial delay in commencing the clinical trial as described above, the achievement of the second milestone had been delayed until mid-2021 and the Company therefore determined to charge such advance to research and development costs in the Company’s statement of operations at June 30, 2020. Subsequently, on March 9, 2021, the Company paid an additional $23,802 to GEIS for current work being done under this agreement.

Accordingly, during the years ended December 31, 2020 and 2019, the Company incurred costs of $43,411 and $87,471, respectively, pursuant to this agreement. As of December 31, 2020, total costs of $130,882 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $5,230,000 as of December 31, 2020, consisting of approximately $4,614,000 relating to the GEIS clinical trial and approximately $616,000 relating to the Moffit clinical trial, which are expected to be incurred over the next five years through December 31, 2025.

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company has engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks include the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API is then transferred to a vendor that prepares the clinical drug product (DP), also under GMP conditions documented by an independent auditor. The DP is then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the DP for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

The Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost from $600,000 and $700,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $300,000 as of December 31, 2020, which are expected to be incurred through June 30, 2021.

Clinical Trial Agreement Entered into Subsequent to December 31, 2020

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer (ED-SCLC). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved but marginally effective regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (RP2D). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free-survival and overall survival.

The Company estimates that from 24 to 30 patients will be needed to complete this clinical trial, at an estimated cost of $2,500,000 to $2,900,000, respectively. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of $800,000.

The clinical trial is planned to commence during the quarter ending June 30, 2021, with patient accrual expected to take approximately 18 to 24 months to conduct. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the years ended December 31, 2020 and 2019, the Company incurred costs of $18,663 and $51,586, respectively, pursuant to this work order. As of December 31, 2020, total costs of $75,788 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitments pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $874,000 as of December 31, 2020, which are expected to be incurred over the next five years through June 30, 2025.

On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. The Company estimates that it will incur approximately $335,000 of costs under this work order agreement through September 30, 2023.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement (“MTA”) with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of December 31, 2020 and 2019, no amounts were due under this agreement.

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea. The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet and amortized the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded charges to operations of $2,294 and $9,174 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the prepaid consulting fee had been fully amortized. At December 31, 2019, the unamortized balance of the retainer payment was $9,174, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. On March 1, 2020, the Consulting Agreement was extended to April 2, 2021 without any additional consideration.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the years ended December 31, 2020 and 2019, the Company recorded charges to operations of $25,001 and $80,669, respectively, in connection with its obligations under the License Agreement. As of December 31, 2020, no milestones had yet been attained.

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

Employment Agreements

Dr. John Kovach. On July 15, 2020, the Company entered into an employment agreement with Dr. John Kovach pursuant to which Dr. Kovach is to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer. His responsibilities shall be for the oversight of the Company’s entire operations and strategic planning, and shall be the primary contact between the Company’s executive team and the Board of Directors, to whom he shall report. Dr. Kovach shall supervise all scientific endeavors, providing guidance to the Chief Medical Officer. He shall be the principal spokesperson for the Company. Dr. Kovach will receive an annual salary of $250,000, payable monthly. The effective date of the agreement was October 1, 2020 and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $62,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Eric Forman. On July 15, 2020, as amended on August 12, 2020, the Company entered into an employment agreement with Eric Forman, pursuant to which Mr. Forman will act as the Company’s Chief Administrative Officer reporting directly to the Company’s Chief Executive Officer. Mr. Forman’s primary function shall be to oversee the Company’s internal operations, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman will receive an annual salary of $120,000, payable monthly. Mr. Forman was also granted stock options to acquire 350,000 shares of the Company’s common stock. The effective date of the agreement was October 1, 2020 and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $30,000 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Dr. James Miser. On August 1, 2020, the Company entered into an employment agreement with Dr. James Miser, M.D., pursuant to which Dr. Miser was appointed as the Company’s Chief Medical Officer. Under the employment agreement, Dr. Miser will play a leadership role in planning, implementation and oversight of clinical trials. Dr. Miser will be responsible for assisting and developing strategic clinical goals and the implementation and safety monitoring of investigational studies. Dr. Miser will be the primary medical monitor for all clinical investigational studies and for the oversight of third party CRO monitors. Dr. Miser will work closely with the Company’s Chief Executive Officer on the development of specific goals needed to ensure the timely implementation of appropriate clinical studies needed for successful registration of therapeutic products and new drug development. Dr. Miser will be required to devote at least 50% of his business time to the Company’s activities. Dr. Miser will receive an annual salary of $150,000. Dr. Miser was also granted stock options to acquire 500,000 shares of the Company’s common stock. The effective date of the agreement was August 1, 2020. The agreement shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $62,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Robert N. Weingarten. On August 12, 2020, the Company entered into an employment agreement with Robert N. Weingarten pursuant to which Mr. Weingarten was appointed as the Company’s Vice-President and Chief Financial Officer. Mr. Weingarten will receive an annual salary of $120,000. Mr. Weingarten was also granted stock options to acquire 350,000 shares of the Company’s common stock. The effective date of the agreement was August 12, 2020. The agreement shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $46,451 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 and $62,000 for the years ended December 31, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $131,650, including reimbursed expenses of $11,650, and $100,000 for the years ended December 31, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

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

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The Company agreed to pay a monthly fee of $7,500, including any renewal term, and also agreed to issue restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000.

Off-Balance Sheet Arrangements

At December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Trends, Events and Uncertainties

Research and development of new pharmaceutical compounds is, by its nature, unpredictable. Although we will undertake research and development efforts with commercially reasonable diligence, there can be no assurance that our cash position will be sufficient to enable us to develop our pharmaceutical compounds to the extent needed to create future sales to sustain operations as contemplated herein.

There can be no assurances that one or more of our pharmaceutical compounds will obtain the regulatory approvals and market acceptance to achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurances that we will be able to achieve operating profitability or positive operating cash flows. There can be no assurances that we will be able to secure additional financing, to the extent required, on acceptable terms or at all. If cash resources are insufficient to satisfy our ongoing cash requirements, we would be required to reduce or discontinue our research and development programs, or attempt to obtain funds, if available (although there can be no assurances), through strategic alliances that may require us to relinquish rights to certain of our pharmaceutical compounds, or to curtail or discontinue our operations entirely.

Other than as discussed above, we are not currently aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on our financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto and the related report of its independent registered public accounting firm are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Securities and Exchange Commission (the “SEC”), the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020, the end of the most recent fiscal year covered by this report.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to ensure that material information regarding the Company’s operations is made available to management and the Board of Directors to provide them reasonable assurance that the published financial statements are fairly presented.

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles, as described below.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2020, the Company’s management has concluded that the Company had a material weakness in its internal controls at such date. Until recently, the Company’s Chief Executive Officer had almost complete responsibility for the processing of invoices and the preparation of checks, and the Company’s finance department did not have adequate internal staff and resources to process the accounting information and prepare periodic financial statements and footnotes. In order to mitigate these internal control weaknesses, the Company had designed and implemented measures and systems, including expanded bookkeeping and review procedures and the utilization of the services of qualified outside consultants with the expertise to perform specific accounting and finance functions, as well as the review of major transactions and agreements by the Board of Directors.

In order to address these internal controls weaknesses, effective August 12, 2020, the Company entered into an Employment Agreement with Robert N. Weingarten to serve as the Company’s Vice President and Chief Financial Officer. Mr. Weingarten is an experienced business consultant and advisor focusing on accounting and SEC compliance issues. Since 1979, Mr. Weingarten has provided such financial consulting and advisory services, has acted as chief financial officer, and has served on the boards of directors of numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten has experience in a variety of industries, including the pharmaceutical industry. Mr. Weingarten is familiar with the financial and business operations of the Company, as he has provided accounting and financial consulting services to the Company for a number of years with respect to the preparation of the Company’s consolidated financial statements and certain other financial and compliance matters. During the next several months, it is expected that Mr. Weingarten will work with management to implement various policies and procedures that are expected to address and mitigate these internal control weaknesses.

However, these efforts may not be fully successful, which could undermine the Company’s ability to provide accurate, timely and reliable reports on its financial and operating results. In addition, if the Company identifies additional material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis and its consolidated financial statements may be materially misstated. Moreover, in the future the Company may engage in business activities or transactions that could negatively affect its internal control over financial reporting and result in additional material weaknesses.

Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its Chief Executive Officer and its Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names of all of our directors and executive officers as of March 12, 2021. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. The brief descriptions of the business experience of each director and executive officers and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee and our consultants.

Our directors and executive officers are as follows:

Name	Age	Position(s) Held with the Company
Dr. John S. Kovach	84	President, Chief Executive Officer, Chief Scientific Officer, and Chairman of the Board of Directors
Dr. James S. Miser	73	Chief Medical Officer
Robert N. Weingarten	68	Vice President and Chief Financial Officer
Eric J. Forman	41	Chief Administrative Officer
Dr. Philip F. Palmedo	86	Director
Dr. Stephen J. Forman	72	Director
Dr. Winson Sze Chun Ho	35	Director
Dr. Yun Yen	65	Director

Biographies of Directors and Executive Officers

Dr. John S. Kovach

Dr. John S. Kovach founded the Company in August 2005 and is our President, Chief Executive Officer, Chief Scientific Officer and a member of our Board of Directors. He received a B.A. (cum laude) from Princeton University and an M.D. (AOA) from the College of Physicians & Surgeons, Columbia University. Dr. Kovach trained in Internal Medicine and Hematology at Presbyterian Hospital, Columbia University and spent six years in the laboratory of Chemical Biology at the National Institute of Arthritis and Metabolic diseases studying control of gene expression in bacterial systems.

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

Effective February 23, 2017, Dr. Kovach retired from his part-time (50%) academic position at SUNY – Stony Brook, as a result of which he has been devoting 100% of his time to our business activities since that date.

Dr. James S. Miser

James S. Miser, M.D., is a pediatric hematologist/oncologist, internationally recognized as an expert in the study and treatment of childhood cancers. His outstanding career includes leadership positions as Clinical Director, Department of Pediatrics, Division of Pediatric Hematology/Oncology, Children’s Hospital and Medical Center and Associate Member, Fred Hutchinson Cancer Research Center, Seattle, Washington; Chairman, Division of Pediatrics, Director, Department of Pediatric Hematology/Oncology, President and Chief Executive Officer, and Chief Medical Officer, all at City of Hope National Medical Center, Duarte, California. Since 2009, he has been a member of the Active Staff, Department of Pediatrics at City of Hope, most recently part-time, and Chair Professor, College of Medical Sciences and Technology, Taipei Medical University, Taipei, Taiwan.

Dr. Miser has extensive experience in the clinical development of new anti-cancer drugs for pediatric malignancies, leading many clinical trials at institutional and national cancer study groups. He is expert in the design and monitoring of clinical cancer trials and was a member of the Soft Tissue Sarcoma Strategy Group, and Member of the New Agents Executive and Steering Committee, Phase II Coordinator Children’s Cancer Group and Chairman, Data Monitoring Committee, National Wilms Tumor Society. He has authored more than a 100 peer reviewed articles dealing primarily with pediatric clinical cancer studies.

Robert N. Weingarten

We have entered into an Employment Agreement with Mr. Weingarten to serve as our Vice President and Chief Financial Officer effective August 12, 2020. Mr. Weingarten is an experienced business consultant and advisor with a consulting practice focusing on accounting and SEC compliance issues. Since 1979, Mr. Weingarten has provided such financial consulting and advisory services, has acted as chief financial officer, and has served on the boards of directors of numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten has experience in a variety of industries, including the pharmaceutical industry.

Mr. Weingarten has been a Director of Guardion Health Sciences, Inc. since June 2015 and Chairman of its Board of Directors since July 2020. Previously, Mr. Weingarten served as Lead Director on Guardion’s Board of Directors from January 2017 to March 2020. From July 2017 to June 2018, Mr. Weingarten was the Chief Financial Officer of Alltemp, Inc. From April 2013 to February 2017, Mr. Weingarten served on the Board of Directors of RespireRx Pharmaceuticals Inc. and also served as its Vice President and Chief Financial Officer. Mr. Weingarten received a B.A. in Accounting from the University of Washington in 1974, a M.B.A. in Finance from the University of Southern California in 1975, and is a Certified Public Accountant (inactive) in the State of California.

Eric Forman, J.D.

Mr. Forman has led our business development as a consultant since 2013. Effective as of October 1, 2020, Mr. Forman was appointed as our Chief Administrative Officer. In his capacity as a consultant, and in his role as Chief Administrative Officer, his responsibilities include overseeing all internal operations, the development of science/business collaborations, and the management of our growing intellectual property portfolio. Prior to his involvement with our company, he served as Counsel and Senior Project Manager at Shore Group Associates managing in-house legal, tax, and regulatory affairs and supervising client relations for financial software and mobile application development teams.

As an attorney, Mr. Forman has represented and advised both technology and biotechnology companies, entrepreneurs, non-profits, and start-ups with a focus on intellectual property, licensing, corporate structure and transactions.

Mr. Forman earned a B.A. degree Cum Laude from Loyola Marymount University and a J.D. from the Benjamin N. Cardozo School of Law. He has an active law license and is a member of the New York State Bar Association.

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

As Director of the T Cell Immunotherapy Research Laboratory, his current research is focused on cancer immunotherapy, using the body’s own immune system to attack cancer. Pharmacological enhancement of patients’ immune responses to their cancers is of special interest to us as the enzyme target of its lead clinical compound, LB-100, has been reported recently to be critical to immune function. Much of Dr. Forman’s current work centers on T cells and their cancer-fighting potential.

Dr. Winson Sze Chun Ho

Winson Sze Chun Ho, M.D., is presently a pediatric neurosurgery fellow at the University of Utah School of Medicine. After receiving his M.D. from Yale University School of Medicine in 2011, Dr. Ho had four years of training in Neurosurgery at the University of Virginia, Charlottesville, Virginia. Prior to his final year as chief resident at the University of Virginia, Dr. Ho spent three years doing molecular pharmacologic research on methods to enhance the efficacy of cancer therapy as a Clinical and Research Fellow in the Surgical Neurology Branch, National Institute of Neurological Disorders and Stroke, National Institutes of Health. His research included several studies of our lead clinical compound, the protein phosphatase 2A inhibitor LB-100, including the demonstration that LB-100 potentiates the effectiveness of the immune checkpoint blocker PD-1 in several preclinical models. These results were recently published in the scientific journal Nature Communications.

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

SCIENTIFIC ADVISORY COMMITTEE

The Scientific Advisory Committee was established to advise our management in three areas: human molecular pathology; the clinical management of human brain tumors; and medicinal chemistry. Our objective is to meet with the Committee as a group annually, with some members participating via telephone conference. The Committee members have been apprised of our general objectives and several of the specific challenges and leads for developing improved therapies for human brain tumors. The Committee members do not serve in any management capacity with us. Our Committee currently is comprised as follows:

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

KEY CONSULTANT

Gil Schwartzberg

Gil Schwartzberg, JD, ScD (hon) has been a consultant to the Company since its inception. Previously he was the Chairman of the Board, President and CEO of the City of Hope National Medical Center, one of the nation’s leading biomedical research and treatment facilities and a National Cancer Institute (NCI) Comprehensive Cancer Center. Following his departure, the Graduate School of Biological Science of The Beckman Research Institute at the City of Hope awarded him the degree of Doctor of Science, honoring his work in the advancement of science through programmatic development and the growth of the Graduate School. This was the first ScD. degree awarded by the Beckman Graduate School., which received its full academic accreditation during Mr. Schwartzberg’s tenure as the school’s president. He is now City of Hope Chairman Emeritus for life.

Prior to his joining the City of Hope Mr. Schwartzberg was Vice Chairman of the Board of Sterling Bank of Los Angeles, of which he was a founder and where he served for many years as the Chairman of the Loan Committee until the bank’s sale. Additionally, he was a founding shareholder of Skechers USA, Inc. (NYSE: SKX). He is currently a consultant to Skechers and both trustee and co-trustee of trusts that hold the controlling interest in the company.

Mr. Schwartzberg earned a Juris Doctorate awarded magna cum laude. He practiced law, specializing in business structure and transactions and remains a member in good standing of the California Bar, He is the author of two books. Warning Toxic Business Mistakes and How to Avoid Making Them and Jane Austen’s Persuasion Annotated, a Royal Navy Reading Companion.

Family Relationships

Eric Forman, our appointed Chief Administrative Officer, is the son of board member Dr. Stephen Forman and son-in-law of our consultant Gil Schwartzberg. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and the Company maintains a continuing banking relationship.

Director Independence

Our Board of Directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our Board of Directors has affirmatively determined that Philip Palmedo, Stephen Forman, Winson Sze Chun Ho, and Yun Yen are each an “independent director,” as defined under the Nasdaq rules.

Committees of Our Board of Directors

Our Board of Directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board of Directors and its standing committees. We have a standing audit committee and compensation committee. Our entire Board of Directors will serve in place of a nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●	Approving and retaining the independent auditors to conduct the annual audit of our financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approving audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our audit committee consists of Dr. Philip Palmedo, Dr. Yun Yen, and Dr. Winson Sze Chun Ho, with Dr. Palmedo serving as chair. Our Board of Directors has affirmatively determined that each of the committee members meet the definition of “independent director” under the Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our Board of Directors has determined that Dr. Palmedo qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the audit committee, which is available on our principal corporate website at www.lixte.com.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for executive management;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our compensation committee consists of Dr. Yun Yen, Dr. Stephen Forman and Dr. Philip Palmedo, with Dr. Yen serving as chairman. Our Board of Directors has determined that all three committee members are independent directors under Nasdaq rules. Our Board of Directors has adopted a written charter for the compensation committee, which is available on our principal corporate website at www.lixte.com.

Nominating and Corporate Governance

Although our entire Board of Directors serves in place of a nominating and corporate governance committee, our independent directors on the board are responsible for, among other things:

●	nominating members of the Board of Directors;

●	developing a set of corporate governance principles applicable to our company; and

●	overseeing the evaluation of our Board of Directors.

Our Board of Directors will adopt resolutions addressing, among other things, the nomination process, as may be necessary in the future.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Lixte Biotechnology Holdings, Inc., 248 Route 25A, No. 2, East Setauket, New York 11733.

Limitations on Liability and Indemnification Matters

Our Certificate of Incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

●	any breach of the director’s duty of loyalty to the corporation or its stockholders;

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	any transaction from which the director derived an improper personal benefit.

This limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Certificate of Incorporation provides that we are authorized to indemnify our directors and officers to the fullest extent permitted by Delaware law. Our Amended and Restated Bylaws provide that we are required to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. Our Amended and Restated Bylaws also provide that, upon satisfaction of certain conditions, we are required to advance expenses incurred by a director or executive officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. Our Amended and Restated Bylaws also provide our Board of Directors with discretion to indemnify our other officers and employees when determined appropriate by our Board of Directors. We expect to enter into agreements to indemnify our directors, executive officers and other employees as determined by the Board of Directors. With certain exceptions, these agreements provide for indemnification for related expenses, including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We have obtained customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and Amended and Restated Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

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

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company, that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during the year ended December 31, 2020, except as follows: Dr. James S. Miser did not file a Form 3 or Form 4 with respect to his appointment as Chief Medical Officer of the Company effective August 1, 2020 and the concurrent grant of options to him in conjunction with such appointment :

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The table set forth below presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2020, 2019 and 2018.

OFFICER COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John S. Kovach (2)	2020	107,500	-	-	-	-	-	-	107,500
	2019	60,000	-	-	-	-	-	-	60,000
	2018	60,000	-	-	-	-	-	-	60,000

James S. Miser (3)	2020	62,500	-	-	572,650	-	-	-	635,150
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Robert N. Weingarten (4)	2020	46,451	-	-	400,855	-	-	-	447,306
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Eric J. Forman (5)	2020	30,000	-	-	400,855	-	-	-	430,855
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

(1) Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2) John S. Kovach has been the Company’s President and Chief Executive Officer since inception and entered into an employment agreement with the Company effective July 15, 2020.

(3) James S. Miser has been the Company’s Chief Medical Officer since August 1, 2020. In connection with his employment agreement, Dr. Miser was awarded an option grant for 83,333 shares of the Company’s common stock valued at $6.8718 per share.

(4) Robert N. Weingarten has been the Company’s Vice President and Chief Executive Officer since August 12, 2020. In connection with his employment agreement, Mr. Weingarten was awarded an option grant for 58,333 shares of the Company’s common stock valued at $6.8718 per share.

(5) Eric J. Forman has been the Company’s Chief Administrative Officer since July 15, 2020. In connection with his employment agreement, Mr. Forman was awarded an option grant for 58,333 shares of the Company’s common stock valued at $6.8718 per share.

There were no option exercises during the years ended December 31, 2018, 2019 or 2020.

Outstanding Equity Awards at December 31, 2020

The table set forth below presents information regarding outstanding stock options held by our named executive officers as of December 31, 2020. There were no stock options issued and outstanding to our executive officers at December 31, 2019.

NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Dr. John S. Kovach	N/A	N/A	N/A	N/A	N/A	N/A

Dr. James S. Miser	August 1, 2020	August 1, 2020	20,834	62,499	$7.14	August 1, 2025

Robert N. Weingarten	August 12, 2020	August 12, 2020	14,584	43,749	$7.14	August 12, 2025

Eric J. Forman	June 7, 2016	June 7, 2016	16,667	-	$0.90	June 7, 2021
	October 16, 2017	October 16, 2017	16,667	-	$0.90	October 16, 2022
	May 22, 2019	May 22, 2019	16,667	-	$6.60	May 22, 2024
	August 12, 2020	August 12, 2020	14,584	43,749	$7.14	August 12, 2025

The intrinsic value of exercisable but unexercised in-the-money stock options held by our named executive officers at December 31, 2020 was approximately $75,669, based on a fair market value of $3.17 per share on December 31, 2020.

Employment Agreements; Compensation

Dr. John Kovach. On July 15, 2020, the Company entered into an employment agreement with Dr. John Kovach pursuant to which Dr. Kovach is to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer. His responsibilities shall be for the oversight of the Company’s entire operations and strategic planning, and shall be the primary contact between the Company’s executive team and the Board of Directors, to whom he shall report. Dr. Kovach shall supervise all scientific endeavors, providing guidance to the Chief Medical Officer. He shall be the principal spokesperson for the Company. Dr. Kovach will receive an annual salary of $250,000, payable monthly. The effective date of the agreement was October 1, 2020 and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $62,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Prior to the employment agreement described above, Dr. Kovach was paid a salary of $45,000, $60,000 and $60,000 for the years ended December 31, 2020, 2019 and 2018, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations.

Eric Forman. On July 15, 2020, as amended on August 12, 2020, the Company entered into an employment agreement with Eric Forman, pursuant to which Mr. Forman will act as the Company’s Chief Administrative Officer reporting directly to the Company’s Chief Executive Officer. Mr. Forman’s primary function shall be to oversee the Company’s internal operations, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman will receive an annual salary of $120,000, payable monthly. Mr. Forman was also granted stock options to acquire 350,000 shares of the Company’s common stock. The effective date of the agreement was October 1, 2020 and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $30,000 with respect to this agreement, which amounts is included in general and administrative costs in the Company’s consolidated statements of operations.

Prior to the employment agreement described above, Mr. Forman was paid consulting fees of $38,000, $48,000 and $48,000 for the years ended December 31, 2020, 2019 and 2018, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations.

Dr. James Miser. On August 1, 2020, the Company entered into an employment agreement with Dr. James Miser, M.D., pursuant to which Dr. Miser was appointed as the Company’s Chief Medical Officer. Under the employment agreement, Dr. Miser will play a leadership role in planning, implementation and oversight of clinical trials. Dr. Miser will be responsible for assisting and developing strategic clinical goals and the implementation and safety monitoring of investigational studies. Dr. Miser will be the primary medical monitor for all clinical investigational studies and for the oversight of third party CRO monitors. Dr. Miser will work closely with the Company’s Chief Executive Officer on the development of specific goals needed to ensure the timely implementation of appropriate clinical studies needed for successful registration of therapeutic products and new drug development. Dr. Miser will be required to devote at least 50% of his business time to the Company’s activities. Dr. Miser will receive an annual salary of $150,000. Dr. Miser was also granted stock options to acquire 500,000 shares of the Company’s common stock. The effective date of the agreement was August 1, 2020. The agreement shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $62,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Robert N. Weingarten. On August 12, 2020, the Company entered into an employment agreement with Robert N. Weingarten pursuant to which Mr. Weingarten was appointed as the Company’s Vice-President and Chief Financial Officer. Mr. Weingarten will receive an annual salary of $120,000. Mr. Weingarten was also granted stock options to acquire 350,000 shares of the Company’s common stock. The effective date of the agreement was August 12, 2020. The agreement shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $46,451 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Prior to the employment agreement described above, Mr.. Weingarten was paid consulting fees of $79,995, $80,380 and $68,250 for the years ended December 31, 2020, 2019 and 2018, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations.

Consulting Agreements

We have entered into various consulting agreements with Gil Schwartzberg, a key consultant to the Company, as described at “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE”.

Board of Director Compensation

Effective August 4, 2018, in conjunction with their appointments as our directors, we granted to Dr. Winson Sze Chun Ho and Dr. Yun Yen stock options for each person to purchase an aggregate of 33,333 shares of our common stock, exercisable for a period of five years from the vesting date at $1.68 per share, which was the approximate fair market value of the our common stock on such date, with one-half of such stock options (16,667 shares each) vesting on August 4, 2018 and the remaining one-half of such stock options (16,666 shares each) vesting on August 4, 2019. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($1.5738 per share), of which $52,460 was attributable to the stock options fully-vested on August 4, 2018 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options were charged to operations ratably from August 4, 2018 through August 4, 2019. During the years ended December 31, 2019 and 2018, we recorded charges to operations of $31,046 and $73,874, respectively, with respect to these stock options.

Effective May 22, 2019, in recognition with their service as directors over the past year, we granted to Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo, fully-vested stock options to purchase an aggregate of 33,333 shares (8,333 shares each) of our common stock, exercisable for a period of five years from the vesting date at $6.60 per share, which was the approximate fair market value of our common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,060 ($5.6718 per share), which was attributable to the stock options fully vested on May 22, 2019 and was therefore charged to operations on that date.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John S. Kovach	2020	-	-	-	-	-	-	-	-
Director (2)	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Philip F. Palmedo	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	47,265	-	-	-	47,265
	2018	-	-	-	-	-	-	-	-

Stephen J. Forman	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	47,265	-	-	-	47,265
	2018	-	-	-	-	-	-	-	-

Winson Sze Chun Ho	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	47,265	-	-	-	47,265
	2018	-	-	-	52,460	-	-	-	52,460

Yun Yen	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	47,265	-	-	-	47,265
	2018	-	-	-	52,460	-	-	-	52,460

(1)	Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2)	Dr. Kovach is also the Company’s President and Chief Executive Officer.

Scientific Advisory Committee Compensation

We did not incur any compensation expense with respect to our Scientific Advisory Committee during the years ended December 31, 2018, 2019 or 2020.

2020 Stock Incentive Plan

Summary

Our 2020 Stock Incentive Plan (the “2020 Plan”) was adopted by our Board of Directors on July 14, 2020 and will be submitted to our stockholders as soon as practicable. Having an adequate number of shares available for future equity compensation grants is necessary to promote our long-term success and the creation of stockholder value by:

●	Enabling us to continue to attract and retain the services of key service providers who would be eligible to receive grants;

●	Aligning participants’ interests with stockholders’ interests through incentives that are based upon the performance of our common stock;

●	Motivating participants, through equity incentive awards, to achieve long-term growth in our business, in addition to short-term financial performance; and

●	Providing a long-term equity incentive program that is competitive as compared to other companies with whom we compete for talent.

The 2020 Plan permits the discretionary award of incentive stock options (“ISOs”), non-statutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), other equity awards and/or cash awards to selected participants. The 2020 Plan will remain in effect until July 14, 2030.

The 2020 Plan provides for the reservation of 2,333,333 shares of common stock for issuance thereunder (the “Share Limit”), and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 2,333,333 (the “ISO Limit”). The number of shares available for issuance under the 2020 Plan constituted approximately 20.9% of our issued and outstanding shares of common stock as of the date of board approval.

Key Features of the 2020 Plan

Certain key features of the 2020 Plan are summarized as follows:

●	If not terminated earlier by our Board of Directors, the 2020 Plan will terminate on July 14, 2030.

●	Up to a maximum aggregate of 2,333,333 shares of common stock may be issued under the 2020 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 2,333,333.

●	The 2020 Plan will generally be administered by a committee comprised solely of independent members of our Board of Directors. This committee will be the Compensation Committee unless otherwise designated by our Board of Directors. The board may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and board members are eligible to receive awards, provided that the Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by us.

Eligibility to Receive Awards. Employees, consultants and our members of our Board of Directors and certain of our affiliated companies are eligible to receive awards under the 2020 Plan. The Committee determines, in its discretion, the selected participants who will be granted awards under the 2020 Plan.

Shares Subject to the 2020 Plan. The maximum number of shares of common stock that can be issued under the 2020 Plan is 2,333,333 shares.

The shares underlying forfeited or terminated awards (without payment of consideration), or unexercised awards become available again for issuance under the 2020 Plan. No fractional shares may be issued under the 2020 Plan. No shares will be issued with respect to a participant’s award unless applicable tax withholding obligations have been satisfied by the participant.

Administration of the 2020 Plan. The 2020 Plan will be administered by the Compensation Committee of the Board of Directors, which shall consist of independent board members. With respect to certain awards issued under the 2020 Plan, the members of the Committee also must be “Non-Employee Directors” under Rule 16b-3 of the Exchange Act. Subject to the terms of the 2020 Plan, the Committee has the sole discretion, among other things, to:

●	Select the individuals who will receive awards;

●	Determine the terms and conditions of awards (for example, performance conditions, if any, and vesting schedule);

●	Correct any defect, supply any omission, or reconcile any inconsistency in the 2020 Plan or any award agreement;

●	Accelerate the vesting, extend the post-termination exercise term or waive restrictions of any awards at any time and under such terms and conditions as it deems appropriate, subject to the limitations set forth in the 2020 Plan;

●	Permit a participant to defer compensation to be provided by an award; and

●	Interpret the provisions of the 2020 Plan and outstanding awards.

The Committee may suspend vesting, settlement, or exercise of awards pending a determination of whether a selected participant’s service should be terminated for cause (in which case outstanding awards would be forfeited). Awards may be subject to any policy that the Board of Directors may implement on the recoupment of compensation (referred to as a “clawback” policy). The members of the Board of Directors, the Committee and their delegates shall be indemnified by us to the maximum extent permitted by applicable law for actions taken or not taken regarding the 2020 Plan. In addition, the Committee may use the 2020 Plan to issue shares under other plans or sub-plans as may be deemed necessary or appropriate, such as to provide for participation by non-U.S. employees and those of any of our subsidiaries and affiliates.

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant of the stock option. The exercise price of each stock option granted under the 2020 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the Committee. Stock options granted under the 2020 Plan may be either ISOs or NQSOs. In order to comply with Treasury Regulation Section 1.422-2(b), the 2020 Plan provides that no more than 2,333,333 shares may be issued pursuant to the exercise of ISOs.

SARs. A SAR is the right to receive, upon exercise, an amount equal to the difference between the fair market value of the shares on the date of the SAR’s exercise and the aggregate exercise price of the shares covered by the exercised portion of the SAR. The Committee determines the terms of SARs, including the exercise price (provided that such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant), the vesting and the term of the SAR. Settlement of a SAR may be in shares of common stock or in cash, or any combination thereof, as the Committee may determine. SARs may not be repriced or exchanged without stockholder approval.

Restricted Stock. A restricted stock award is the grant of shares of our common stock to a selected participant and such shares may be subject to a substantial risk of forfeiture until specific conditions or goals are met. The restricted shares may be issued with or without cash consideration being paid by the selected participant as determined by the Committee. The Committee also will determine any other terms and conditions of an award of restricted stock.

RSUs. RSUs are the right to receive an amount equal to the fair market value of the shares covered by the RSU at some future date after the grant. The Committee will determine all of the terms and conditions of an award of RSUs. Payment for vested RSUs may be in shares of common stock or in cash, or any combination thereof, as the Committee may determine. RSUs represent an unfunded and unsecured obligation for us, and a holder of a stock unit has no rights other than those of a general creditor.

Other Awards. The 2020 Plan also provides that other equity awards, which derive their value from the value of our shares or from increases in the value of our shares, may be granted. In addition, cash awards may also be issued. Substitute awards may be issued under the 2020 Plan in assumption of or substitution for or exchange for awards previously granted by an entity which we (or an affiliate) acquire.

Limited Transferability of Awards. Awards granted under the 2020 Plan generally are not transferrable other than by will or by the laws of descent and distribution. However, the Committee may in its discretion permit the transfer of awards other than ISOs.

Change in Control. In the event that we are a party to a merger or other reorganization or similar transaction, outstanding 2020 Plan awards will be subject to the agreement pertaining to such merger or reorganization. Such agreement may provide for (i) the continuation of the outstanding awards by us if we are a surviving corporation, (ii) the assumption or substitution of the outstanding awards by the surviving entity or its parent, (iii) full exercisability and/or full vesting of outstanding awards, or (iv) cancellation of outstanding awards either with or without consideration, in all cases with or without consent of the selected participant. The Committee will decide the effect of a change in control of us on outstanding awards.

Amendment and Termination of the 2020 Plan. The Board of Directors generally may amend or terminate the 2020 Plan at any time and for any reason, except that it must obtain stockholder approval of material amendments to the extent required by applicable laws, regulations or rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table set forth below presents certain information regarding beneficial ownership of our common stock (the only class of our voting equity securities issued and outstanding) as of March 12, 2021 by (i) each person or entity who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group. As of March 12, 2021, there were 13,538,259 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 12, 2021 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers and Directors

Dr. John S. Kovach
248 Route 25A, No. 2
East Setauket, New York 11733	1,561,284	(1)	11.5%

Dr. Philip F. Palmedo
248 Route 25A, No. 2
East Setauket, New York 11733	394,775	(2)	2.9%

Dr. Stephen J. Forman
248 Route 25A, No. 2
East Setauket, New York 11733	179,189	(3)	1.3%

Dr. Yun Yen
248 Route 25A, No. 2
East Setauket, New York 11733	196,930	(13)	1.4%

Dr. Winson Sze Chun Ho
248 Route 25A, No. 2
East Setauket, New York 11733	91,667	(12)	0.7%

Robert Weingarten
248 Route 25A, No. 2
East Setauket, New York 11733	14,584	(14)	0.1%

Eric J. Forman
248 Route 25A, No. 2
East Setauket, New York 11733	1,423,182	(5)	10.5%

Dr. James S. Miser
248 Route 25A, No. 2
East Setauket, New York 11733	20,834	(15)	0.2%

All officers and directors as a group (eight persons)	3,882,445		27.3%

Other Stockholders Owning More Than 5%

John and Barbara Kovach 2015 Trust
Eric J. Forman, Trustee
401 Park Avenue South, 10th Floor
New York, New York 10016	1,333,333	(4)	9.8%

Gil Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	2,146,985	(6)	14.8%

Dr. Debbie Schwartzberg
5500 Military Trail, Suite 22, Box 356
Jupiter, Florida 33458	1,645,807	(7)	11.5%

Dr. Arthur and Jane Riggs
4852 Saint Andres Avenue
La Verne, California 91750	1,957,500	(8)	13.5%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	1,380,264	(9)	9.9%

Lalit R. Bahl and Kavit K. Kinra
3 Pheasant Run
Setauket, New York 11733	1,000,000	(17)	7.3%

Lawrence J. Goldstein
1865 Palmer Avenue
Larchmont, New York 10538	666,668	(10)	4.8%

Hung Tak Ho
Mayfair by the Sea II
Tower T8, 1/F, Unit A
21 Fo Chun Road Pak ShekKok
Taipo NT, Hong Kong SAR	1,084,210	(11)	8.0%

Sabby Volatility Warrant Master Fund, Ltd. c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands	1,081,081	(16)	8.0%

(1) Includes 1,540,184 shares of common stock and stock warrants to purchase 21,100 shares of common stock owned as of record by the John S. Kovach Trust. Dr. Kovach is a co-trustee of the Trust and has the exclusive right to control the investment of the assets of the Trust.

(2) Includes 183,333 shares of common stock and stock warrants to purchase 16,667 shares of common stock owned by the Philip Palmedo Partnership, and 32,056 shares of common stock, stock warrants to purchase 21,053 shares of common stock and stock options to purchase 141,666 shares of common stock owned by Dr. Philip Palmedo. Dr. Palmedo, as the general partner of the Philip Palmedo Partnership, has voting, dispositive and investment control with respect to the common stock and common stock warrants owned by the partnership. All stock options and common stock warrants are immediately exercisable or within 60 days.

(3) Includes 24,803 shares of common stock, stock warrants to purchase 21,053 shares of common stock and stock options to purchase 99,999 shares of common stock which are immediately exercisable or within 60 days, owned by Dr. Stephen Forman. Also includes 16,667 shares of common stock and stock warrants to purchase 16,667 shares of common stock owned by the Stephen Forman Living Trust dated 12/16/98. Stephen Forman is trustee of the trust and holds voting and dispositive power over the common stock and common stock warrants owned by the trust.

(4) Includes 1,333,333 shares of common stock transferred by John Kovach and his wife, Barbara C.H. Kovach, as grantors, to the John and Barbara Kovach 2015 Trust, an irrevocable trust dated July 6, 2015. The primary beneficiaries of the trust are the two adult daughters of John and Barbara Kovach. Eric J. Forman is the trustee of the John and Barbara Kovach 2015 Trust.

(5) Includes 21,931 shares of common stock, stock warrants to purchase 3,333 shares of common stock and stock options to purchase 64,585 shares of common stock owned by Eric J. Forman. Eric Forman is the husband of Julie (Schwartzberg) Forman, the son-in-law of Gil and Debbie Schwartzberg, and the trustee of the John and Barbara Kovach 2015 Trust. Also includes 1,333,333 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Eric Forman, as trustee, has voting, dispositive and investment control. Excludes 186,667 shares of common stock, stock options to purchase 291,666 shares of common stock and common stock warrants to purchase 83,333 of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the beneficiary, and as to which Eric Forman disclaims beneficial ownership or control. Also excludes 33,333 shares of common stock owned by the Julie Forman 2015 Trust, the beneficiary of which is Cole Forman, the son of Eric and Julie Forman, as to which David Sterling, as trustee, has voting, dispositive and investment control. Also excludes 16,668 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee. All stock options and stock warrants are immediately exercisable or within 60 days.

(6) Includes 375,926 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Gil Schwartzberg, as trustee, has voting, dispositive and investment control, stock warrants to purchase 105,264 shares of common stock and stock options to purchase 83,334 shares of common stock owned by Gil Schwartzberg. All stock options and common stock warrants are immediately exercisable or within 60 days.

Also includes the following:

-	247,775 shares of common stock owned by the Gil Schwartzberg IRA;
-	106,353 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control;
-	186,667 shares of common stock, stock options to purchase 291,666 shares of common stock and common stock warrants to purchase 83,333 shares of common stock owned by the Julie Schwartzberg Trust, as to which Gil Schwartzberg is the co-trustee;
-	191,667 shares of common stock, stock options to purchase 291,666 shares of common stock and common stock warrants to purchase 83,333 shares of common stock owned by the David N. Sterling Trust, as to which Gil Schwartzberg is the co-trustee;
-	16,667 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee;
-	33,333 shares of common stock owned by the Julie Forman 2015 Trust, David Sterling trustee.

Excludes the following:

-	417,474 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, the wife of Gil Schwartzberg, as to which Gil Schwartzberg disclaims beneficial ownership or control.

(7) Includes 417,474 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Debbie Schwartzberg Separate Property, as to which Debbie Schwartzberg, as trustee, has voting, dispositive and investment control. All stock options and common stock warrants are immediately exercisable or within 60 days.

Also includes the following:

-	186,667 shares of common stock, stock options to purchase 291,666 shares of common stock and common stock warrants to purchase 83,333 shares of common stock owned by the Julie Schwartzberg Trust, as to which Debbie Schwartzberg is the co-trustee;
-	191,667 shares of common stock, stock options to purchase 291,666 shares of common stock and common stock warrants to purchase 83,333 shares of common stock owned by the David N. Sterling Trust, as to which Debbie Schwartzberg is the co-trustee;
-	16,667 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee;
-	33,333 shares of common stock owned by the Julie Forman 2015 Trust, David Sterling trustee.

Excludes the following:

-	375,926 shares of common stock and stock options to purchase 83,333 shares of common stock owned by the Gil & Debbie Schwartzberg Family Trust dated November 19, 2003, Gil Schwartzberg Separate Property, as to which Debbie Schwartzberg, the wife of Gil Schwartzberg, disclaims beneficial ownership or control;
-	142,511 shares of common stock owned by the Gil Schwartzberg IRA;
-	106,352 shares of common stock owned by Continuum Capital Partners, LP, as to which Gil Schwartzberg has sole voting, dispositive and investment control.

(8) Includes 1,018,333 shares of common stock, 729,167 shares of common stock issuable upon conversion of 350,000 shares of Series A Convertible Preferred Stock, and common stock warrants to purchase 210,000 shares of common stock owned by the Arthur and Jane Riggs 1990 Revocable Trust. Arthur Riggs and his wife, Jane Riggs, are co-trustees of the trust and share voting and dispositive power over the shares of preferred stock. The shares of Series A Convertible Preferred Stock were acquired on March 17, 2015 and January 15, 2016, are non-voting, and are immediately convertible into common stock.

(9) Consists of 994,299 shares of common stock and common stock warrants to purchase 385,965 shares of common stock owned by the Greenberg Family Trust dated May 3, 1988. The trust is a revocable trust, and Arthur Greenberg and his wife, Susan Greenberg, are co-trustees of the trust and share voting and dispositive power over the shares of common stock.

(10) Includes 166,667 shares of common stock and stock warrants to purchase 166,667 shares of common stock owned by Lawrence J. Goldstein. Also includes 166,667 shares of common stock and stock warrants to purchase 166,667 shares of common stock owned by the Santa Monica Partners, L.P. Lawrence J. Goldstein is the sole managing member of the general partner, SMP Asset Management LLC.

(11) Includes 1,042,105 shares of common stock and stock warrants to purchase 42,105 shares of common stock. Excludes stock options to purchase 91,667 shares of common stock owned by Dr. Winson Sze Chun Ho, a director of ours, and the son of Hung Tak Ho, as to which Hung Tak Ho disclaims beneficial ownership or control.

(12) Includes stock options to purchase 91,667 shares of common stock. Excludes 1,042,105 shares of common stock and common stock warrants to purchase 42,105 shares of common stock owned by Hung Tak Ho, the father of Dr. Winson Sze Chun Ho, a director of ours, as to which Dr. Winson Sze Chun Ho disclaims beneficial ownership or control.

(13) Includes 52,632 shares of common stock, stock warrants to purchase 52,632 shares of common stock and stock options to purchase 91,666 shares of common stock which are immediately exercisable or within 60 days.

(14) Consists of stock options to purchase 14,584 shares of common stock which are immediately exercisable or within 60 days.

(15) Consists of stock options to purchase 20,834 shares of common stock which are immediately exercisable or within 60 days.

(16) Consists of 1,081,081 shares of common stock pursuant to a Schedule 13G filed with the Securities and Exchange Commission on March 3, 2021.

(17) Includes 833,333 shares of common stock and stock warrants to purchase 166,667 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2018 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Our principal office facilities are being provided without charge by Dr. John S. Kovach, our President and Chief Executive Officer. Such costs were not material to the consolidated financial statements and accordingly, have not been reflected therein.

On September 12, 2007, we entered into a consulting agreement with Gil Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to us with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and shareholders. Mr. Schwartzberg is currently a significant stockholder of ours, and continues to be a consultant to us. Consideration under this consulting agreement, including subsequent extensions, has been paid exclusively in the form of stock options. On January 28, 2014, we entered into a second amendment to our consulting agreement with Mr. Schwartzberg to extend such agreement to January 28, 2019. In conjunction with such amendment, we granted Mr. Schwartzberg stock options to purchase an additional 666,667 shares of common stock, exercisable at $3.00 per share for a period of the earlier of five years from the grant date or the termination of the consulting agreement, with one-half of the stock options (333,334 shares) vesting immediately and one-half of the stock options (333,333 shares) vesting on January 28, 2015. On August 2, 2018, we entered into a third amendment to our consulting agreement with Mr. Schwartzberg to extend it to January 28, 2024, which was approved by our Board of Directors. In conjunction with such amendment, we extended the expiration date of the fully vested stock options for 666,667 shares of common stock previously granted to Mr. Schwartzberg, from January 28, 2019 to January 28, 2024. The fair value of the extension of these vested stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $711,738 ($1.0674 per share), which was reflected as a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2018.

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $38,000, $48,000 and $48,000 for the years ended December 31, 2020, 2019 and 2018, respectively, excluding amounts paid to Mr. Forman pursuant to an employment agreement during 2020. Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and the Company maintains a continuing banking relationship.

In addition, in connection with his continuing service as a consultant, Mr. Forman was granted fully-vested stock options to purchase 16,667 shares of the Company’s common stock, exercisable for a period of five years from the grant date at $6.60 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $94,525 ($5.6718 per share) and was recorded as a charge to general and administrative costs in the consolidated statement of operations on the grant date.

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric Forman, Mr. Forman was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the year ended December 31, 2020, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $138,926 with respect to these stock options.

Robert N. Weingarten was appointed as our Vice President and Chief Financial Officer on August 12, 2020. During the years ended December 31, 2020, 2019 and 2018, prior to Mr. Weingarten’s appointment as an officer of the Company, we paid Mr. Weingarten a total of $79,995, $80,380 and $68,250, respectively, for accounting and financial consulting services rendered with respect to the preparation of our consolidated financial statements and certain other financial and compliance matters.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the year ended December 31, 2020, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $138,926 with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James Miser, M.D., Dr. Miser was granted options for 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the effective date of the employment agreement. The options vested as to 25% on the effective date, and will vest 25% on each of the first, second and third anniversaries of the effective date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the stock options fully-vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 1, 2020 through August 1, 2023. During the year ended December 31, 2020, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $202,782 with respect to these stock options.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and expense advancement that are, in some cases, broader than the specific indemnification provisions contained under Delaware law.

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our Board of Directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our Board of Directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our Board of Directors, determines in the good faith exercise of its discretion.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.C. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2020 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.C for the years ended December 31, 2019 and 2020.

	Years Ended December 31,
	2019	2020
Audit Fees(1)	$75,491	$78,567
Audit-Related Fees(2)	—	—
Tax Fees(3)	18,260	14,134
Other Fees(4)	—	71,537
Total	$93,751	$164,238

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of our interim financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings, excluding those fees included in Other Fees.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	Other fees represent fees incurred with respect to our Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission on November 24, 2020.

All audit and audit-related services, tax services and other services rendered by Weinberg & Company, P.C. during the fiscal years ended December 31, 2019 and 2020 were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1, where these documents are listed.

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

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit Number	Description of Document
1.1	Form of Underwriter Agreement[22]
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005[2]
3.2	Certificate of Amendment of Certificate of Incorporation[3]
3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock[6]
3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock.8
3.6	Amended and Restated Bylaws[15]
3.7	Certificate of Amendment of Certificate of Incorporation[23]
4.1	Form of Warrant included in Unit[22]
4.2	Form of Warrant Agent Agreement[22]
4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended[24]
10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010[4]
10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013[5]
10.3	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013[5]
10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015[7]
10.5	Form of First Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015[7]
10.6	Form of Second Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015[7]
10.7	Form of Securities Purchase Agreement dated as of February 24, 2017 between the Company and Lalit Bahl[9]
10.8	Form of Securities Purchase Agreement dated as of April 3, 2017 between the Company and Hung Tak Ho10
10.9	Consulting Agreement between Liberi Life Sciences Consultancy BV and Lixte Biotechnology Holdings, Inc. dated and effective as of April 2, 2018[11]
10.10	Clinical Trial Research Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018[12]
10.11	Exclusive License Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 17, 2018)[12]
10.12	Form of Warrant to Purchase Common Stock of Llxte Biotechnology Holdings, Inc. (issued in connection with common stock unit rights offering that closed on November 30, 2018)[13]
10.13	Collaboration Agreement for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and the Spanish Sarcoma Group as of July 31, 2019 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 19, 2019)[14]
10.14	Employment Agreement Between the Company and Dr. James Miser16+
10.15	Employment Agreement Between the Company and Robert N. Weingarten20+
10.16	Employment Agreement Between the Company and Dr. John Kovach17+
10.17	Employment Agreement Between the Company and Eric Forman18+
10.18	2020 Stock Incentive Plan19+
10.19	Master Services Agreement between Foundation for Angelman Syndrome Therapeutics (“FAST”) and Lixte Biotechnology Holdings, Inc. dated as of August 12, 2020[20]

10.20	Clinical Trial Research Agreement between the Company and the City of Hope National Medical Center[21]
10.21	Amendment to Employment Agreement between the Company and Eric Forman*+
23.1	Consent of Weinberg & Company, P.A., Independent Registered Public Accounting Firm*
31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Scheme Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2016 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2017 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2017 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference.

12	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2018 and incorporated herein by reference.

13	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2018 and incorporated herein by reference.

14	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 6, 2019 and incorporated herein by reference.

15	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

16	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

17	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

18	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

19	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

20	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2020 and incorporated herein by reference.

21	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference.

22	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on November 16, 2020.

23	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

24	Files as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2020 and incorporated herein by reference.

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to the Annual Report on Form 10-K shall be deemed “furnished” but not “filed”.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26, 2021		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ JOHN S. KOVACH
	Name:	John S. Kovach
	Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	President and Chief Executive Officer	March 26, 2021
John S. Kovach
/s/ ROBERT N. WEINGARTEN	Vice President and Chief Financial Officer	March 26, 2021
Robert N. Weingarten
/s/ PHILIP F. PALMEDO	Director	March 26, 2021
Philip F. Palmedo

/s/ STEPHEN J. FORMAN	Director	March 26, 2021
Stephen J. Forman

/s/ WINSON SZE CHUN HO	Director	March 26, 2021
Winson Sze Chun Ho

/s/ YUN YEN	Director	March 26, 2021
Yun Yen

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lixte Biotechnology Holdings, Inc.

East Setauket, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements primarily through the recurring sale of its equity securities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter Description

Going concern

As described further in Note 1 to the consolidated financial statements, the Company has incurred losses in each year from inception through December 31, 2020, and expects to incur additional losses in the future, and has no recurring source of revenue. Management believes, based on the Company’s operating plan, that current working capital is not sufficient to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion as to its ability to continue as a going concern included the following, among others:

●	We gained an understanding of the Company’s process relating to the preparation of projected information and considerations of the Company’s obligations.
●	We tested the reasonableness of the projected operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period projections to actual results, and consideration of positive and negative evidence impacting management’s projections.
●	We evaluated the reasonableness of management’s assumptions related to the likelihood that the Company would be able to reduce operating commitments and expenditures if required.
●	We assessed management’s plans for dealing with any potential adverse effects of any potential conditions and events noted that indicated there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusion reached by management.

We have served as the Company’s auditor since 2008.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 26, 2021

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$5,069,266	$2,598,864
Advances on research and development contract services	76,898	—
Accrued interest receivable	—	14,367
Prepaid insurance	67,311	34,508
Other prepaid expenses and current assets	15,000	24,294
Total current assets	5,228,475	2,672,033
Total assets	$5,228,475	$2,672,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$190,292	$143,549
Accrued offering costs	10,467	—
Research and development contract liabilities	15,765	94,349
Total current liabilities	216,524	237,898

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued, issuable and outstanding – 12,402,157 shares and 11,174,737 shares at December 31, 2020 and 2019, respectively	1,240	1,117
Additional paid-in capital	31,864,479	26,021,904
Accumulated deficit	(30,353,768)	(27,088,886)
Total stockholders’ equity	5,011,951	2,434,135
Total liabilities and stockholders’ equity	$5,228,475	$2,672,033

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including $765,085 and $422,631 to related parties for the years ended December 31, 2020 and 2019, respectively	2,042,764	1,669,160
Research and development costs	1,223,676	820,906
Total costs and expenses	3,266,440	2,490,066
Loss from operations	(3,266,440)	(2,490,066)
Interest income	5,232	49,723
Interest expense	(3,674)	—
Net loss	$(3,264,882)	$(2,440,343)

Net loss per common share – basic and diluted	$(0.29)	$(0.22)

Weighted average common shares outstanding – basic and diluted	11,277,126	11,174,737

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2018	350,000	$3,500,000	11,174,737	$1,117	$25,273,249	$(24,648,543)	$4,125,823
Stock-based compensation expense	—	—	—	—	748,655	—	748,655
Net loss	—	—	—	—	—	(2,440,343)	(2,440,343)
Balance, December 31, 2019	350,000	3,500,000	11,174,737	1,117	26,021,904	(27,088,886)	2,434,135
Proceeds from sale of common stock units in public offering, net of offering costs	—	—	1,200,000	120	4,591,229	—	4,591,349
Stock-based compensation expense, including $670,715 for extension of stock options	—	—	—	—	1,151,349	—	1,151,349
Common stock issued for services			27,420	3	99,997	—	100,000
Net loss	—	—	—	—	—	(3,264,882)	(3,264,882)
Balance, December 31, 2020	350,000	$3,500,000	12,402,157	$1,240	$31,864,479	$(30,353,768)	$5,011,951

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(3,264,882)	$(2,440,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	580,634	314,631
Research and development costs	670,715	434,024
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(76,898)	—
Accrued interest receivable	14,367	(14,367)
Prepaid insurance	(32,803)	(4,250)
Other prepaid expenses and current assets	9,294	9,174
Increase (decrease) in -
Accounts payable and accrued expenses	46,743	(51,662)
Research and development contract liabilities	(78,584)	78,645
Net cash used in operating activities	(2,131,414)	(1,674,148)

Cash flows from financing activities:
Proceeds from sale of common stock units in public offering, net of offering costs	4,601,816	—
Net cash provided by financing activities	4,601,816	—

Cash:
Net increase (decrease)	2,470,402	(1,674,148)
Balance at beginning of period	2,598,864	4,273,012
Balance at end of period	$5,069,266	$2,598,864

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$3,674	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Accrued offering costs (paid subsequent to December 31, 2020)	$10,467	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

The Company’s common stock and warrants issued in the public offering (see Note 3) are traded on The Nasdaq Capital Market under the symbols “LIXT” and. “LIXTW”, respectively.

Going Concern

At December 31, 2020, the Company had cash of $5,069,266 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements primarily through the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements have been issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer. This new clinical trial is being conducted through City of Hope, and is estimated to cost from $2,500,000 to $2,900,000 and take approximately 18 to 24 months to conduct from its expected commencement during the quarter ending June 30, 2021. Combined with the Company’s existing clinical trial commitments, this new clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net proceeds of approximately $3,690,000, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by mid-2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

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

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, as well as its licensing and patent prosecution efforts and its technology and product development efforts, or obtain funds, if available, through strategic alliances or joint ventures that could require the Company to relinquish rights to and/or control of LB-100, or to discontinue operations entirely.

Reverse Stock Split

On November 18, 2020, the Company effected a 1-for-6 reverse split of its outstanding shares of common stock. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split were rounded up to the nearest whole share.

All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Cash

Cash, including accrued interest, is primarily held in a cash bank deposit program maintained by a major financial institution. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The financial institution that currently holds the Company’s cash balances also maintains supplemental insurance coverage for its customers’ cash balances. The Company has not experienced any losses to date resulting from this practice.

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and clinical trials with respect to the Company’s compounds and product candidates. Research and development costs also include the costs to produce the compounds used in research and clinical trials.

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

Prepaid Insurance

Prepaid insurance represents the premiums paid for directors and officers insurance coverage and for general liability insurance coverage in excess of the amortization of the total policy premium charged to operations to date. Such amortization is determined by amortizing the total policy premium charged on a straight-line basis over the respective policy periods. As the policy premiums incurred are amortizable in the ensuing twelve-month period, they are recorded as a current asset in the Company’s consolidated balance sheet at each reporting date and amortized to the Company’s consolidated statement of operations for each reporting period.

As of December 31, 2020, total insurance policy premiums, in excess of premiums paid to date, amounted to $175,658, and are payable in six monthly installments of $29,767 through June 2021, with interest at 5.27% per annum. As of December 31, 2019, there was no unpaid insurance premium obligation.

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $553,173 and $742,918 for the years ended December 31, 2020 and 2019, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2020 and 2019 are described as follows.

General and administrative costs for the years ended December 31, 2020 and 2019 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 27.3% and 44.5%, respectively, of total general and administrative costs. General and administrative costs for the years ended December 31, 2020 and 2019 also include charges for the amortized value of stock options granted to directors and officers representing 23.7% and 18.8%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 31, 2020 include charges from a consultant, and the value associated with extending stock options previously granted to that consultant, representing 65.6% of total research and development costs, and charges from a vendor representing 13.7% of total research and development costs. Research and development costs for the year ended December 31, 2019 include charges for the value associated with fully-vested stock options granted to a consultant representing 52.9% of total research and development costs, and charges from a consultant and from a vendor representing 12.2% and 10.7%, respectively, of total research and development costs.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2020 or December 31, 2019 and does not anticipate any material amount of unrecognized tax benefits within the 12 months subsequent to December 31, 2020.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of December 31, 2020 or December 31, 2019. Subsequent to December 31, 2020, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the expected life of the stock option, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). Estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

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

At December 30, 2020 and 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2020	2019

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	3,000,000	1,500,000
Common stock options, including options issued in the form of warrants	1,475,000	1,308,333
Total	5,204,167	3,537,500

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

The carrying value of financial instruments (consisting of accounts payable and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 will be effective January 1, 2021. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption, with any effect being largely dependent on the composition and terms of outstanding financial instruments at the time of adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the, Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of December 31, 2020 and 2019, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 2.0833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have a cash liquidation preference.

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 729,167 shares of common stock at December 31, 2020 and 2019. The Company had the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of their respective closing dates (March 17, 2015 and January 21, 2016) at a price per share equal to $50.00. Accordingly, as of December 31, 2020, the Company had the right to redeem the 175,000 shares of Series A Convertible Preferred Stock that were issued on January 21, 2016, however, that right expired on January 21, 2021. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2020 and 2019, the Company had 12,402,157 shares and 11,174,737 shares, respectively, of common stock issued, issuable and outstanding.

On November 30, 2020, the Company raised gross proceeds $5,700,000 through a public offering of 1,200,000 units at a sale price of $4.75 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock exercisable for five years at an exercise price of $5.70 per share. Additionally, on December 7, 2020, the Company received an additional $1,800 from the sale of 180,000 warrants as part of the overallotment option granted to the underwriters in the public offering. The warrants sold on December 7, 2020 are exercisable for five years and represent the right to purchase one share of common stock at an exercise price of $5.70 per share. The total cash costs of the public offering were $1,110,451, resulting in net cash proceeds of $4,591,349. Pursuant to the underwriting agreement, the Company also granted to the underwriters warrants to purchase up to 120,000 shares of common stock commencing on May 24, 2021 and expiring on November 24, 2025, at an exercise price of $5.70 per share.

On December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC and agreed to issue 27,420 shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000 ($3.65 per share), which was charged to general and administrative costs in the consolidated statement of operations at December 31, 2020 (see Notes 5 and 7).

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offering, during the years ended December 31, 2020 and 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2018	1,500,000	$6.000
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2019	1,500,000	$6.000
Issued	1,500,000	5.700
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2020	3,000,000	$5.850	3.42

Warrants exercisable at December 31, 2019	1,500,000	$6.000
Warrants exercisable at December 31, 2020	2,880,000	$5.850	3.42

Based on a fair market value of $3.17 per share on December 31, 2020, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2020.

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

Legal and consulting fees charged to operations for services rendered by the Eric Forman Law Office were $38,000 and $48,000 for the years ended December 31, 2020 and 2019, respectively, excluding amounts paid to Mr. Forman pursuant to an employment agreement during 2020 (see Note 7). Eric Forman is the son-in-law of Gil Schwartzberg, a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and the Company maintains a continuing banking relationship.

Robert N. Weingarten was appointed as the Company’s Vice President and Chief Financial Officer on August 12, 2020. During the year ended December 31, 2020 (prior to his appointment as Vice President and Chief Financial Officer), the Company paid Mr. Weingarten a total of $79,995 for accounting and financial consulting services rendered with respect to the preparation of the Company’s consolidated financial statements and certain other financial and compliance matters. During the year ended December 31, 2019, the Company paid Mr. Weingarten a total of $80,380 for similar accounting and financial consulting services rendered. These amounts are excluded from the summary of related party costs presented below.

A summary of related party costs for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019

Related party costs:
Cash-based	$284,451	$108,000
Stock-based	480,634	314,631
Total	$765,085	$422,631

Stock-based compensation arrangements involving members of the Company’s Board of Directors. officers and affiliates are described at Note 5.

Additional information with respect to cash compensation paid to the Company’s officers during the year ended December 31, 2020 pursuant to employment agreements are provided at Note 7.

5. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provided for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, and restricted shares of common stock, to employees and consultants, for up to 416,667 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of December 31, 2020, unexpired stock options for 208,333 shares were issued and outstanding under the 2007 Plan.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates for up to 2,333,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors.

The fair value of each stock option awarded is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

For stock options requiring an assessment of value during the year ended December 31, 2020, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Effective August 4, 2018, in conjunction with their appointments as directors of the Company, the Company granted stock options to each of Dr. Winson Sze Chun Ho and Dr. Yun Yen to purchase an aggregate of 33,333 shares of the Company’s common stock, exercisable for a period of five years from the grant date at $1.68 per share, which was the approximate fair market value of the Company’s common stock on such date, with one-half of such stock options (16,667 shares for each director) vesting on August 4, 2018 and the remaining one-half of such stock options (16,667 shares for each director) vesting on August 4, 2019. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $104,920 ($1.5738 per share), of which $101,475 was attributable to the stock options fully-vested on August 4, 2018 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 4, 2018 through August 4, 2019. During the year ended December 31, 2019, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $31,046 with respect to these stock options.

Effective May 22, 2019, in recognition with their service as directors of the Company over the past year, the Company granted to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo, fully-vested stock options to purchase an aggregate of 33,333 shares (8,333 shares to each director) of the Company’s common stock, exercisable for a period of five years from the grant date at $6.60 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $189,060 ($5.6718 per share) and was recorded as a charge to general and administrative costs in the consolidated statement of operations on the grant date.

Effective May 22, 2019, in recognition of his continuing service as consultant to the Company, the Company granted to Eric Forman fully-vested stock options to purchase 16,667 shares of the Company’s common stock, exercisable for a period of five years from the grant date at $6.60 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $94,525 ($5.6718 per share) and was recorded as a charge to general and administrative costs in the consolidated statement of operations on the grant date.

Effective July 23, 2019, the Company granted Francis Johnson, a consultant to the Company, fully-vested stock options to purchase 83,333 shares of the Company’s common stock in recognition of Mr. Johnson’s continuing contributions to the development of the Company’s proprietary compounds. The stock options are exercisable for a period of five years from the date of grant at $6.00 per share, which was the fair market value of the Company’s common stock on the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $434,024 ($5.2083 per share) and was recorded as a charge to research and development costs in the consolidated statement of operations on the grant date.

Effective September 14, 2015, in connection with the Collaboration Agreement with BioPharmaWorks as described at Note 7, the Company issued to BioPharmaWorks two stock options, in the form of warrants, to purchase 166,666 shares (83,333 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and was exercisable for a period of five years from the date of grant at $6.00 per share. The second warrant vested on September 14, 2017 and was exercisable for a period of five years from the date of grant at $12.00 per share. On July 3, 2020, the Company’s Board of Directors approved an extension of the term of the outstanding warrants to acquire an aggregate of 166,666 shares of the Company’s common stock from September 14, 2020 to September 14, 2025. The Company’s closing stock price on July 2, 2020 was $5.40 per share. The fair value of the extension of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date and was determined to be $670,715 ($4.0242 per share), which was recorded as a charge to research and development costs in the consolidated statement of operations on that date.

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric Forman, Mr. Forman was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the year ended December 31, 2020, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $138,926 with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James Miser, M.D., Dr. Miser was granted options for 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the effective date of the employment agreement. The options vested as to 25% on the effective date, and will vest 25% on each of the first, second and third anniversaries of the effective date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the stock options fully-vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 1, 2020 through August 1, 2023. During the year ended December 31, 2020, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $202,782 with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the year ended December 31, 2020, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $138,926 with respect to these stock options.

On December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC and agreed to issue 27,420 shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000 ($3.65 per share), which was charged to general and administrative costs in the consolidated statement of operations at December 31, 2020 (see Note 7).

A summary of stock-based compensation costs for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019

Related parties	$480,634	$314,631
Non-related parties	770,715	434,024
Total stock-based compensation costs	$1,251,349	$748,655

A summary of stock option activity, including options issued in the form of warrants, during the years ended December 31, 2020 and 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2018	1,291,667	$3.498
Granted	133,333	6.228
Exercised	—	—
Expired	(116,667)	1.926
Stock options outstanding at December 31, 2019	1,308,333	3.648
Granted	200,000	7.140
Exercised	—	—
Expired	(33,333)	3.000
Stock options outstanding at December 31, 2020	1,475,000	$4.136	3.09

Stock options exercisable at December 31, 2019	1,308,333	$3.648
Stock options exercisable at December 31, 2020	1,325,000	$3.796	2.92

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $894,000 at December 31, 2020, which will be recognized subsequent to December 31, 2020 over a weighted-average period of approximately thirty-one months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at December 31, 2020 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.720	75,000	75,000
$0.900	50,000	50,000
$0.960	33,333	33,333
$1.200	83,333	83,333
$1.680	66,667	66,667
$3.000	666,667	666,667
$6.000	166,667	166,667
$6.600	50,000	50,000
$7.140	200,000	50,000
$12.000	83,333	83,333
	1,475,000	1,325,000

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2020 was approximately $747,750, based on a fair market value of $3.17 per share on December 31, 2020.

Outstanding stock options to acquire 150,000 shares of the Company’s common stock had not vested at December 31, 2020.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are summarized below.

	December 31,
	2020	2019
Start-up and organization costs	$5,000	$10,000
Research credits	390,000	359,000
Stock-based compensation	1,107,000	799,000
Net operating loss carryforwards	5,477,000	4,879,000
Total deferred tax assets	6,979,000	6,047,000
Valuation allowance	(6,979,000)	(6,047,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019

U. S. federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%
Expirations related to stock-based compensation	0.5%	1.2%
Adjustment to deferred tax asset	(0.8)%	(0.3)%
Change in valuation allowance	27.3%	26.1%
Effective tax rate	0.0%	0.0%

At December 31, 2020, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $19,188,000 and $20,087,000, respectively. Federal net operating losses, if not utilized earlier, expire through 2040. The state net operating loss carryovers were incurred solely in the state of New York. New York tax law requires New York net operating loss carryovers from years prior to 2015 to be converted, by applying a formula, into a Prior Net Operating Loss Conversion (PNOLC) subtraction pool. The Company may utilize up to 1/10 of the PNOLC subtraction pool, or $928,313, each year. Unutilized PNOLC amounts carry forward to succeeding years until they expire in 2035. In addition, the full New York net operating losses incurred in post-2015 tax years may be utilized in future tax years. Post-2015 New York net operating losses expire through 2040. As the Company’s net operating losses have yet to be utilized, all previous tax years since 2006 remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

7. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2020, the Company was not subject to any pending or threatened legal claims or actions.

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

During the years ended December 31, 2020 and 2019, the Company paid Moffitt $41,142 and $45,093, respectively, pursuant to this agreement. As of December 31, 2020, total costs of $102,944 have been incurred pursuant to this agreement.

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

The Company had previously expected that this clinical trial would commence during the quarter ended June 30, 2020. However, during July 2020, the Spanish regulatory authority advised the Company that although it had approved the scientific and ethical basis of the protocol, it required that the Company manufacture new inventory of LB-100 under current Spanish pharmaceutical manufacturing standards. These regulations were adopted subsequent to the production of the Company’s existing LB-100 inventory. The Company is in the process of obtaining approval from the European Union regulatory authorities for new inventory of LB-100. Accordingly, the clinical trial is now estimated to begin during the quarter ending September 30, 2021 and to be completed by the quarter ending September 30, 2024. The interim analysis is expected in June 2023 and could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. On February 18, 2020, the Company advanced $43,411 to GEIS towards a second milestone payment obligation of $87,471, which was expected to become due and payable during the quarter ended June 30, 2020 based on the anticipated achievement of the second milestone, and which was therefore recorded as an advance on the Company’s balance sheet at March 31, 2020. However, as a result of the substantial delay in commencing the clinical trial as described above, the achievement of the second milestone had been delayed until mid-2021 and the Company therefore determined to charge such advance to research and development costs in the Company’s statement of operations at June 30, 2020. Subsequently, on March 9, 2021, the Company paid an additional $23,802 to GEIS for current work being done under this agreement.

Accordingly, during the years ended December 31, 2020 and 2019, the Company incurred costs of $43,411 and $87,471, respectively, pursuant to this agreement. As of December 31, 2020, total costs of $130,882 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $5,230,000 as of December 31, 2020, consisting of approximately $4,614,000 relating to the GEIS clinical trial and approximately $616,000 relating to the Moffit clinical trial, which are expected to be incurred over the next five years through December 31, 2025.

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company has engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks include the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API is then transferred to a vendor that prepares the clinical drug product (DP), also under GMP conditions documented by an independent auditor. The DP is then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the DP for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

The Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost from $600,000 and $700,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $300,000 as of December 31, 2020, which are expected to be incurred through June 30, 2021.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer (ED-SCLC). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved but marginally effective regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (RP2D). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free-survival and overall survival.

The Company estimates that from 24 to 30 patients will be needed to complete this clinical trial, at an estimated cost of $2,500,000 to $2,900,000, respectively. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of $800,000.

The clinical trial is planned to commence during the quarter ending June 30, 2021, with patient accrual expected to take approximately 18 to 24 months to conduct. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months.

Clinical Trial Monitoring Agreements

On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the years ended December 31, 2020 and 2019, the Company incurred costs of $18,663 and $51,586, respectively, pursuant to this work order. As of December 31, 2020, total costs of $75,788 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitments pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $874,000 as of December 31, 2020, which are expected to be incurred over the next five years through June 30, 2025.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of December 31, 2020 and 2019, no amounts were due under this agreement.

Effective April 2, 2018, the Company entered into a consulting agreement for a term of two years with Liberi Life Sciences Consultancy BV, located in The Netherlands, for consulting and advisory services with respect to sales and licensing, as well as the procurement of investors in China, Japan and South Korea. The Consulting Agreement provided for the payment of a fixed, one-time retainer of EURO 15,000 (US $18,348), which was paid on April 5, 2018, and 2.5% of the net payments received by the Company from sales of products or licensing activities arising directly and exclusively from leads generated by the advisor during the term of the Consulting Agreement, and any investors introduced to the Company by the advisor that results in an investment in the Company during the term of the Consulting Agreement. The Company recorded the payment of the retainer as a prepaid expense in the Company’s consolidated balance sheet and amortized the retainer payment over the two-year life of the Consulting Agreement, as a result of which the Company recorded charges to operations of $2,294 and $9,174 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the prepaid consulting fee had been fully amortized. At December 31, 2019, the unamortized balance of the retainer payment was $9,174, all of which was classified as a current asset in the Company’s consolidated balance sheet at such date. On March 1, 2020, the Consulting Agreement was extended to April 2, 2021 without any additional consideration.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the years ended December 31, 2020 and 2019, the Company recorded charges to operations of $25,001 and $80,669, respectively, in connection with its obligations under the License Agreement. As of December 31, 2020, no milestones had yet been attained.

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

Employment Agreements

Dr. John Kovach. On July 15, 2020, the Company entered into an employment agreement with Dr. John Kovach pursuant to which Dr. Kovach is to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer. His responsibilities shall be for the oversight of the Company’s entire operations and strategic planning, and shall be the primary contact between the Company’s executive team and the Board of Directors, to whom he shall report. Dr. Kovach shall supervise all scientific endeavors, providing guidance to the Chief Medical Officer. He shall be the principal spokesperson for the Company. Dr. Kovach will receive an annual salary of $250,000, payable monthly. The effective date of the agreement was October 1, 2020 and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $62,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Prior to the employment agreement described above, Dr. Kovach was paid a salary of $45,000 and $60,000 for the years ended December 31, 2020 and 2019, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations.

Eric Forman. On July 15, 2020, as amended on August 12, 2020, the Company entered into an employment agreement with Eric Forman, pursuant to which Mr. Forman will act as the Company’s Chief Administrative Officer reporting directly to the Company’s Chief Executive Officer. Mr. Forman’s primary function shall be to oversee the Company’s internal operations, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman will receive an annual salary of $120,000, payable monthly. Mr. Forman was also granted stock options to acquire 350,000 shares of the Company’s common stock, which are further described in Note 6. The effective date of the agreement was October 1, 2020 and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $30,000 with respect to this agreement, which amounts is included in general and administrative costs in the Company’s consolidated statements of operations.

Prior to the employment agreement described above, Mr. Forman was paid consulting fees of $38,000 and $48,000 for the years ended December 31, 2020 and 2019, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations (see Note 4).

Dr. James Miser. On August 1, 2020, the Company entered into an employment agreement with Dr. James Miser, M.D., pursuant to which Dr. Miser was appointed as the Company’s Chief Medical Officer. Under the employment agreement, Dr. Miser will play a leadership role in planning, implementation and oversight of clinical trials. Dr. Miser will be responsible for assisting and developing strategic clinical goals and the implementation and safety monitoring of investigational studies. Dr. Miser will be the primary medical monitor for all clinical investigational studies and for the oversight of third party CRO monitors. Dr. Miser will work closely with the Company’s Chief Executive Officer on the development of specific goals needed to ensure the timely implementation of appropriate clinical studies needed for successful registration of therapeutic products and new drug development. Dr. Miser will be required to devote at least 50% of his business time to the Company’s activities. Dr. Miser will receive an annual salary of $150,000. Dr. Miser was also granted stock options to acquire 500,000 shares of the Company’s common stock, which are further described in Note 6. The effective date of the agreement was August 1, 2020. The agreement shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $62,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Robert N. Weingarten. On August 12, 2020, the Company entered into an employment agreement with Robert N. Weingarten pursuant to which Mr. Weingarten was appointed as the Company’s Vice-President and Chief Financial Officer. Mr. Weingarten will receive an annual salary of $120,000. Mr. Weingarten was also granted stock options to acquire 350,000 shares of the Company’s common stock, which are further described in Note 6. The effective date of the agreement was August 12, 2020. The agreement shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. During the year ended December 31, 2020, the Company incurred charges for salary in the amount of $46,451 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Prior to the employment agreement described above, Mr. Weingarten was paid consulting fees of $79,995 and $80,380 for the years ended December 31, 2020 and 2019, respectively, which amounts are included in general and administrative costs in the Company’s consolidated statements of operations (see Note 4).

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 and $16,000 for the years ended December 31, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $131,650, including reimbursed expenses of $11,650, and $100,000 for the years ended December 31, 2020 and 2019, respectively, which were included in research and development costs in the consolidated statements of operations.

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

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The Company agreed to pay a monthly fee of $7,500, including any renewal term, and also agreed to issue restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000 (see Note 5). Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000.

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

8. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than those matters described below, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

Issuance of Stock Options

Effective January 6, 2021, in recognition of their service as directors of the Company over the past year, the Company granted to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo, fully-vested stock options to purchase an aggregate of 200,000 shares (50,000 shares to each director) of the Company’s common stock, exercisable for a period of five years from the grant date at $3.21 per share, which was the approximate fair market value of the Company’s common stock on such date.

Clinical Trial Agreement

Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100. Information with respect to this clinical trial agreement is provided at Note 7.

Clinical Trial Monitoring Agreement

On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party (see Note 7). The Company estimates that it will incur approximately $335,000 of costs under this work order agreement through September 30, 2023.

Sale of Common Stock

Effective March 2, 2021, the Company completed the sale of 1,133,102 shares of common stock at a price of $3.70 per share in a registered direct equity offering, generating gross proceeds of $4,192,477. The total cash costs of this offering were approximately $502,447, resulting in net proceeds of approximately $3,690,030. Pursuant to the placement agents’ agreement, the Company granted to the placement agents warrants to purchase up to 113,310 shares of common stock commencing on March 2, 2021 and expiring on March 2, 2026, at an exercise price of $3.70 per share.

Exercise of Warrants

During February and March 2021, the Company issued 3,000 shares of common stock upon the exercise of 3,000 warrants at $5.70 per share and received cash proceeds of $17,100.

