Form 10-Q
period 2021-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2021-05-12
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIXT	The Nasdaq Stock Market (Capital Market)
Warrants to Purchase Common Stock, par value $0.0001 per share	LIXTW	The Nasdaq Stock Market (Capital Market)

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

Yes [  ] No [X]

As of May 1, 2021, the Company had 13,663,260 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets:
Cash	$7,739,323	$5,069,266
Advances on research and development contract services	12,993	76,898
Prepaid insurance	75,284	67,311
Other prepaid expenses and current assets	62,500	15,000
Total current assets	7,890,100	5,228,475
Total assets	$7,890,100	$5,228,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,871	$190,292
Accrued offering costs	—	10,467
Research and development contract liabilities	93,529	15,765
Total current liabilities	242,400	216,524

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 13,538,259 shares and 12,402,157 shares at March 31, 2021 and December 31, 2020, respectively	1,354	1,240
Additional paid-in capital	36,227,258	31,864,479
Accumulated deficit	(32,080,912)	(30,353,768)
Total stockholders’ equity	7,647,700	5,011,951
Total liabilities and stockholders’ equity	$7,890,100	$5,228,475

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$—	$—

Costs and expenses:
General and administrative costs, including compensation to officers, directors and affiliates of $816,032 and $27,000 for the three months ended March 31, 2021 and 2020, respectively	1,281,654	292,484
Research and development costs	443,526	94,673
Total costs and expenses	1,725,180	387,157
Loss from operations	(1,725,180)	(387,157)
Interest income	146	3,982
Interest expense	(2,110)	—
Net loss	$(1,727,144)	$(383,175)

Net loss per common share – basic and diluted	$(0.14)	$(0.03)

Weighted average common shares outstanding – basic and diluted	12,768,201	11,174,302

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2021 and 2020

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2020	350,000	$3,500,000	12,402,157	$1,240	$31,864,479	$(30,353,768)	$5,011,951
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	1,133,102	113	3,689,648	—	3,689,761
Exercise of warrants	—	—	3,000	1	17,099	—	17,100
Stock-based compensation expense	—	—	—	—	656,032	—	656,032
Net loss	—	—	—	—	—	(1,727,144)	(1,727,144)
Balance, March 31, 2021	350,000	$3,500,000	13,538,259	$1,354	$36,227,258	$(32,080,912)	$7,647,700

Balance, December 31, 2019	350,000	$3,500,000	1,174,302	$1,117	$26,021,904	$(27,088,886)	$2,434,135
Net loss	—	—	—	—	—	(383,175)	(383,175)
Balance, March 31, 2020	350,000	$3,500,000	1,174,302	$1,117	$26,021,904	$(27,472,061)	$2,050,960

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,727,144)	$(383,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	656,032	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	63,905	(43,411)
Accrued interest receivable	—	14,082
Prepaid insurance	(7,973)	5,757
Other prepaid expenses and current assets	(47,500)	5,295
Increase (decrease) in -
Accounts payable and accrued expenses	(41,421)	17,378
Research and development contract liabilities	77,764	(29,959)
Net cash used in operating activities	(1,026,337)	(414,033)

Cash flows from financing activities:
Proceeds from sale of common stock in direct equity offering, net of offering costs	3,689,761	—
Exercise of common stock warrants	17,100	—
Payment of public offering costs	(10,467)	—
Net cash provided by financing activities	3,696,394	—

Cash:
Net increase (decrease)	2,670,057	(414,033)
Balance at beginning of period	5,069,266	2,598,864
Balance at end of period	$7,739,323	$2,184,831

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,099	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2021 and 2020

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2021, and the results of its operations for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

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

Going Concern

At March 31, 2021, the Company had cash of $7,739,323 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer. This new clinical trial is being conducted through City of Hope and is estimated to cost from $2,500,000 to $2,900,000 and take approximately 18 to 24 months to conduct from its expected commencement during the quarter ending June 30, 2021. Combined with the Company’s existing clinical trial commitments, this new clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net proceeds of $3,689,761, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by mid-2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations. There is also significant uncertainty as to the effect that the coronavirus pandemic may have on the Company’s clinical trial schedule and the amount and type of financing available to the Company in the future.

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

Reverse Stock Split

On November 18, 2020, the Company effected a 1-for-6 reverse split of its outstanding shares of common stock. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split being rounded up to the nearest whole share.

All share and per share amounts and information presented herein has been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Research and development costs are generally charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. However, payments for research and development costs that are contractually defined as non-refundable are charged to operations as incurred.

Obligations incurred with respect to mandatory scheduled payments under research agreements with milestone provisions are recognized as charges to research and development costs in the Company’s consolidated statement of operations based on the achievement of such milestones, as specified in the agreement. Obligations incurred with respect to mandatory scheduled payments under research agreements without milestone provisions are accounted for when due, are recognized ratably over the appropriate period, as specified in the agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

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

As of March 31, 2021, total insurance policy premiums, in excess of premiums paid to date, amounted to $88,456, and are payable in three monthly installments of $29,767 through June 2021, with interest at 5.27% per annum. As of December 31, 2020, the unpaid insurance premium obligation was $175,658.

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $120,160 and $133,467 for the three months ended March 31, 2021 and 2020, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended March 31, 2021 and 2020 are described as follows.

General and administrative costs for the three months ended March 31, 2021 and 2020 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 9.3% and 45.6%, respectively, of total general and administrative costs. General and administrative costs for the three months ended March 31, 2020 also include charges from an accounting firm and a financial consulting firm representing 12.5% and 11.1%, respectively, of total general and administrative costs.

Research and development costs for the three months ended March 31, 2021 include charges from three vendors and consultants representing 54.2%, 15.9%, and 13.9%, respectively, of total research and development costs for that period. Research and development costs for the three months ended March 31, 2020 include charges from five vendors and consultants representing 31.7%, 20.8%, 14.4%, 12.5% and 11.0%, respectively, of total research and development costs for that period.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2021 or December 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the 12 months subsequent to March 31, 2021.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of March 31, 2021 or December 31, 2020. Subsequent to March 31, 2021, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At March 31, 2021 and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2021	2020

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	3,110,310	1,500,000
Common stock options, including options issued in the form of warrants	1,675,000	1,308,333
Total	5,514,477	3,537,500

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 was effective January 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of March 31, 2021 and December 31, 2020, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2021 and December 31, 2020, the Company had 13,538,259 shares and 12,402,157 shares, respectively, of common stock issued, issuable and outstanding.

On November 30, 2020, the Company raised gross proceeds $5,700,000 through a public offering of 1,200,000 units at a sale price of $4.75 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock exercisable for five years at an exercise price of $5.70 per share. Additionally, on December 7, 2020, the Company received an additional $1,800 from the sale of 180,000 warrants as part of the overallotment option granted to the underwriters in the public offering. The warrants sold are exercisable for five years and represent the right to purchase one share of common stock at an exercise price of $5.70 per share. The total cash costs of the public offering were $1,110,451, resulting in net cash proceeds of $4,591,349. Pursuant to the underwriting agreement, the Company also granted to the underwriters warrants to purchase up to 120,000 shares of common stock commencing on May 24, 2021 and expiring on November 24, 2025, at an exercise price of $5.70 per share.

During February and March 2021, the Company issued 3,000 shares of common stock upon the exercise of 3,000 warrants at $5.70 per share and received cash proceeds of $17,100.

Effective March 2, 2021, the Company completed the sale of 1,133,102 shares of common stock at a price of $3.70 per share in a registered direct equity offering, generating gross proceeds of $4,192,478. The total cash costs of this offering were $502,717, resulting in net proceeds of $3,689,761. Pursuant to the placement agents’ agreement, the Company granted to the placement agents warrants to purchase up to 113,310 shares of common stock commencing on March 2, 2021 and expiring on March 2, 2026, at an exercise price of $3.70 per share.

Common Stock Warrants

A summary of common stock warrant activity during the three months ended March 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2020	3,000,000	$5.850
Issued	113,310	3.700
Exercised	(3,000)	5.700
Expired	—	—
Warrants outstanding at March 31, 2021	3,110,310	$5.772	3.23

At March 31, 2021, all outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$3.700	113,310
$5.700	1,497,000
$6.000	1,500,000
3,110,310

Based on a fair market value of $3.29 per share on March 31, 2021, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2021.

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

In September 2007, the Company entered into a consulting agreement with Gil N Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and stockholders. In January 2014 and August 2018, the Company entered into respective amendments to this consulting agreement, which have extended the consulting agreement through January 28, 2024. Consideration under this consulting agreement, including amendments, has been paid exclusively in the form of stock options. Effective April 9, 2021, Mr. Schwartzberg was appointed to the Company’s Board of Directors. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company.

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020 and effective October 1, 2020 for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer with an annual salary of $250,000. During the three months ended March 31, 2020, the Company paid Dr. Kovach a salary of $15,000, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer with an annual salary of $150,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer with an annual salary of $120,000. Eric Forman is the son-in-law of Gil Schwartzberg, a member of the Company’s Board of Directors, and a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and the Company maintains a continuing banking relationship. During the three months ended March 31, 2020 (a period prior to his appointment as Chief Administrative Officer), the Company paid legal and consulting fees to the Eric Forman Law Office of $12,000, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer with an annual salary of $120,000. During the three months ended March 31, 2020 (a period prior to his appointment as Vice President and Chief Financial Officer), the Company paid Mr. Weingarten a total of $32,395 for accounting and financial consulting services rendered with respect to the preparation of the Company’s consolidated financial statements and certain other financial and compliance matters.

A summary of related party costs, including the above-described payments to Mr. Forman in 2020 prior to his appointment as Chief Administrative Officer, but excluding the payments to Mr. Weingarten in 2020 prior to his appointment as Vice President and Chief Financial Officer, for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020

Related party costs:
Cash-based	$160,000	$27,000
Stock-based	656,032	—
Total	$816,032	$27,000

Stock-based compensation arrangements involving members of the Company’s Board of Directors. officers and affiliates are described at Note 6.

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provided for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, and restricted shares of common stock, to employees and consultants, for up to 416,667 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of March 31, 2021, unexpired stock options for 208,333 shares were issued and outstanding under the 2007 Plan, of which stock options for 125,001 shares were exercised on April 22, 2021.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates for up to 2,333,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. Stockholders holding a majority of the voting power of the common stock of the Company approved the 2020 Plan pursuant to an action by written consent dated July 31, 2020. Stockholders of the Company were notified of such action by written consent pursuant to an Information Statement dated August 31, 2020 and mailed to stockholders on or about September 3, 2020. As of March 31, 2021, unexpired stock options for 1,400,000 shares were issued and outstanding under the 2020 Plan.

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

For stock options requiring an assessment of value during the three months ended March 31, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.80%
Expected dividend yield	0%
Expected volatility	201.47%
Expected life	2.5 years

There were no stock options requiring an assessment of value during the three months ended March 31, 2020.

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended March 31, 2021, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $24,710 with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted options for 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the effective date of the employment agreement. The options vested as to 25% on the effective date, and will vest 25% on each of the first, second and third anniversaries of the effective date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the stock options fully-vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 1, 2020 through August 1, 2023. During the three months ended March 31, 2021, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $35,300 with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended March 31, 2021, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $24,710 with respect to these stock options.

Effective January 6, 2021, in recognition with their service as directors of the Company over the past year, the Company granted to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo, fully-vested stock options to purchase an aggregate of 200,000 shares (50,000 shares to each director) of the Company’s common stock, exercisable for a period of five years from the grant date at $3.21 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $571,312 ($2.8566 per share) and was recorded as a charge to general and administrative costs in the consolidated statement of operations on the grant date.

A summary of stock-based compensation costs for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020

Related parties	$656,032	$—
Non-related parties	—	—
Total stock-based compensation costs	$656,032	$—

A summary of stock option activity, including options issued in the form of warrants, during the three months ended March 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2020	1,475,000	$4.136
Granted	200,000	3.210
Exercised	—	—
Expired	—	—
Stock options outstanding at March 31, 2021	1,675,000	$4.193	3.07

Stock options exercisable at March 31, 2021	1,525,000	$3.719	2.95

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $810,000 at March 31, 2021, which will be recognized subsequent to March 31, 2021 over a weighted-average period of approximately 28 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at March 31, 2021 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.720	75,000	75,000
$0.900	50,000	50,000
$0.960	33,333	33,333
$1.200	83,333	83,333
$1.680	66,667	66,667
$3.000	666,667	666,667
$3.210	200,000	200,000
$6.000	166,667	166,667
$6.600	50,000	50,000
$7.140	200,000	50,000
$12.000	83,333	83,333
	1,675,000	1,525,000

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2021 was approximately $880,750, based on a fair market value of $3.29 per share on March 31, 2021.

Outstanding stock options to acquire 150,000 shares of the Company’s common stock had not vested at March 31, 2021.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months ended March 31, 2021 and 2020, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2021, the Company was not subject to any pending or threatened legal claims or actions.

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

During the three months ended March 31, 2021 and 2020, the Company paid Moffitt $7,384 and $13,667, respectively, pursuant to this agreement. As of March 31, 2021, total costs of $110,328 have been incurred pursuant to this agreement.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. On February 18, 2020, the Company advanced $43,411 to GEIS towards a second milestone payment obligation of $87,471, which was expected to become due and payable during the quarter ended June 30, 2020 based on the anticipated achievement of the second milestone, and which was therefore recorded as an advance on the Company’s balance sheet at March 31, 2020. However, as a result of the substantial delay in commencing the clinical trial as described above, the achievement of the second milestone had been delayed until mid-2021 and the Company therefore determined to charge such advance to research and development costs in the Company’s statement of operations at June 30, 2020. Subsequently, on February 26, 2021, the Company paid an additional $24,171 to GEIS towards the second milestone payment for current work being done under this agreement.

Accordingly, during the three months ended March 31, 2021 and 2020, the Company incurred costs of $24,171 and $0, respectively, pursuant to this agreement. As of March 31, 2021, total costs of $155,053 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $5,019,000 as of March 31, 2021, consisting of approximately $4,403,000 relating to the GEIS clinical trial and approximately $616,000 relating to the Moffit clinical trial, which are expected to be incurred over the next five years through December 31, 2025.

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

The Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost approximately $600,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $300,000 as of March 31, 2021, which are expected to be incurred through June 30, 2021.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately 18 to 24 months to complete. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months.

As of March 31, 2021, the Company had paid an initial non-refundable payment under this agreement of $240,508, which was charged to research and development costs in the statement of operations upon payment. As of March 31, 2021, total costs of $240,508 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to this clinical trial agreement, less amounts previously paid to date under this agreement, totaled approximately $2,718,000 as of March 31, 2021, which are expected to be incurred over the next two years. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended March 31, 2021 and 2020, the Company incurred costs of $941 and $5,686, respectively, pursuant to this work order. As of March 31, 2021, total costs of $76,729 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $876,000 as of March 31, 2021, which are expected to be incurred over the next five years through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. During the three months ended March 31, 2021, the Company incurred costs of $3,540 pursuant to this work order. As of March 31, 2021, total costs of $3,540 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $332,000 as of March 31, 2021, which are expected to be incurred through September 30, 2023.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of March 31, 2021 and 2020, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended March 31, 2021 and 2020, the Company recorded charges to operations of $6,164 and $6,165, respectively, in connection with its obligations under the License Agreement. As of March 31, 2021, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly (see Note 5). The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended March 31, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended March 31, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications, and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The Company agreed to pay a monthly fee of $7,500, including any renewal term, and also agreed to issue restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000 (see Note 4). Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. During the three months ended March 31, 2021, the Company incurred charges in the amount of $22,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Impact of the Novel Coronaviru-19) on the Company’s Business Activities

The global outbreak of the novel coronavirus (COVID-19) has led to disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

Compensatory Arrangements for Board of Directors, Other Committee Members and Officers

On April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation package for the members of the Board of Directors and committee members, effective immediately.

The Board of Directors approved the following cash compensation for non-officer directors, payable quarterly:

Base director compensation - $20,000 per year

Chairman of audit committee - additional $10,000 per year

Chairman of any other committees - additional $5,000 per year

Member of audit committee - additional $5,000 per year

Member of any other committees - additional $2,500 per year

The Board of Directors also approved the annual granting of stock options to each non-officer director to purchase 100,000 shares of common stock at the closing market price on the earlier of the date of the annual meeting of shareholders or the last business day of the month ending June 30, vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested.

The Board of Directors also approved the granting of stock options to a new director to purchase 250,000 shares of common stock, exercisable at the closing market price on the date of grant for a period of five years, vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested.

On April 9, 2021, the Board of Directors also approved an increase in annual compensation to each of Eric J. Forman, the Company’s Chief Administrative Officer, Dr. James S. Miser, the Company’s Chief Medical Officer, and Robert N. Weingarten, the Company’s Chief Financial Officer, to $175,000 effective May 1, 2021.

Changes in Board of Directors and Issuance of Stock Options

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and pre-clinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of directors, Mr. Schwartzberg was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.20 per share (the closing market price on the date of grant), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested.

Exercise of Stock Options

On April 22, 2021, the Company issued 125,001 shares of its common stock upon the exercise of options held by an officer and two of the Company’s Directors as follows: 75,000 options at $0.72 per share, 16,667 options at $0.90 per share, and 33,334 options at $0.96 per share, for total cash proceeds of $101,101.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future clinical trials and their timing and costs, product demand, supply, manufacturing costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend”, “anticipate”, “believe”, “estimate”, “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

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

Reverse Stock Split

On November 18, 2020, the Company effected a 1-for-6 reverse split of its outstanding shares of common stock. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split being rounded up to the nearest whole share.

All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Sale of Common Stock

Effective March 2, 2021, the Company completed the sale of 1,133,102 shares of common stock at a price of $3.70 per share in a registered direct equity offering, generating gross proceeds of $4,192,478. The total cash costs of this offering were $502,717, resulting in net proceeds of $3,689,761. Pursuant to the placement agents’ agreement, the Company granted to the placement agents warrants to purchase up to 113,310 shares of common stock commencing on March 2, 2021 and expiring on March 2, 2026, at an exercise price of $3.70 per share.

Going Concern

At March 31, 2021, the Company had cash of $7,739,323 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 included elsewhere in this document.

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

Product Candidates

The LB-100 series consists of novel structures which have the potential to be first in their class and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases. The LB-200 series contains compounds which may be useful for the treatment of chronic hereditary diseases, such as Gaucher’s disease, in addition to cancer and neurodegenerative diseases.

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

Impact of the Novel Coronavirus (COVID-19) on the Company’s Business Activities

The global outbreak of the novel coronavirus (COVID-19) has led to disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

Results of Operations

At March 31, 2021, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2021	2020

Revenues	$—	$—

Costs and expenses:
General and administrative costs	1,281,654	292,484
Research and development costs	443,526	94,673
Total costs and expenses	1,725,180	387,157
Loss from operations	(1,725,180)	(387,157)
Interest income	146	3,982
Interest expense	(2,110)	—
Net loss	$(1,727,144)	$(383,175)

Net loss per common share – basic and diluted	$(0.14)	$(0.03)

Weighted average common shares outstanding – basic and diluted	12,768,201	11,174,302

Three Months Ended March 31, 2021 and 2020

Revenues. The Company did not have any revenues for the three months ended March 31, 2021 and 2020.

General and Administrative Costs. For the three months ended March 31, 2021, general and administrative costs were $1,281,654, which consisted of the fair value of vested stock options issued to officers and consultants of $656,032, patent and licensing legal fees and costs of $120,160, other consulting and professional fees of $194,882, insurance expense of $87,757, officer’s salary and related costs of $173,582, licensing fees of $6,164, shareholder reporting costs of $10,386, listing fees of $14,500, filing fees of $9,574, taxes and licenses of $4,233, and other operating costs of $4,384.

For the three months ended March 31, 2020, general and administrative costs were $292,484, which consisted of patent and licensing legal fees and costs of $133,467, other consulting and professional fees of $107,742, insurance expense of $14,284, officer’s salary and related costs of $17,021, licensing fees of $6,165, shareholder reporting cost of $3,591, listing fees of $3,000, filing fees of $5,000, taxes and licenses of $1,080, and other operating costs of $1,134.

General and administrative costs increased by $989,170 or 338.2% in 2021 as compared to 2020, primarily as a result of an increase in the fair value of vested stock options issued to officers and consultants of $656,032, an increase in other consulting and professional fees of $87,140, an increase in insurance expense of $73,473, and an increase in officer’s salary and related costs of $156,561.

Research and Development Costs. For the three months ended March 31, 2021, research and development costs were $443,526, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $240,508 to the City of Hope, $24,170 to GEIS, $30,000 to BioPharmaWorks, $132,286 to two contract research and development firms for the synthesis work to develop a new supply of LB-100 for the GEIS clinical trial, and $16,562 to various other contractors.

For the three months ended March 31, 2020, research and development costs were $94,673, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $13,667 to Moffitt, $10,456 to Theradex, $30,000 to BioPharmaWorks and $40,550 to various other contractors.

Research and development costs increased by $348,853 in 2021 as compared to 2020, as a result of an increase in contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Interest Income. For the three months ended March 31, 2021, the Company had interest income of $146, as compared to interest income of $3,982 for the three months ended March 31, 2020, as a result of a reduction in the Company’s cash resources previously invested in short-term federally insured certificates of deposit.

Interest Expense. For the three months ended March 31, 2021, the Company had interest expense of $2,110 related to the financing of its directors and officers liability insurance premium. The Company had no interest expense during the three months ended March 31, 2020.

Net Loss. For the three months ended March 31, 2021, the Company incurred a net loss of $1,727,144, as compared to a net loss of $383,175 for the three months ended March 31, 2020.

Liquidity and Capital Resources – March 31, 2021

At March 31, 2021, the Company had working capital of $7,647,700, as compared to working capital of $5,011,951 at December 31, 2020, reflecting an increase in working capital of $2,635,749 for the three months ended March 31, 2021. The increase in working capital during the three months ended March 31, 2021 was the result of the net cash proceeds of $3,689,761 from the Company’s March 2021 direct equity offering, and proceeds of $17,100 from the exercise of warrants, which are being utilized to fund the Company’s research and development activities and ongoing operating expenses, including the Company’s clinical trial program and maintaining and developing the patent portfolio. At March 31, 2021, the Company had cash of $7,739,323 available to fund its operations.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer. This new clinical trial is being conducted through City of Hope and is estimated to cost approximately $2,900,000 and take approximately 18 to 24 months to conduct from its expected commencement during the quarter ending June 30, 2021. Combined with the Company’s existing clinical trial commitments, this new clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net proceeds of $3,689,761, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by mid-2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations. There is also significant uncertainty as to the effect that the coronavirus pandemic may have on the Company’s clinical trial schedule and the amount and type of financing available to the Company in the future.

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

Operating Activities. For the three months ended March 31, 2021, operating activities utilized cash of $1,026,337, as compared to utilizing cash of $414,033 for the three months ended March 31, 2020, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the three months ended March 31, 2021 and 2020, the Company had no investing activities.

Financing Activities. For the three months ended March 31, 2021, financing activities consisted of the gross proceeds from the sales of common stock in the Company’s direct equity offering of $4,192,478, offset by offering costs of $502,717. The Company had no financing activities for the three months ended March 31, 2020.

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

During the three months ended March 31, 2021 and 2020, the Company paid Moffitt $7,384 and $13,667, respectively, pursuant to this agreement. As of March 31, 2021, total costs of $110,328 have been incurred pursuant to this agreement.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. On February 18, 2020, the Company advanced $43,411 to GEIS towards a second milestone payment obligation of $87,471, which was expected to become due and payable during the quarter ended June 30, 2020 based on the anticipated achievement of the second milestone, and which was therefore recorded as an advance on the Company’s balance sheet at March 31, 2020. However, as a result of the substantial delay in commencing the clinical trial as described above, the achievement of the second milestone had been delayed until mid-2021 and the Company therefore determined to charge such advance to research and development costs in the Company’s statement of operations at June 30, 2020. Subsequently, on February 26, 2021, the Company paid an additional $24,171 to GEIS towards the second milestone payment for current work being done under this agreement.

Accordingly, during the three months ended March 31, 2021 and 2020, the Company incurred costs of $24,171 and $0, respectively, pursuant to this agreement. As of March 31, 2021, total costs of $155,053 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $5,019,000 as of March 31, 2021, consisting of approximately $4,403,000 relating to the GEIS clinical trial and approximately $616,000 relating to the Moffit clinical trial, which are expected to be incurred over the next five years through December 31, 2025.

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

The Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost approximately $600,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $300,000 as of March 31, 2021, which are expected to be incurred through June 30, 2021.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately 18 to 24 months to complete. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months.

As of March 31, 2021, the Company had paid an initial non-refundable payment under this agreement of $240,508, which was charged to research and development costs in the statement of operations upon payment. As of March 31, 2021, total costs of $240,508 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to this clinical trial agreement, less amounts previously paid to date under this agreement, totaled approximately $2,718,000 as of March 31, 2021, which are expected to be incurred over the next two years. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial would be completed over a period of four years from its initiation, with the final analysis and reporting expected by July 2023.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended March 31, 2021 and 2020, the Company incurred costs of $941 and $5,686, respectively, pursuant to this work order. As of March 31, 2021, total costs of $76,729 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $876,000 as of March 31, 2021, which are expected to be incurred over the next five years through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. During the three months ended March 31, 2021, the Company incurred costs of $3,540 pursuant to this work order. As of March 31, 2021, total costs of $3,540 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $332,000 as of March 31, 2021, which are expected to be incurred through September 30, 2023.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of March 31, 2021 and 2020, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended March 31, 2021 and 2020, the Company recorded charges to operations of $6,164 and $6,165, respectively, in connection with its obligations under the License Agreement. As of March 31, 2021, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly. The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause.

On April 9, 2021, the Board of Directors approved an increase in annual compensation to each of Eric J. Forman, the Company’s Chief Administrative Officer, Dr. James S. Miser, the Company’s Chief Medical Officer, and Robert N. Weingarten, the Company’s Chief Financial Officer, to $175,000 effective May 1, 2021.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended March 31, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended March 31, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications, and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The Company agreed to pay a monthly fee of $7,500, including any renewal term, and also agreed to issue restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. During the three months ended March 31, 2021, the Company incurred charges in the amount of $22,500 with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

At March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Securities and Exchange Commission (the “SEC”), the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the most recent period covered by this report.

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

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles.

However, if in future periods the Company develops material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis and its consolidated financial statements may be materially misstated. In addition, the Company may also engage in business activities or transactions in future periods that could negatively affect its internal control over financial reporting and result in additional material weaknesses.

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended March 31, 2021.

Changes in Internal Control Over Financial Reporting

The Company’s management, consisting of its Chief Executive Officer and its Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which are beyond the Company’s control, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 26, 2021 (the “2020 Form 10-K”).

The Risk Factors set forth in the 2020 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2020 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

As of the date of this filing, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Clinical Research Support Agreement with City of Hope.[1]

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 12, 2021	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer

Date: May 12, 2021	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer

