Form 10-Q
period 2021-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2021-08-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39717

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

680 East Colorado Boulevard, Suite 180

Pasadena, California 91101

(Address of principal executive offices, including Zip Code)

(631) 830-7092

(Registrant’s telephone number, including area code)

248 Route 25A, No. 2

East Setauket, New York 11733

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIXT	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock, par value $0.0001 per share	LIXTW	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 1, 2021, the Company had 13,746,593 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets:
Cash	$6,798,477	$5,069,266
Advances on research and development contract services	323,333	76,898
Prepaid insurance	75,983	67,311
Other prepaid expenses and current assets	44,871	15,000
Total current assets	7,242,664	5,228,475
Total assets	$7,242,664	$5,228,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $27,833 and $0 to related parties at June 30, 2021 and December 31, 2020, respectively	$162,447	$190,292
Accrued offering costs	—	10,467
Research and development contract liabilities	213,879	15,765
Total current liabilities	376,326	216,524

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 13,663,260 shares and 12,402,157 shares at June 30, 2021 and December 31, 2020, respectively	1,366	1,240
Additional paid-in capital	37,179,050	31,864,479
Accumulated deficit	(33,814,078)	(30,353,768)
Total stockholders’ equity	6,866,338	5,011,951
Total liabilities and stockholders’ equity	$7,242,664	$5,228,475

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including compensation to officers, directors and affiliates of $1,033,304 and $27,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,849,336 and $54,000 to related parties for the six months ended June 30, 2021 and 2020, respectively	1,470,180	255,443	2,751,834	547,928
Research and development costs	262,415	117,946	705,941	212,618
Total costs and expenses	1,732,595	373,389	3,457,775	760,546
Loss from operations	(1,732,595)	(373,389)	(3,457,775)	(760,546)
Interest income	180	264	326	4,246
Interest expense	(751)	—	(2,861)	—
Net loss	$(1,733,166)	$(373,125)	$(3,460,310)	$(756,300)

Net loss per common share – basic and diluted	$(0.13)	$(0.03)	$(0.26)	$(0.07)

Weighted average common shares outstanding – basic and diluted	13,633,040	11,174,302	13,203,010	11,174,302

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Six Months Ended June 30, 2021 and 2020

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended June 30, 2021:
Balance, March 31, 2021	350,000	$3,500,000	13,538,259	$1,354	$36,227,258	$(32,080,912)	$7,647,700
Exercise of options	—	—	125,001	12	100,988	—	101,000
Stock-based compensation expense	—	—	—	—	850,804	—	850,804
Net loss for the period	—	—	—	—	—	(1,733,166)	(1,733,166)
Balance, June 30, 2021	350,000	$3,500,000	13,663,260	$1,366	$37,179,050	$(33,814,078)	$6,866,338

Six months ended June 30, 2021:
Balance, December 31, 2020	350,000	$3,500,000	12,402,157	$1,240	$31,864,479	$(30,353,768)	$5,011,951
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	1,133,102	113	3,689,648	—	3,689,761
Exercise of warrants	—	—	3,000	1	17,099	—	17,100
Exercise of options	—	—	125,001	12	100,988	—	101,000
Stock-based compensation expense	—	—	—	—	1,506,836	—	1,506,836
Net loss for the period	—	—	—	—	—	(3,460,310)	(3,460,310)
Balance, June 30, 2021	350,000	$3,500,000	13,663,260	$1,366	$37,179,050	$(33,814,078)	$6,866,338

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Six Months Ended June 30, 2021 and 2020

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended June 30, 2020:
Balance, March 31, 2020	350,000	$3,500,000	11,174,302	$1,117	$26,021,904	$(27,472,061)	$2,050,960
Net loss for the period	—	—	—	—	—	(373,125)	(373,125)
Balance, June 30, 2020	350,000	$3,500,000	11,174,302	$1,117	$26,021,904	$(27,845,186)	$1,677,835

Six months ended June 30, 2020:
Balance, December 31, 2019	350,000	$3,500,000	11,174,302	$1,117	$26,021,904	$(27,088,886)	$2,434,135
Net loss for the period	—	—	—	—	—	(756,300)	(756,300)
Balance, June 30, 2020	350,000	$3,500,000	11,174,302	$1,117	$26,021,904	$(27,845,186)	$1,677,835

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(3,460,310)	$(756,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	1,506,836	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(246,435)	—
Accrued interest receivable	—	14,367
Prepaid insurance	(8,672)	19,889
Other prepaid expenses and current assets	(29,871)	8,295
Increase (decrease) in -
Accounts payable and accrued expenses	(27,845)	15,319
Research and development contract liabilities	198,114	(70,252)
Net cash used in operating activities	(2,068,183)	(768,682)

Cash flows from financing activities:
Proceeds from sale of common stock in direct equity offering, net of offering costs	3,689,761	—
Payment of deferred offering costs	—	(55,850)
Exercise of common stock warrants	17,100	—
Exercise of common stock options	101,000	—
Payment of public offering costs	(10,467)	—
Net cash provided by (used in) financing activities	3,797,394	(55,850)

Cash:
Net increase (decrease)	1,729,211	(824,532)
Balance at beginning of period	5,069,266	2,598,864
Balance at end of period	$6,798,477	$1,774,332

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,944	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2021 and 2020

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at June 30, 2021, and for the three months and six months ended June 30, 2021 and 2020, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of its operations for the three months and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date.

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

Going Concern

At June 30, 2021, the Company had cash of $6,798,477 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer. This new clinical trial is being conducted through City of Hope and is estimated to cost from $2,500,000 to $2,900,000 and take approximately 24 to 30 months. Combined with the Company’s existing clinical trial commitments, this new clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net proceeds of $3,689,761, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by mid-2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and clinical trials with respect to the Company’s compounds and product candidates. Research and development costs also include the costs to produce the compounds used in research and clinical trials, which are charged to operations as incurred.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $108,193 and $143,444 for the three months ended June 30, 2021 and 2020, and $228,352 and $276,912 for the six months ended June 30, 2021 and 2020, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months and six months ended June 30, 2021 and 2020 are described as follows.

General and administrative costs for the three months ended June 30, 2021 and 2020 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 7.5% and 56.3%, respectively, of total general and administrative costs.

General and administrative costs for the six months ended June 30, 2021 and 2020 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 8.4% and 50.7%, respectively, of total general and administrative costs. .

Research and development costs for the three months ended June 30, 2021 include charges from three vendors and consultants representing 26.3%, 26.0%, and 11.4%, respectively, of total research and development costs for that period. Research and development costs for the three months ended June 30, 2020 include charges from three vendors and consultants representing 36.8%, 25.6%, and 10.5%, respectively, of total research and development costs for that period.

Research and development costs for the six months ended June 30, 2021 include charges from two vendors and consultants representing 43.8%, and 19.7%, respectively, of total research and development costs for that period. Research and development costs for the six months ended June 30, 2020 include charges from four vendors and consultants representing 28.3%, 20.4%, 15.1%, and 11.9%, respectively, of total research and development costs for that period.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2021 or December 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the 12 months subsequent to June 30, 2021.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of June 30, 2021 or December 31, 2020. Subsequent to June 30, 2021, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At June 30, 2021 and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2021	2020

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	3,110,310	1,500,000
Common stock options, including options issued in the form of warrants	2,550,000	1,308,333
Total	6,389,477	3,537,500

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of June 30, 2021 and December 31, 2020, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 729,167 shares of common stock at June 30, 2021 and December 31, 2020. The Company had the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of their respective closing dates (March 17, 2015 and January 21, 2016) at a price per share equal to $50.00. Accordingly, as of December 31, 2020, the Company had the right to redeem the 175,000 shares of Series A Convertible Preferred Stock that were issued on January 21, 2016; however, that right expired on January 21, 2021. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2021 and December 31, 2020, the Company had 13,663,260 shares and 12,402,157 shares, respectively, of common stock issued, issuable and outstanding.

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

On April 22, 2021, the Company issued 125,001 shares of its common stock upon the exercise of options held by an officer and two of the Company’s Directors as follows: 75,000 options at $0.72 per share, 16,667 options at $0.90 per share, and 33,334 options at $0.96 per share, for total cash proceeds of $101,100.

Common Stock Warrants

A summary of common stock warrant activity during the six months ended June 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2020	3,000,000	$5.850
Issued	113,310	3.700
Exercised	(3,000)	5.700
Expired	—	—
Warrants outstanding at June 30, 2021	3,110,310	$5.772	2.98

At June 30, 2021, all outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$3.700	113,310
$5.700	1,497,000
$6.000	1,500,000
3,110,310

Based on a fair market value of $3.03 per share on June 30, 2021, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2021.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

Gil N Schwartzberg

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

Employment Agreements with Officers

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer with an annual salary of $250,000. During the three months and six months ended June 30, 2020 (periods prior to the above-described employment agreement), the Company paid Dr. Kovach a salary of $15,000 and $30,000, respectively, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer with an annual salary of $120,000. Eric Forman is the son-in-law of Gil Schwartzberg, a member of the Company’s Board of Directors, and a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is on deposit and the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. During the three months and six months ended June 30, 2020 (periods prior to his appointment as Chief Administrative Officer), the Company paid legal and consulting fees to the Eric Forman Law Office of $12,000 and $24,000, respectively, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months and six months ended June 30, 2020 (periods prior to his appointment as Vice President and Chief Financial Officer), the Company paid Mr. Weingarten a total of $14,980 and $47,375, respectively, for accounting and financial consulting services rendered with respect to the preparation of the Company’s consolidated financial statements and certain other financial and compliance matters.

On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, the Company’s Chief Administrative Officer, Dr. James S. Miser, the Company’s Chief Medical Officer, and Robert N. Weingarten, the Company’s Chief Financial Officer, under the employment agreements such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Compensatory Arrangements for Board of Directors

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

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their service on the Board of Directors, for the three months and six months ended June 30, 2021 and 2020 is presented below. This summary includes the above-described payments to Mr. Forman in 2020 prior to his appointment as Chief Administrative Officer, but excludes the payments to Mr. Weingarten in 2020 prior to his appointment as Vice President and Chief Financial Officer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2019

Related party costs:
Cash-based	$182,500	$27,000	$342,500	$54,000
Stock-based	850,804	—	1,506,836	—
Total	$1,033,304	$27,000	$1,849,336	$54,000

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors and consultants of the Company.

On June 20, 2007, the Board of Directors of the Company approved the 2007 Stock Compensation Plan (the “2007 Plan”), which provided for the granting of awards, consisting of stock options, stock appreciation rights, performance shares, and restricted shares of common stock, to employees and consultants, for up to 416,667 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2007 Plan terminated on June 19, 2017. As of June 30, 2021, unexpired stock options for 83,333 shares were issued and outstanding under the 2007 Plan, which were exercised effective July 14, 2021.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates for up to 2,333,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. Stockholders holding a majority of the voting power of the common stock of the Company approved the 2020 Plan pursuant to an action by written consent dated July 31, 2020. Stockholders of the Company were notified of such action by written consent pursuant to an Information Statement dated August 31, 2020 and mailed to stockholders on or about September 3, 2020. As of June 30, 2021, unexpired stock options for 400,000 shares were issued and outstanding under the 2020 Plan.

On April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation package for the members of the Board of Directors and committee members, effective immediately.

Stock-based features of the compensation package consisted of the annual granting of stock options to each non-officer director to purchase 100,000 shares of common stock at the closing market price on the earlier of the date of the annual meeting of shareholders or the last business day of the month ending June 30, vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, and the granting of stock options to a new director to purchase 250,000 shares of common stock, exercisable at the closing market price on the date of grant for a period of five years, vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested.

Cash-based features of the compensation package are described at Note 8.

The fair value of a stock option award is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

For stock options requiring an assessment of value during the six months ended June 30, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.89%
Expected dividend yield	0%
Expected volatility	198.79%
Expected life	3.5 to 3.6 years

There were no stock options requiring an assessment of value during the six months ended June 30, 2020.

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months and six months ended June 30, 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,985 and $49,695, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted options for 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the effective date of the employment agreement. The options vested as to 25% on the effective date, and will vest 25% on each of the first, second and third anniversaries of the effective date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the stock options fully-vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 1, 2020 through August 1, 2023. During the three months and six months ended June 30, 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $35,693 and $70,993, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020, and will vest 25% on each of the first, second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months and six months ended June 30, 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,985 and $49,695, respectively, with respect to these stock options.

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

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and pre-clinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the recently adopted cash and equity compensation package for the members of the Board of Directors, Mr. Schwartzberg was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.20 per share (the closing market price on the date of grant), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($3.0144 per share), of which $376,800 was attributable to the stock options fully-vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from April 9, 2021 through June 30, 2023. During the three months and six months ended June 30, 2021, the Company recorded a charge to general and administrative costs in the consolidated statement of operations with respect to these stock options of $414,851.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the recently adopted cash and equity compensation package for the members of the Board of Directors, Ms. Brown was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.80 per share (the closing market price on the date of grant), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the stock options fully-vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from May 11, 2021 through June 30, 2023. During the three months and six months ended June 30, 2021, the Company recorded a charge to general and administrative costs in the consolidated statement of operations with respect to these stock options of $350,290.

On June 30, 2021, the Board of Directors, in accordance with the recently adopted cash and equity compensation package for the members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options exercisable for a period of five years to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock at an exercise price of $3.03 per share (the closing market price on the date of grant), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The total fair value of the 500,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($2.84225 per share), which will be charged to operations ratably from July 1, 2021 through June 30, 2023.

A summary of stock-based compensation costs for the three months and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Related parties	$850,804	$—	$1,506,836	$—
Non-related parties	—	—	—	—
Total stock-based compensation costs	$850,804	$—	$1,506,836	$—

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2020	1,475,000	$4.136
Granted	1,200,000	3.048
Exercised	(125,001)	0.808
Expired	—	—
Adjustment attributable to reverse stock split	1	—
Stock options outstanding at June 30, 2021	2,550,000	$3.787	3.79

Stock options exercisable at June 30, 2021	1,650,000	$3.831	3.24

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $2,791,000 at June 30, 2021, which will be recognized subsequent to June 30, 2021 over a weighted-average period of approximately 24 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at June 30, 2021 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.900	33,333	33,333
$1.200	83,333	83,333
$1.680	66,667	66,667
$2.800	250,000	125,000
$3.000	666,667	666,667
$3.030	500,000	—
$3.200	250,000	125,000
$3.210	200,000	200,000
$6.000	166,667	166,667
$6.600	50,000	50,000
$7.140	200,000	50,000
$12.000	83,333	83,333
	2,550,000	1,650,000

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2021 was approximately $362,251, based on a fair market value of $3.03 per share on June 30, 2021.

Outstanding stock options to acquire 900,000 shares of the Company’s common stock had not vested at June 30, 2021.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months and six months ended June 30, 2021 and 2020, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2021, the Company was not subject to any pending or threatened legal claims or actions.

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

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug Application (“IND”) to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of patients with del5qMDS are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. A total enrollment of 41 patients is planned. An interim analysis will be done after the first 21 patients are entered. If there are 3 or more responders but fewer than 7, an additional 20 patients will be entered. If at any point there are 7 or more responders, this will be sufficient evidence to support continued development of LB-100 for the treatment of low and intermediate-1 risk MDS. Recruitment has been slow and the Covid-19 pandemic has further reduced recruitment of patients into the protocol. At the current rate of accrual, the clinical trial is expected to be completed over a period of approximately four years from its initiation. However, with additional funds, the Company’s objective would be to add two additional MDS centers to the Phase 2 portion of the study to accelerate patient accrual.

During the three months ended June 30, 2021 and 2020, the Company incurred costs of $10,309 and $11,698, respectively, pursuant to this agreement. During the six months ended June 30, 2021 and 2020, the Company incurred costs of $17,693 and $25,364, respectively, pursuant to this agreement. As of June 30, 2021, total costs of $103,927 have been incurred pursuant to this agreement.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal was to enter the first patient during the quarter ended December 31, 2020, with approximately 150 patients to be enrolled over two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when about half of the 102 events required for final analysis is reached.

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

A new batch of LB 100 has been prepared and is now undergoing the multitude of analytical studies of the formulated product necessary to gain approval for use in the European Union. Regulatory reviews by the European Union have been delayed until October 2021 as a result of which the final review of the clinical product by Spanish regulatory authorities will also be delayed. Accordingly, the clinical trial is now estimated to begin during the quarter ending June 30, 2022 and take approximately three years to conduct.

The interim analysis of this clinical trial could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

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

Accordingly, during the three months ended June 30, 2021 and 2020, the Company incurred costs of $0 and $43,411, respectively, pursuant to this agreement. During the six months ended June 30, 2021 and 2020, the Company incurred costs of $24,171 and $43,411 respectively, pursuant to this agreement. As of June 30, 2021, total costs of $155,053 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $5,798,000 as of June 30, 2021, consisting of approximately $5,193,000 relating to the GEIS clinical trial and approximately $605,000 relating to the Moffit clinical trial, which are expected to be incurred over approximately the next five years through December 31, 2025.

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

As of June 30, 2021, the Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost approximately $737,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $371,000 as of June 30, 2021, which are expected to be incurred through the quarter ending March 31, 2022. As the production of the new inventory is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with a standard regimen for treatment of untreated extensive- stage disease small cell lung cancer (ED-SCLC). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved but marginally effective regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (RP2D). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free-survival and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately 18 to 24 months to complete. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months.

The Company is seeking two additional centers to increase the rate of accrual. As described below, a recent publication may heighten the interest of institutions with large populations of small cell lung cancer (SCLC) patients. LB-100 was reported to enhance the effectiveness of elements of standard therapy in models of SCLC (Mirzapoiazova el al., Molecular Cancer Therapeutics, online July 12, 2021). Dr. Ravi Salgia, MD, PhD, Professor and Chair of the Department of Medical Oncology and Therapeutics Research at the City of Hope National Medical Center, is the corresponding author of the paper and also the principal investigator for the Company’s SCLC clinical trial. Dr. Salgia and collaborators found multiple metabolic changes associated with cell death in SCLC cells when exposed to LB-100 alone and when combined with the drugs in a standard clinical regimen for this notoriously aggressive disease.

LB-100 has been reported to increase the effectiveness of a number of anti-cancer drugs against several different types of human cancers without increasing toxicity in animal models. The recent pre-clinical study of SCLC cells observed that (1) LB-100 increases the amount of carboplatin that enters the tumor cells without increasing toxicity, and (2) LB-100 potentiates the action of the immune-blocker, atezolizumab. These observations are important because, taken together, they not only constitute a strong rationale for the clinical trial of LB-100 plus chemo-immunotherapy in SCLC, but they also complement earlier pre-clinical observations that LB-100 can (1) reverse resistance of cancer cells (ovarian) to cisplatin, another widely used chemotherapy drug (Chang et al., Molecular Cancer Therapeutics, November 5, 2014), (2) increase the entry of another important anti-cancer agent, doxorubicin, into liver cancer cells associated with increased anti-tumor activity (Bai et al, Molecular Cancer Therapeutics, August 14, 2014), and (3) enhance the effectiveness of immune-blockers against several types of cancers (Ho et al. Nature Comm., May 29, 2018). These observations raise the possibility that the addition of LB-100 may be a general way to enhance standard therapies for cancers for which better treatments are urgently needed. The present clinical trial in SCLC is an initial step in testing that hypothesis, as is the planned clinical trial in advanced soft tissue sarcoma in which LB-100 is combined with doxorubicin.

During the three months and six months ended June 30, 2021, the Company incurred costs of $69,001 and $309,509, respectively, pursuant to this agreement. As of June 30, 2021, total costs of $309,509 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to this clinical trial agreement, less amounts previously paid to date under this agreement, totaled approximately $2,433,000 as of June 30, 2021, which are expected to be incurred over the next two years based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. Alternatively, should fewer than 42 enrollees be required, the Company has agreed to compensate the City of Hope on a per enrollee basis. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial is expected to be completed over a period of four years from its initiation.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended June 30, 2021 and 2020, the Company incurred costs of $7,540 and $5,790, respectively, pursuant to this work order. During the six months ended June 30, 2021 and 2020, the Company incurred costs of $8,481 and $11,476, respectively, pursuant to this work order. As of June 30, 2021, total costs of $90,636 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $873,000 as of June 30, 2021, which are expected to be incurred over approximately the next five years through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. During the three months and six months ended June 30, 2021, the Company incurred costs of $10,773 and $14,313, respectively, pursuant to this work order. As of June 30, 2021, total costs of $14,313 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $324,000 as of June 30, 2021, which are expected to be incurred through September 30, 2023.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of June 30, 2021 and 2020, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2021 and 2020, the Company recorded charges to operations of $6,233 and $6,233, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2021 and 2020, the Company recorded charges to operations of $12,397 and $12,398, respectively, in connection with its obligations under the License Agreement. As of June 30, 2021, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly (see Note 5). The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, the Company’s Chief Administrative Officer, Dr. James S. Miser, the Company’s Chief Medical Officer, and Robert N. Weingarten, the Company’s Chief Financial Officer, under the employment agreements such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2021 and 2020, respectively, and $8,000 and $8,000 for the six months ended June 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2021 and 2020, respectively, and $60,000 and $60,000 for the six months ended June 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

Effective August 12, 2020, the Company entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting pre-clinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The pre-clinical studies will be conducted at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the pre-clinical studies confirm that LB-100 reduces AS signs in rodent models, the Company has agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of the Company’s investigational compound, LB-100. The Company has agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which is initially expected to be completed within three years. Conditioned on FAST’s completion of this study, the Company has agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by the Company, up to a maximum of $250,000 from the exploitation of the study results.

The research team at the University of California, Davis recently completed their pre-clinical study of the potential benefit of LB-100 in a mouse model of AS, and the results are currently under review by FAST. The preliminary analysis indicates that the positive results previously reported by Chinese investigators were not confirmed in the US model. The Company is awaiting input from FAST as to whether it intends to continue to pursue pre-clinical studies of LB 100.

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications, and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The Company agreed to pay a monthly fee of $7,500, including any renewal term, and also agreed to issue restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000 (see Note 4). Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. During the three months and six months ended June 30, 2021, the Company incurred charges in the amount of $22,500 and $45,000, respectively, with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

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

The most problematic issue directly related to Covid-19 for the Company is the delay in completing the glioblastoma (GBM) pharmacology clinical trial at NCI. This clinical trial is being conducted by the NCI without charge to the Company. The neurosurgical unit at the NCI is closed due to the Covid-19 epidemic. Patient entry remains at two, with the goal to enter eight patients before analyzing results. There is an urgent need to improve therapy for this type of aggressive brain tumor. If the NCI study shows that LB-100 does penetrate the brain, a clinical study of LB-100 in combination with standard therapy for GBM, the drug temozolomide and radiation, both of which have been well documented in pre-clinical studies to be significantly enhanced by LB-100, would be of significant interest to neuro-oncologists frustrated by decades of limited advances in therapy for this common brain tumor in adults.

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

Exercise of Stock Options

Effective July 14, 2021, stock options for 83,333 shares of common stock were exercised by a consultant of the Company at $1.20 per share, generating total cash proceeds of $100,000.

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

Recent Developments

Phosphatase inhibition by LB-100 enhances BMN-111 stimulation of bone growth:

On July 22, 2021, the Company issued a press release commenting on outside pre-clinical research demonstrating that inhibition of protein phosphatase 2A (PP2A) with LB-100, combined with the experimental drug vosoritide (BioMarin), was more effective than vosoritide alone in stimulating bone and cartilage growth in a mouse model of the most common form of dwarfism, achondroplasia (ACH). Although the BioMarin compound alone was beneficial in clinical trials, the addition of LB-100 enhanced the activity of vosoritide in the animal models of ACH and led the authors to conclude that their study provides a proof of concept that a phosphatase inhibitor may be a beneficial addition to therapy with vosoritide (Shuhaibar et al., JCI Insight 2021).

The Company’s development of LB-100 as the only presently available PP2A inhibitor in clinical trials has opened a variety of possibilities for adding inhibition of PP2A to therapeutic regimens for a range of serious diseases. LB-100 has been shown to enhance anti-cancer activity of standard chemotherapy and immunotherapy regimens against a broad spectrum of human cancers in animal models. The Company’s focus is to demonstrate the clinical therapeutic benefit of LB-100 in one or more cancers for which more effective treatments are urgently needed. Many investigators, of which Shuhaibar and colleagues are among the most recent, have used LB-100 in pre-clinical studies that have revealed that targeting of the PP2A function appears to have a multitude of potential applications to serious human diseases in addition to cancer.

Going Concern

At June 30, 2021, the Company had cash of $6,798,477 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2021 and 2020 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2021 and 2020 included elsewhere in this document.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and clinical trials with respect to the Company’s compounds and product candidates. Research and development costs also include the costs to produce the compounds used in research and clinical trials, which are charged to operations as incurred.

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

Collaborations with leading academic research centers in the United States, Europe and Asia have established the breadth of activity of LB-100 in pre-clinical models of several major cancers. There is considerable scientific interest in LB-100 because it exerts its activity by a novel mechanism and is the first of its type to be evaluated so broadly in multiple animal models of cancer and now in human beings. LB-100 is one of a series of serine/threonine phosphatase (s/t ptase) inhibitors designed by the Company. The s/t ptases are ubiquitous enzymes that regulate many cell-signaling networks important to cell growth, division and death. The s/t ptases have long been appreciated as potentially important targets for anti-cancer drugs. However, because of the multi- functionality of these enzymes, it had been widely held that pharmacologic inhibitors of s/t ptases would be too toxic to allow their development as anti-cancer treatments, but the Company has shown that this is not the case. LB-100 was well tolerated at doses associated with objective regression (significant tumor shrinkage) and/or the arresting of tumor progression in patients with progressive cancers.

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

The Company completed a Phase 1 clinical trial of LB-100 to evaluate its safety that showed it is associated with anti-tumor activity in humans at doses that are readily tolerable. Responses included objective regression (tumor shrinkage) lasting for 11 months of a pancreatic cancer and cessation of growth (stabilization of disease) for 4 months or more of 9 other progressive solid tumors out of 20 patients who had measurable disease. As Phase 1 clinical trials are fundamentally designed to determine safety of a new compound in humans, the Company was encouraged by these results. The next step is to demonstrate in Phase 2 clinical trials the efficacy of LB-100 in one or more specific tumor types, against which the compound has well documented activity in pre-clinical models.

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

The most problematic issue directly related to Covid-19 for the Company is the delay in completing the glioblastoma (GBM) pharmacology clinical trial at NCI. This clinical trial is being conducted by the NCI without charge to the Company. The neurosurgical unit at the NCI is closed due to the Covid-19 epidemic. Patient entry remains at two, with the goal to enter eight patients before analyzing results. There is an urgent need to improve therapy for this type of aggressive brain tumor. If the NCI study shows that LB-100 does penetrate the brain, a clinical study of LB-100 in combination with standard therapy for GBM, the drug temozolomide and radiation, both of which have been well documented in pre-clinical studies to be significantly enhanced by LB-100, would be of significant interest to neuro-oncologists frustrated by decades of limited advances in therapy for this common brain tumor in adults.

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

Results of Operations

At June 30, 2021, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	1,470,180	255,443	2,751,834	547,928
Research and development costs	262,415	117,946	705,941	212,618
Total costs and expenses	1,732,595	373,389	3,457,775	760,546
Loss from operations	(1,732,595)	(373,389)	(3,457,775)	(760,546)
Interest income	180	264	326	4,246
Interest expense	(751)	—	(2,861)	—
Net loss	$(1,733,166)	$(373,125)	$(3,460,310)	$(756,300)

Net loss per common share – basic and diluted	$(0.13)	$(0.03)	$(0.26)	$(0.07)

Weighted average common shares outstanding – basic and diluted	13,633,040	11,174,302	13,203,010	11,174,302

Three Months Ended June 30, 2021 and 2020

Revenues. The Company did not have any revenues for the three months ended June 30, 2021 and 2020.

General and Administrative Costs. For the three months ended June 30, 2021, general and administrative costs were $1,470,180, which consisted of the fair value of vested stock options issued to directors of $850,804, patent and licensing legal fees and costs of $108,193, other consulting and professional fees of $154,495, insurance expense of $87,757, officer’s salary and related costs of $197,689, cash-based director and committee fees of $27,833, licensing fees of $6,233, shareholder reporting costs of $9,373, listing fees of $14,500, filing fees of $2,990, taxes and licenses of $2,444, and other operating costs of $7,869.

For the three months ended June 30, 2020, general and administrative costs were $255,443, which consisted of patent and licensing legal fees and costs of $143,444, other consulting and professional fees of $64,177, insurance expense of $14,132, officer’s salary and related costs of $16,871, licensing fees of $6,233, shareholder reporting costs of $2,795, listing fees of $3,000, filing fees of $1,294, taxes and licenses of $580, and other operating costs of $2,917.

General and administrative costs increased by $1,214,737, or 475.5%, in 2021 as compared to 2020, primarily as a result of an increase in the fair value of vested stock options issued to directors of $850,804, an increase in other consulting and professional fees of $90,318, an increase in insurance expense of $73,625, and an increase in officer’s salary and related costs of $180,818.

Research and Development Costs. For the three months ended June 30, 2021, research and development costs were $262,415, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $69,001 to the City of Hope, $10,309 to Moffitt, $18,553 to Theradex for oversight of the City of Hope and Moffitt studies, $30,000 to BioPharmaWorks, $130,461 to three contract research and development firms for the synthesis work to develop a new supply of LB-100 for the GEIS clinical trial, and $33,883 to various other contractors, offset by a refund of $29,792 from a cancelled contract.

For the three months ended June 30, 2020, research and development costs were $117,946, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $43,411 to GEIS, $11,698 to Moffitt, $9,620 to Theradex for regulatory costs and oversight of the Moffitt study, $30,201 to BioPharmaWorks, and $23,016 to various other contractors.

Research and development costs increased by $144,469, or 122.5% in 2021 as compared to 2020, as a result of an increase in contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Interest Income. For the three months ended June 30, 2021, the Company had interest income of $180, as compared to interest income of $264 for the three months ended June 30, 2020, as a result of a reduction in the Company’s cash resources previously invested in short-term federally insured certificates of deposit.

Interest Expense. For the three months ended June 30, 2021, the Company had interest expense of $751 related to the financing of its directors and officers liability insurance premium. The Company had no interest expense during the three months ended June 30, 2020.

Net Loss. For the three months ended June 30, 2021, the Company incurred a net loss of $1,733,166, as compared to a net loss of $373,125 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

Revenues. The Company did not have any revenues for the six months ended June 30, 2021 and 2020.

General and Administrative Costs. For the six months ended June 30, 2021, general and administrative costs were $2,751,834, which consisted of the fair value of vested stock options issued to directors of $1,506,836, patent and licensing legal fees and costs of $228,352, other consulting and professional fees of $349,376, insurance expense of $175,513, officer’s salary and related costs of $371,271, cash-based director and committee fees of $27,833, licensing fees of $12,397, shareholder reporting costs of $19,760, listing fees of $29,000, filing fees of $12,564, taxes and licenses of $7,113, and other operating costs of $11,819.

For the six months ended June 30, 2020, general and administrative costs were $547,928, which consisted of patent and licensing legal fees and costs of $276,912, other consulting and professional fees of $171,919, insurance expense of $28,416, officer’s salary and related costs of $33,892, licensing fees of $12,398, shareholder reporting costs of $6,386, listing fees of $6,000, filing fees of $6,294, taxes and licenses of $1,160, and other operating costs of $4,551.

General and administrative costs increased by $2,203,906, or 402.2%, in 2021 as compared to 2020, primarily as a result of an increase in the fair value of vested stock options issued to directors of $1,506,836, an increase in other consulting and professional fees of $177,457, an increase in insurance expense of $147,097, and an increase in officer’s salary and related costs of $337,379.

Research and Development Costs. For the six months ended June 30, 2021, research and development costs were $705,941, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $24,171 to GEIS, $309,509 to the City of Hope, $17,693 to Moffitt, $23,034 to Theradex for oversight of the City of Hope and Moffitt studies, $60,000 to BioPharmaWorks, $262,748 to three contract research and development firms for the synthesis work to develop a new supply of LB-100 for the GEIS clinical trial, and $38,578 to various other contractors, offset by a refund of $29,792 from a cancelled contract.

For the six months ended June 30, 2020, research and development costs were $212,618, which consisted of contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline, including $43,411 to GEIS, $25,364 to Moffitt, $20,076 to Theradex for regulatory costs and oversight of the and Moffitt study, $60,201 to BioPharmaWorks, and $63,566 to various other contractors.

Research and development costs increased by $493,323, or 232.0% in 2021 as compared to 2020, as a result of an increase in contractor costs, primarily in connection with the Company’s pre-clinical research focused on the development of additional novel anti-cancer compounds to add to its clinical pipeline.

Interest Income. For the six months ended June 30, 2021, the Company had interest income of $326, as compared to interest income of $4,246 for the six months ended June 30, 2020, as a result of a reduction in the Company’s cash resources previously invested in short-term federally insured certificates of deposit.

Interest Expense. For the six months ended June 30, 2021, the Company had interest expense of $2,861 related to the financing of its directors and officers liability insurance premium. The Company had no interest expense during the six months ended June 30, 2020.

Net Loss. For the six months ended June 30, 2021, the Company incurred a net loss of $3,460,310, as compared to a net loss of $756,300 for the six months ended June 30, 2020.

Liquidity and Capital Resources – June 30, 2021

At June 30, 2021, the Company had working capital of $6,866,338, as compared to working capital of $5,011,951 at December 31, 2020, reflecting an increase in working capital of $1,854,387 for the six months ended June 30, 2021. The increase in working capital during the six months ended June 30, 2021 was the result of the net cash proceeds of $3,689,761 from the Company’s March 2021 direct equity offering, proceeds of $17,100 from the exercise of warrants, and proceeds of $101,000 from the exercise of stock options, utilized to pay public offering costs of $10,467 and to fund the Company’s research and development activities and ongoing operating expenses, including the Company’s clinical trial program and maintaining and developing the patent portfolio. At June 30, 2021, the Company had cash of $6,798,477 available to fund its operations.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive stage-disease small cell lung cancer. This new clinical trial is being conducted through City of Hope and is estimated to cost approximately $2,900,000 and take approximately 24 to 30 months. Combined with the Company’s existing clinical trial commitments, this new clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net proceeds of $3,689,761, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by mid-2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

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

Operating Activities. For the six months ended June 30, 2021, operating activities utilized cash of $2,068,183, as compared to utilizing cash of $768,682 for the six months ended June 30, 2020, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the six months ended June 30, 2021 and 2020, the Company had no investing activities.

Financing Activities. For the six months ended June 30, 2021, financing activities consisted of the gross proceeds from the sales of common stock in the Company’s direct equity offering of $4,192,478, reduced by offering costs of $502,717, $17,100 from the exercise of common stock warrants, and $101,000 from the exercise of common stock options. The Company also paid public offering costs of $10,467 during the six months ended June 30, 2021. For the six months ended June 30, 2020, financing activities consisted of the payment of deferred offering costs of $55,850.

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

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug Application (“IND”) to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of patients with del5qMDS are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. A total enrollment of 41 patients is planned. An interim analysis will be done after the first 21 patients are entered. If there are 3 or more responders but fewer than 7, an additional 20 patients will be entered. If at any point there are 7 or more responders, this will be sufficient evidence to support continued development of LB-100 for the treatment of low and intermediate-1 risk MDS. Recruitment has been slow and the Covid-19 pandemic has further reduced recruitment of patients into the protocol. At the current rate of accrual, the clinical trial is expected to be completed over a period of approximately four years from its initiation. However, with additional funds, the Company’s objective would be to add two additional MDS centers to the Phase 2 portion of the study to accelerate patient accrual.

During the three months ended June 30, 2021 and 2020, the Company incurred costs of $10,309 and $11,698, respectively, pursuant to this agreement. During the six months ended June 30, 2021 and 2020, the Company incurred costs of $17,693 and $25,364, respectively, pursuant to this agreement. As of June 30, 2021, total costs of $103,927 have been incurred pursuant to this agreement.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal was to enter the first patient during the quarter ended December 31, 2020, with approximately 150 patients to be enrolled over two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when about half of the 102 events required for final analysis is reached.

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

A new batch of LB 100 has been prepared and is now undergoing the multitude of analytical studies of the formulated product necessary to gain approval for use in the European Union. Regulatory reviews by the European Union have been delayed until October 2021 as a result of which the final review of the clinical product by Spanish regulatory authorities will also be delayed. Accordingly, the clinical trial is now estimated to begin during the quarter ending June 30, 2022 and take approximately three years to conduct.

The interim analysis of this clinical trial could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

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

Accordingly, during the three months ended June 30, 2021 and 2020, the Company incurred costs of $0 and $43,411, respectively, pursuant to this agreement. During the six months ended June 30, 2021 and 2020, the Company incurred costs of $24,171 and $43,411 respectively, pursuant to this agreement. As of June 30, 2021, total costs of $155,053 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $5,798,000 as of June 30, 2021, consisting of approximately $5,193,000 relating to the GEIS clinical trial and approximately $605,000 relating to the Moffit clinical trial, which are expected to be incurred over approximately the next five years through December 31, 2025.

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

As of June 30, 2021, the Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost approximately $737,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $371,000 as of June 30, 2021, which are expected to be incurred through the quarter ending March 31, 2022. As the production of the new inventory is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with a standard regimen for treatment of untreated extensive- stage disease small cell lung cancer (ED-SCLC). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved but marginally effective regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (RP2D). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free-survival and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately 18 to 24 months to complete. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months.

The Company is seeking two additional centers to increase the rate of accrual. As described below, a recent publication may heighten the interest of institutions with large populations of small cell lung cancer (SCLC) patients. LB-100 was reported to enhance the effectiveness of elements of standard therapy in models of SCLC (Mirzapoiazova el al., Molecular Cancer Therapeutics, online July 12, 2021). Dr. Ravi Salgia, MD, PhD, Professor and Chair of the Department of Medical Oncology and Therapeutics Research at the City of Hope National Medical Center, is the corresponding author of the paper and also the principal investigator for the Company’s SCLC clinical trial. Dr. Salgia and collaborators found multiple metabolic changes associated with cell death in SCLC cells when exposed to LB-100 alone and when combined with the drugs in a standard clinical regimen for this notoriously aggressive disease.

LB-100 has been reported to increase the effectiveness of a number of anti-cancer drugs against several different types of human cancers without increasing toxicity in animal models. The recent pre-clinical study of SCLC cells observed that (1) LB-100 increases the amount of carboplatin that enters the tumor cells without increasing toxicity, and (2) LB-100 potentiates the action of the immune-blocker, atezolizumab. These observations are important because, taken together, they not only constitute a strong rationale for the clinical trial of LB-100 plus chemo-immunotherapy in SCLC, but they also complement earlier pre-clinical observations that LB-100 can (1) reverse resistance of cancer cells (ovarian) to cisplatin, another widely used chemotherapy drug (Chang et al., Molecular Cancer Therapeutics, November 5, 2014), (2) increase the entry of another important anti-cancer agent, doxorubicin, into liver cancer cells associated with increased anti-tumor activity (Bai et al, Molecular Cancer Therapeutics, August 14, 2014), and (3) enhance the effectiveness of immune-blockers against several types of cancers (Ho et al. Nature Comm., May 29, 2018). These observations raise the possibility that the addition of LB-100 may be a general way to enhance standard therapies for cancers for which better treatments are urgently needed. The present clinical trial in SCLC is an initial step in testing that hypothesis, as is the planned clinical trial in advanced soft tissue sarcoma in which LB-100 is combined with doxorubicin.

During the three months and six months ended June 30, 2021, the Company incurred costs of $69,001 and $309,509, respectively, pursuant to this agreement. As of June 30, 2021, total costs of $309,509 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to this clinical trial agreement, less amounts previously paid to date under this agreement, totaled approximately $2,433,000 as of June 30, 2021, which are expected to be incurred over the next two years based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. Alternatively, should fewer than 42 enrollees be required, the Company has agreed to compensate the City of Hope on a per enrollee basis. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019. At the current rate of accrual, the trial is expected to be completed over a period of four years from its initiation.

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended June 30, 2021 and 2020, the Company incurred costs of $7,540 and $5,790, respectively, pursuant to this work order. During the six months ended June 30, 2021 and 2020, the Company incurred costs of $8,481 and $11,476, respectively, pursuant to this work order. As of June 30, 2021, total costs of $90,636 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $873,000 as of June 30, 2021, which are expected to be incurred over approximately the next five years through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. During the three months and six months ended June 30, 2021, the Company incurred costs of $10,773 and $14,313, respectively, pursuant to this work order. As of June 30, 2021, total costs of $14,313 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $324,000 as of June 30, 2021, which are expected to be incurred through September 30, 2023.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s current plan is to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of June 30, 2021 and 2020, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2021 and 2020, the Company recorded charges to operations of $6,233 and $6,233, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2021 and 2020, the Company recorded charges to operations of $12,397 and $12,398, respectively, in connection with its obligations under the License Agreement. As of June 30, 2021, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly. The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, the Company’s Chief Administrative Officer, Dr. James S. Miser, the Company’s Chief Medical Officer, and Robert N. Weingarten, the Company’s Chief Financial Officer, under the employment agreements such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2021 and 2020, respectively, and $8,000 and $8,000 for the six months ended June 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2021 and 2020, respectively, and $60,000 and $60,000 for the six months ended June 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

Effective August 12, 2020, the Company entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting pre-clinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The pre-clinical studies will be conducted at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the pre-clinical studies confirm that LB-100 reduces AS signs in rodent models, the Company has agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of the Company’s investigational compound, LB-100. The Company has agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which is initially expected to be completed within three years. Conditioned on FAST’s completion of this study, the Company has agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by the Company, up to a maximum of $250,000 from the exploitation of the study results.

The research team at the University of California, Davis recently completed their pre-clinical study of the potential benefit of LB-100 in a mouse model of AS, and the results are currently under review by FAST. The preliminary analysis indicates that the positive results previously reported by Chinese investigators were not confirmed in the US model. The Company is awaiting input from FAST as to whether it intends to continue to pursue pre-clinical studies of LB 100.

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications, and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The Company agreed to pay a monthly fee of $7,500, including any renewal term, and also agreed to issue restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. During the three months and six months ended June 30, 2021, the Company incurred charges in the amount of $22,500 and $45,000, respectively, with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

At June 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Securities and Exchange Commission (the “SEC”), the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the most recent period covered by this report.

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

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of June 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended June 30, 2021.

Changes in Internal Control Over Financial Reporting

The Company’s management, consisting of its Chief Executive Officer and its Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 10, 2021	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer

Date: August 10, 2021	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer

