Form 10-Q
period 2021-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2021-11-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of November 1, 2021, the Company had 13,746,593 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets:
Cash	$5,960,594	$5,069,266
Advances on research and development contract services	216,018	76,898
Prepaid insurance	98,323	67,311
Other prepaid expenses and current assets	32,224	15,000
Total current assets	6,307,159	5,228,475
Deferred offering costs	26,376	—
Total assets	$6,333,535	$5,228,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $60,333 and $0 to related parties at September 30, 2021 and December 31, 2020, respectively	$232,016	$190,292
Accrued offering costs	—	10,467
Research and development contract liabilities	26,683	15,765
Total current liabilities	258,699	216,524

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 13,746,593 shares and 12,402,157 shares at September 30, 2021 and December 31, 2020, respectively	1,374	1,240
Additional paid-in capital	37,626,264	31,864,479
Accumulated deficit	(35,052,802)	(30,353,768)
Total stockholders’ equity	6,074,836	5,011,951
Total liabilities and stockholders’ equity	$6,333,535	$5,228,475

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs, including compensation to related parties of $540,972 and $464,483 for the three months ended September 30, 2021 and 2020, respectively, and $2,390,308 and $518,483 to related parties for the nine months ended September 30, 2021 and 2020, respectively	1,010,539	802,273	3,762,373	1,350,201
Research and development costs, including $670,715 of stock-based compensation costs to consultant for the three months and nine months ended September 30, 2020	227,181	799,420	933,122	1,012,038
Total costs and expenses	1,237,720	1,601,693	4,695,495	2,362,239
Loss from operations	(1,237,720)	(1,601,693)	(4,695,495)	(2,362,239)
Interest income	161	38	487	4,284
Interest expense	—	—	(2,944)	—
Foreign currency loss	(1,165)	—	(1,082)	—
Net loss	$(1,238,724)	$(1,601,655)	$(4,699,034)	$(2,357,955)

Net loss per common share – basic and diluted	$(0.09)	$(0.14)	$(0.35)	$(0.21)

Weighted average common shares outstanding – basic and diluted	13,733,912	11,174,302	13,381,922	11,174,302

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Nine Months Ended September 30, 2021 and 2020

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended September 30, 2021:
Balance, June 30, 2021	350,000	$3,500,000	13,663,260	$1,366	$37,179,050	$(33,814,078)	$6,866,338
Exercise of options	—	—	83,333	8	99,992	—	100,000
Stock-based compensation expense	—	—	—	—	347,222	—	347,222
Net loss for the period	—	—	—	—	—	(1,238,724)	(1,238,724)
Balance, September 30, 2021	350,000	$3,500,000	13,746,593	$1,374	$37,626,264	$(35,052,802)	$6,074,836

Nine months ended September 30, 2021:
Balance, December 31, 2020	350,000	$3,500,000	12,402,157	$1,240	$31,864,479	$(30,353,768)	$5,011,951
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	1,133,102	113	3,689,648	—	3,689,761
Exercise of warrants	—	—	3,000	1	17,099	—	17,100
Exercise of options	—	—	208,334	20	200,980	—	201,000
Stock-based compensation expense	—	—	—	—	1,854,058	—	1,854,058
Net loss for the period	—	—	—	—	—	(4,699,034)	(4,699,034)
Balance, September 30, 2021	350,000	$3,500,000	13,746,593	$1,374	$37,626,264	$(35,052,802)	$6,074,836

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Nine Months Ended September 30, 2021 and 2020

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended September 30, 2020:
Balance, June 30, 2020	350,000	$3,500,000	11,174,302	$1,117	$26,021,904	$(27,845,186)	$1,677,835
Stock-based compensation expense	—	—	—	—	1,064,746	—	1,064,746
Net loss for the period	—	—	—	—	—	(1,601,655)	(1,601,655)
Balance, September 30, 2020	350,000	$3,500,000	11,174,302	$1,117	$27,086,650	$(29,446,841)	$1,140,926

Nine months ended September 30, 2020:
Balance, December 31, 2019	350,000	$3,500,000	11,174,302	$1,117	$26,021,904	$(27,088,886)	$2,434,135
Stock-based compensation expense	—	—	—	—	1,064,746	—	1,064,746
Net loss for the period	—	—	—	—	—	(2,357,955)	(2,357,955)
Balance, September 30, 2020	350,000	$3,500,000	11,174,302	$1,117	$27,086,650	$(29,446,841)	$1,140,926

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(4,699,034)	$(2,357,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	1,854,058	394,031
Research and development costs	—	670,715
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	(139,120)	(29,792)
Accrued interest receivable	—	14,367
Prepaid insurance	(31,012)	(34,583)
Other prepaid expenses and current assets	(17,224)	11,294
Increase (decrease) in -
Accounts payable and accrued expenses	25,348	(28,031)
Research and development contract liabilities	10,918	(32,418)
Net cash used in operating activities	(2,996,066)	(1,392,372)

Cash flows from financing activities:
Proceeds from sale of common stock in direct equity offering, net of offering costs	3,689,761	—
Payment of deferred offering costs	(10,000)	(130,244)
Exercise of common stock warrants	17,100	—
Exercise of common stock options	201,000	—
Payment of public offering costs	(10,467)	—
Net cash provided by (used in) financing activities	3,887,394	(130,244)

Cash:
Net increase (decrease)	891,328	(1,522,616)
Balance at beginning of period	5,069,266	2,598,864
Balance at end of period	$5,960,594	$1,076,248

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,944	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Accrual of deferred offering costs	$16,376	$44,009

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2021 and 2020

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at September 30, 2021, and for the three months and nine months ended September 30, 2021 and 2020, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2021, and the results of its operations for the three months and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date.

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

Going Concern

At September 30, 2021, the Company had cash of $5,960,594 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive-stage disease small cell lung cancer. This clinical trial is being conducted through City of Hope and is estimated to cost from $2,500,000 to $2,900,000 and take approximately 24 to 30 months. Combined with the Company’s existing clinical trial commitments, this clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net cash proceeds of $3,689,761, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by the middle of 2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

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

Research and development costs are generally charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, the termination of an agreement, or other information indicates that a different expensing schedule is more appropriate. However, payments for research and development costs that are contractually defined as non-refundable are charged to operations as incurred.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $137,114 and $163,987 for the three months ended September 30, 2021 and 2020, and $365,466 and $440,899 for the nine months ended September 30, 2021 and 2020, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months and nine months ended September 30, 2021 and 2020 are described as follows.

General and administrative costs for the three months ended September 30, 2021 and 2020 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 13.6% and 20.4%, respectively, of total general and administrative costs. General and administrative costs for the three months ended September 30, 2020 also included charges for the amortized value of stock options granted to three corporate officers representing 49.1% of total general and administrative costs for that period.

General and administrative costs for the nine months ended September 30, 2021 and 2020 include charges from a legal firm for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 9.7% and 32.7%, respectively, of total general and administrative costs. General and administrative costs for the nine months ended September 30, 2020 also included charges for the amortized value of stock options granted to three corporate officers representing 29.2% of total general and administrative costs for that period.

Research and development costs for the three months ended September 30, 2021 include charges from four vendors and consultants representing 49.1%, 13.5%, 13.2%, and 12.7%, respectively, of total research and development costs for that period. Research and development costs for the three months ended September 30, 2020 included charges from a consultant, and the value associated with extending stock options previously granted to that consultant, representing 87.7% of total research and development costs for that period.

Research and development costs for the nine months ended September 30, 2021 include charges from three vendors and consultants representing 33.2%, 26.9%, and 10.5%, respectively, of total research and development costs for that period. Research and development costs for the nine months ended September 30, 2020 included charges from a consultant, and the value associated with extending stock options previously granted to that consultant, representing 75.2% of total research and development costs for that period.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2021 or December 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the 12 months subsequent to September 30, 2021.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of September 30, 2021 or December 31, 2020. Subsequent to September 30, 2021, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the expected life of the stock option, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date. The expected dividend yield is based on the Company’s expectation of dividend payouts and is assumed to be zero.

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

At September 30, 2021 and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2021	2020

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	3,110,310	1,500,000
Common stock options, including options issued in the form of warrants	2,466,667	1,508,333
Total	6,306,144	3,737,500

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

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of September 30, 2021 and December 31, 2020, 9,650,000 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 729,167 shares of common stock at September 30, 2021 and December 31, 2020. The Company had the right to redeem the Series A Convertible Preferred Stock up to the fifth anniversary of their respective closing dates (March 17, 2015 and January 21, 2016) at a price per share equal to $50.00. Accordingly, as of December 31, 2020, the Company had the right to redeem the 175,000 shares of Series A Convertible Preferred Stock that were issued on January 21, 2016; however, that right expired on January 21, 2021. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2021 and December 31, 2020, the Company had 13,746,593 shares and 12,402,157 shares, respectively, of common stock issued, issuable and outstanding.

Effective November 30, 2020, the Company raised gross proceeds $5,700,000 through a public offering of 1,200,000 units at a sale price of $4.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable for five years at an exercise price of $5.70 per share. Additionally, on December 7, 2020, the Company received an additional $1,800 from the sale of 180,000 warrants as part of the overallotment option granted to the underwriters in the public offering. The warrants sold are exercisable for five years and represent the right to purchase one share of common stock at an exercise price of $5.70 per share. The total cash costs of the public offering were $1,110,451, resulting in net cash proceeds of $4,591,349. Pursuant to the underwriting agreement, the Company also granted to the underwriters warrants to purchase up to 120,000 shares of common stock commencing on May 24, 2021 and expiring on November 24, 2025, at an exercise price of $5.70 per share.

During February and March 2021, the Company issued 3,000 shares of common stock upon the exercise of 3,000 warrants at $5.70 per share and received cash proceeds of $17,100.

Effective March 2, 2021, the Company completed the sale of 1,133,102 shares of common stock at a price of $3.70 per share in a registered direct equity offering, generating gross proceeds of $4,192,478. The total cash costs of this offering were $502,717, resulting in net cash proceeds of $3,689,761. Pursuant to the placement agents’ agreement, the Company granted to the placement agents warrants to purchase up to 113,310 shares of common stock commencing on March 2, 2021 and expiring on March 2, 2026, at an exercise price of $3.70 per share.

Effective April 22, 2021, stock options held by an officer and two of the Company’s directors for 125,001 shares of common stock were exercised. Such stock options consisted of 75,000 options at $0.72 per share, 16,667 options at $0.90 per share, and 33,334 options at $0.96 per share. The exercise of these stock options generated total cash proceeds of $101,000 and resulted in the issuance of 125,001 shares of common stock.

Effective July 14, 2021, a stock option held by a consultant of the Company for 83,333 shares of common stock were exercised at $1.20 per share. The exercise of this stock option generated total cash proceeds of $100,000 and resulted in the issuance of 83,333 shares of common stock.

Common Stock Warrants

A summary of common stock warrant activity during the nine months ended September 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2020	3,000,000	$5.850
Issued	113,310	3.700
Exercised	(3,000)	5.700
Expired	—	—
Warrants outstanding at September 30, 2021	3,110,310	$5.772	2.73

At September 30, 2021, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$3.700	113,310
$5.700	1,497,000
$6.000	1,500,000
3,110,310

Based on a fair market value of $2.08 per share on September 30, 2021, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2021.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors and affiliates.

Gil N Schwartzberg

In September 2007, the Company entered into a consulting agreement with Gil N Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and stockholders. Consideration under this consulting agreement, including amendments, has been paid exclusively in the form of stock options In January 2014 and August 2018, the Company entered into respective amendments to this consulting agreement, which have resulted in the extension of the consulting agreement, as well as stock options for 666,667 shares of common stock exercisable at $3.00 per share, through January 28, 2024. Effective April 9, 2021, Mr. Schwartzberg was appointed to the Company’s Board of Directors. Mr. Schwartzberg is currently a significant stockholder of the Company and continues to be a consultant to the Company.

Employment Agreements with Officers

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer with an annual salary of $250,000. During the three months and nine months ended September 30, 2020, and for services rendered prior to the above-described employment agreement, the Company paid Dr. Kovach a salary of $15,000 and $45,000, respectively, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer with an annual salary of $120,000. Eric Forman is the son-in-law of Gil Schwartzberg, a member of the Company’s Board of Directors, and a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. During the three months and nine months ended September 30, 2020, and for services rendered prior to his appointment as Chief Administrative Officer, the Company paid legal and consulting fees to the Eric Forman Law Office of $14,000 and $38,000, respectively, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months and nine months ended September 30, 2020, and for services rendered prior to his appointment as Vice President and Chief Financial Officer, the Company paid Mr. Weingarten a total of $32,620 and $79,995, respectively, for accounting and financial consulting services rendered with respect to the preparation of the Company’s consolidated financial statements and certain other financial and compliance matters.

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

Compensatory Arrangements for Board of Directors

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation package for the members of the Board of Directors and committee members.

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

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their service on the Board of Directors, for the three months and nine months ended September 30, 2021 and 2020 is presented below. This summary includes the above-described payments to Mr. Forman in 2020 prior to his appointment as Chief Administrative Officer and excludes the payments to Mr. Weingarten in 2020 prior to his appointment as Vice President and Chief Financial Officer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Related party costs:
Cash-based	$193,750	$70,452	$536,250	$124,452
Stock-based	347,222	394,031	1,854,058	394,031
Total	$540,972	$464,483	$2,390,308	$518,483

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors, and consultants of the Company.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates for up to 2,333,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. Stockholders holding a majority of the voting power of the common stock of the Company approved the 2020 Plan pursuant to an action by written consent dated July 31, 2020. Stockholders of the Company were notified of such action by written consent pursuant to an Information Statement dated August 31, 2020 and mailed to stockholders on or about September 3, 2020. As of September 30, 2021, unexpired stock options for 1,400,000 shares were issued and outstanding under the 2020 Plan.

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation package for the members of the Board of Directors and committee members.

Stock-based features of the compensation package consisted of the annual granting of stock options to each non-officer director to purchase 100,000 shares of common stock at the closing market price on the earlier of the date of the annual meeting of shareholders or the last business day of the month ending June 30, vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, and the granting of stock options to a new director to purchase 250,000 shares of common stock, exercisable at the closing market price on the grant date for a period of five years, vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested.

Cash-based features of the compensation package are described at Note 8.

The fair value of a stock option award is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

For stock options requiring an assessment of value during the nine months ended September 30, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Effective September 14, 2015, in connection with the Collaboration Agreement with BioPharmaWorks LLC (“BioPharmaWorks”) as described at Note 8, the Company issued to BioPharmaWorks two stock options, in the form of warrants, to purchase 166,667 shares (83,333.5 shares per warrant) of the Company’s common stock. The first warrant vested on September 14, 2016 and was exercisable for a period of five years from the grant date at $6.00 per share. The second warrant vested on September 14, 2017 and was exercisable for a period of five years from the grant date at $12.00 per share. On July 3, 2020, the Company’s Board of Directors approved an extension of the term of the outstanding warrants to acquire an aggregate of 166,667 shares of the Company’s common stock from September 14, 2020 to September 14, 2025. The Company’s closing stock price on July 2, 2020 was $5.40 per share. The fair value of the extension of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was measured for accounting purposes as the difference in the fair value of the stock options immediately before and immediately after the extension date, and was determined to be $670,715 ($4.0242 per share), which was reflected as a charge to general and administrative costs in the consolidated statement of operations on that date.

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020 and August 12, 2021, and will vest 25% on each of the second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended September 30, 2021 and 2020, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $25,259 and $113,667, respectively, with respect to these stock options. During the nine months ended September 30, 2021 and 2020, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $74,954 and $113,667, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted options for 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested as to 25% on August 1, 2020 and August 1, 2021, and will vest 25% on each of the second and third anniversaries of the effective date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the stock options fully-vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 1, 2020 through August 1, 2023. During the three months ended September 30, 2021 and 2020, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $36,085 and $166,697, respectively, with respect to these stock options. During the nine months ended September 30, 2021 and 2020, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $107,078 and $166,697, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020 and August 12, 2021, and will vest 25% on each of the second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended September 30, 2021 and 2020, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $25,259 and $113,667, respectively, with respect to these stock options. During the nine months ended September 30, 2021 and 2020, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $74,954 and $113,667, respectively, with respect to these stock options.

Effective January 6, 2021, in recognition with their service as directors of the Company over the past year, the Company granted fully-vested stock options to purchase 50,000 shares of common stock to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo (an aggregate of 200,000 shares), exercisable for a period of five years from the grant date at $3.21 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $571,312 ($2.8566 per share) and was recorded as a charge to general and administrative costs in the consolidated statement of operations on the grant date.

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and pre-clinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the recently adopted cash and equity compensation package for the members of the Board of Directors, Mr. Schwartzberg was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.20 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($3.0144 per share), of which $376,800 was attributable to the stock options fully-vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options are being charged to operations ratably from April 9, 2021 through June 30, 2023. During the three months and nine months ended September 30, 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $42,692 and $457,543, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the recently adopted cash and equity compensation package for the members of the Board of Directors, Ms. Brown was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.80 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the stock options fully-vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options are being charged to operations ratably from May 11, 2021 through June 30, 2023. During the three months and nine months ended September 30, 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,827 and $389,117, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the recently adopted cash and equity compensation package for the members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options exercisable for a period of five years to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock at an exercise price of $3.03 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The total fair value of the 500,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($2.84225 per share), which is being charged to operations ratably from July 1, 2021 through June 30, 2023. During the three months and nine months ended September 30, 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $179,100 and $179,100, respectively, with respect to these stock options.

A summary of stock-based compensation costs for the three months and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Related parties	$347,222	$394,031	$1,854,058	$394,031
Non-related parties	—	670,715	—	670,715
Total stock-based compensation costs	$347,222	$1,064,746	$1,854,058	$1,064,746

A summary of stock option activity, including options issued in the form of warrants, during the nine months ended September 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2020	1,475,000	$4.136
Granted	1,200,000	3.048
Exercised	(208,334)	0.965
Expired	—	—
Rounding adjustment attributable to reverse stock split	1	—
Stock options outstanding at September 30, 2021	2,466,667	$3.032	3.66

Stock options exercisable at September 30, 2021	1,710,417	$3.971	1.83

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $2,444,000 at September 30, 2021, which will be recognized subsequent to September 30, 2021 over a weighted-average period of approximately 21 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at September 30, 2021 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.900	33,333	33,333
$1.680	66,667	66,667
$2.800	250,000	140,625
$3.000	666,667	666,667
$3.030	500,000	62,500
$3.200	250,000	140,625
$3.210	200,000	200,000
$6.000	166,667	166,667
$6.600	50,000	50,000
$7.140	200,000	100,000
$12.000	83,333	83,333
	2,466,667	1,710,417

The intrinsic value of exercisable but unexercised in-the-money stock options at September 30, 2021 was approximately $66,000, based on a fair market value of $2.08 per share on September 30, 2021.

Outstanding stock options to acquire 756,250 shares of the Company’s common stock had not vested at September 30, 2021.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months and nine months ended September 30, 2021 and 2020, the Company had not recorded any provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company believes it is more likely than not the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2021, the Company was not subject to any pending or threatened legal claims or actions.

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

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug Application (“IND”) to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of patients with del5qMDS are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. A total enrollment of 41 patients is planned. An interim analysis will be done after the first 21 patients are entered. If there are 3 or more responders but fewer than 7, an additional 20 patients will be entered. If at any point there are 7 or more responders, this will be sufficient evidence to support continued development of LB-100 for the treatment of low and intermediate-1 risk MDS. Recruitment has been slow and the Covid-19 pandemic has further reduced recruitment of patients into the protocol. At the current rate of accrual, the clinical trial is expected to be completed over a period of approximately four years from its initiation. However, with additional funds, the Company would consider adding two additional MDS centers to the Phase 2 portion of the study to accelerate patient accrual.

During the three months ended September 30, 2021 and 2020, the Company incurred costs of $0 and $10,643, respectively, pursuant to this agreement. During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $17,693 and $36,008, respectively, pursuant to this agreement. As of September 30, 2021, total costs of $103,927 have been incurred pursuant to this agreement.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal was to enter the first patient in this clinical trial during the quarter ended December 31, 2020, with approximately 150 patients to be enrolled over two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when about half of the 102 events required for final analysis is reached.

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

A new batch of LB 100 has been prepared and is now undergoing the multitude of analytical studies of the formulated product necessary to gain approval for use in the European Union. Regulatory reviews by the European Union have been delayed, as a result of which the final review of the clinical product by Spanish regulatory authorities will also be delayed. Accordingly, the clinical trial is now estimated to begin during the quarter ending June 30, 2022 and take approximately three years to conduct.

The interim analysis of this clinical trial could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through September 30, 2021, the Company has paid GEIS an aggregate of $67,582 towards the second milestone payment for current work being done under this agreement.

Accordingly, during the three months ended September 30, 2021 and 2020, the Company incurred costs of $0 and $0, respectively, pursuant to this agreement. During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $24,171 and $43,411 respectively, pursuant to this agreement. As of September 30, 2021, total costs of $155,053 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $4,950,000 as of September 30, 2021, consisting of approximately $4,348,000 relating to the GEIS clinical trial and approximately $602,000 relating to the Moffit clinical trial, which are expected to be incurred through December 31, 2025.

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

As of September 30, 2021, the Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost approximately $977,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $394,000 as of September 30, 2021. As the production of the new inventory is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately 18 to 24 months to complete. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months. The Company is currently seeking to add two additional centers to increase the rate of accrual.

During the three months and nine months ended September 30, 2021, the Company incurred costs of $0 and $309,509, respectively, pursuant to this agreement. As of September 30, 2021, total costs of $309,509 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to this clinical trial agreement, less amounts previously paid to date under this agreement, totaled approximately $2,433,000 as of September 30, 2021, which are expected to be incurred over the next three years based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. Alternatively, should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (NCI) initiated a glioblastoma (GBM) pharmacologic clinical trial. During the fourth quarter of 2019, the NCI enrolled the first two patients of a planned eight patient pharmacologic study of the ability of LB-100 to enter the brain and penetrate recurrent brain tumors in patients where surgical removal of the cancers is indicated (clinical trials registry NCT03027388). This study is being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company providing the LB-100 clinical compound.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with some further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor, LB-100, has been found to enhance the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain is not known. Unfortunately, many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

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

The neurosurgical unit at the NCI, which had been closed due to the Covid-19 epidemic, has reopened, and patient accrual has resumed. Patient entry remains at two, with the goal to enter eight patients before analyzing results. There is an urgent need to improve therapy for this type of aggressive brain tumor. If the NCI study shows that LB-100 does penetrate the brain, a clinical study of LB-100 in combination with standard therapy for GBM, the drug temozolomide and radiation, both of which have been well documented in pre-clinical studies to be significantly enhanced by LB-100, would be of significant interest to neuro-oncologists frustrated by decades of limited advances in therapy for this common brain tumor in adults.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended September 30, 2021 and 2020, the Company incurred costs of $869 and $917, respectively, pursuant to this work order. During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $9,350 and $12,393, respectively, pursuant to this work order. As of September 30, 2021, total costs of $91,505 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $868,000 as of September 30, 2021, which are expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. During the three months and nine months ended September 30, 2021, the Company incurred costs of $6,857 and $21,170, respectively, pursuant to this work order. As of September 30, 2021, total costs of $21,170 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $319,000 as of September 30, 2021, which are expected to be incurred through June 30, 2024.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s initial plan was to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of September 30, 2021 and 2020, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended September 30, 2021 and 2020, the Company recorded charges to operations of $6,301 and $6,301, respectively, in connection with its obligations under the License Agreement. During the nine months ended September 30, 2021 and 2020, the Company recorded charges to operations of $18,698 and $18,699, respectively, in connection with its obligations under the License Agreement. As of September 30, 2021, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly (see Note 5). The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for an additional one-year period in July and August 2021.

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

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2021 and 2020, respectively, and $12,000 and $12,000 for the nine months ended September 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended September 30, 2021 and 2020, respectively, and $90,000 and $90,000 for the nine months ended September 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications, and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The services agreement provided for a monthly cash fee of $7,500, including during any renewal term, and the issuance of restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000 (see Note 4). Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. During the three months and nine months ended September 30, 2021, the Company incurred charges in the amount of $22,500 and $67,500, respectively, with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

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

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials are conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for several months or more as a result of the coronavirus pandemic.

Over the near term, there is also significant and continuing uncertainty as to the effect that the coronavirus may have on the capital markets in general and on the amount and type of financing available to the Company in particular.

The Company intends to continue to monitor the situation and may adjust its current business and financing plans as more information and guidance become available.

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than those matters described below, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (NKI), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct.

On November 8, 2021, the Company granted BioPharmaWorks a fully-vested stock option (issued in the form of a warrant) to acquire 200,000 shares of the Company’s common stock, exercisable for a period of five years from the grant date at $2.06 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The fair value of the stock option will be calculated pursuant to the Black-Scholes option-pricing model and will be charged to operations upon issuance.

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

Recent Developments

The following are summaries of recent developments, including information contained in recent news releases issued by the Company:

Collaboration with Netherlands Cancer Institute (Amsterdam) and Oncode Institute (Utrecht) to Identify the Most Promising Drug Combinations for the Company’s Lead Clinical Compound, LB-100, for Cancer Treatment

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (NKI), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct.

The pre-clinical studies will be directed by Professor René Bernards (NKI), a leader in using genome wide functional genetic techniques to identify effective drug combinations, new drug targets, and mechanisms of resistance to cancer drugs. Using this technology, Prof. Bernards’ group identified the now FDA-approved combination of BRAF and EGFR inhibitors for a group of colon cancer patients (Nature 483, 100-103, 2012), and more recently reported the identification of a new two drug regimen for liver cancer, which in preliminary Phase 1 clinical trials appears to be more active than standard therapy (Nature 595, 730–734, 2021).

There are many pre-clinical studies demonstrating the ability of the Company’s lead clinical compound, LB-100, an inhibitor of protein phosphatase 2A, to potentiate the activity of different cytotoxic drugs. Although a targeted approach to cancer treatment has been a long-standing research goal of the Company, LB-100’s ubiquitous activity and low toxicity have made it challenging to identify the most effective drug combinations and/or tumor targets. Prof. Bernards’ approach makes it possible to select, from among a multitude of previously identified compounds, those most likely to be effective when combined with a second drug such as LB-100 and/or in cancers with a particular molecular abnormality. The ability to identify the most effective two drug combinations utilizing LB-100 and/or the molecular sub-types of cancers most vulnerable to treatment with LB-100 would be a significant milestone in the development of this novel compound.

LB-100 Elicits Anti-Tumor Activity in Small Lung Cancer Models by Unique Mechanism in an Important Pre-Clinical Study

The Company’s lead clinical compound, LB-100, a protein phosphatase 2A (PP2A) inhibitor, was reported to enhance the effectiveness of elements of standard therapy in models of small cell lung cancer (SCLC) (Mirzapoiazova el al., Molecular Cancer Therapeutics, online July 12, 2021). This pre-clinical study reported that LB-100 potentiates standard therapy for SCLC, thus providing a strong rationale for a clinical trial of LB-100 in SCLC cancer recently initiated at City of Hope.

Dr. Ravi Salgia, MD, PhD, Professor and Chair of the Department of Medical Oncology and Therapeutics Research and Arthur & Rosalie Kaplan Chair in Medical Oncology, City of Hope, is the corresponding author of the paper. He is also the principal investigator for a recently opened Phase 1b clinical trial (NCT04560972) for patients with previously untreated advanced SCLC, in which LB-100 is added to a standard regimen of carboplatin, etoposide, and atezolizumab. Dr. Salgia and his scientific collaborators have carried out extensive pre-clinical studies of abnormal molecular features of SCLC and the effects of LB-100 on components of a standard regimen for the treatment of this disease.

They found multiple metabolic changes associated with cell death in these cancer cells when exposed to LB-100 alone and when combined with the drugs in this standard clinical regimen for this notoriously aggressive disease. LB-100 has been reported to increase the effectiveness of a number of anti-cancer drugs against several different types of human cancers without increasing toxicity in animal models. The recent pre-clinical study of SCLC cells noted that (1) LB-100 increases the amount of carboplatin that enters the tumor cells without increasing toxicity, and (2) LB-100 potentiates the action of the immune-blocker, atezolizumab.

These observations are important because, taken together, they not only constitute a strong rationale for the recently opened clinical trial of LB-100 plus chemo-immunotherapy in SCLC, but they complement earlier pre-clinical observations that LB-100 can (1) reverse resistance of cancer cells (ovarian) to cisplatin, another widely used chemotherapy drug (Chang et al., Molecular Cancer Therapeutics, Nov. 5, 2014), (2) increase the entry of another important anti-cancer agent, doxorubicin, into liver cancer cells associated with increased antitumor activity (Bai et al, Molecular Cancer Therapeutics, Aug. 14, 2014) , and (3) enhance the effectiveness of immune-blockers against several types of cancers (Ho et al. Nature Comm., May 29, 2018). These observations raise the possibility that the addition of LB-100 may be a general way to enhance standard therapies for cancers for which better treatments are urgently needed. The present trial in SCLC is an initial step in testing that hypothesis, as is the planned clinical trial in advanced soft tissue sarcoma in which LB-100 is combined with doxorubicin.

National Cancer Institute Pharmacologic Clinical Trial

In May 2019, the National Cancer Institute (NCI) initiated a glioblastoma (GBM) pharmacologic clinical trial. During the fourth quarter of 2019, the NCI enrolled the first two patients of a planned eight patient pharmacologic study of the ability of LB-100 to enter the brain and penetrate recurrent brain tumors in patients where surgical removal of the cancers is indicated (clinical trials registry NCT03027388). This study is being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company providing the LB-100 clinical compound.

The neurosurgical unit at the NCI, which had been closed due to the Covid-19 epidemic, has reopened, and patient accrual has resumed. Patient entry remains at two, with the goal to enter eight patients before analyzing results. There is an urgent need to improve therapy for this type of aggressive brain tumor. If the NCI study shows that LB-100 does penetrate the brain, a clinical study of LB-100 in combination with standard therapy for GBM, the drug temozolomide and radiation, both of which have been well documented in pre-clinical studies to be significantly enhanced by LB-100, would be of significant interest to neuro-oncologists frustrated by decades of limited advances in therapy for this common brain tumor in adults.

Going Concern

At September 30, 2021, the Company had cash of $5,960,594 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2021 and 2020 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2021 and 2020 included elsewhere in this document.

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

Research and development costs are generally charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, the termination of an agreement, or other information indicates that a different expensing schedule is more appropriate. However, payments for research and development costs that are contractually defined as non-refundable are charged to operations as incurred.

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

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the expected life of the stock option, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Unless sufficient historical exercise data is available, the expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The estimated volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date. The expected dividend yield is based on the Company’s expectation of dividend payouts and is assumed to be zero.

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

The LB-200 series consists of histone deacetylase inhibitors (HDACi). Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity. LB-200 has not yet advanced to the clinical stage and the Company would require additional capital to fund further development. Accordingly, because of the Company’s focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, the Company has decided not to actively pursue the pre-clinical development of the LB-200 series of compounds at this time and intends to only maintain composition of matter patents for LB-200.

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

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials are conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for several months or more as a result of the coronavirus pandemic.

Over the near term, there is also significant and continuing uncertainty as to the effect that the coronavirus may have on the capital markets in general and on the amount and type of financing available to the Company in particular.

The Company intends to continue to monitor the situation and may adjust its current business and financing plans as more information and guidance become available.

Results of Operations

At September 30, 2021, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs	1,010,539	802,273	3,762,373	1,350,201
Research and development costs	227,181	799,420	933,122	1,012,038
Total costs and expenses	1,237,720	1,601,693	4,695,495	2,362,239
Loss from operations	(1,237,720)	(1,601,693)	(4,695,495)	(2,362,239)
Interest income	161	38	487	4,284
Interest expense	—	—	(2,944)	—
Foreign currency loss	(1,165)	—	(1,082)	—
Net loss	$(1,238,724)	$(1,601,655)	$(4,699,034)	$(2,357,955)

Net loss per common share – basic and diluted	$(0.09)	$(0.14)	$(0.35)	$(0.21)

Weighted average common shares outstanding – basic and diluted	13,733,912	11,174,302	13,381,922	11,174,302

Three Months Ended September 30, 2021 and 2020

Revenues. The Company did not have any revenues for the three months ended September 30, 2021 and 2020.

General and Administrative Costs. For the three months ended September 30, 2021, general and administrative costs were $1,010,539, which consisted of the fair value of vested stock options issued to directors of $347,222, patent and licensing legal fees and costs of $137,114, other consulting and professional fees of $138,869, insurance expense of $92,663, officer’s salary and related costs of $207,264, cash-based director and committee fees of $32,500, licensing fees of $6,301, shareholder reporting costs of $21,000, listing fees of $14,500, filing fees of $4,653, taxes and licenses of $3,481, and other operating costs of $4,972.

For the three months ended September 30, 2020, general and administrative costs were $802,273, which consisted of the fair value of vested stock options issued to directors of $394,031, patent and licensing legal fees and costs of $163,987, other consulting and professional fees of $139,379, insurance expense of $26,403, officer’s salary and related costs of $61,833, licensing fees of $6,301, shareholder reporting costs of $3,353, listing fees of $3,000, filing fees of $598, taxes and licenses of $928, and other operating costs of $2,460.

General and administrative costs increased by $208,266, or 26.0%, in 2021 as compared to 2020, primarily as a result of an increase in insurance expense of $66,260, and an increase in officer’s salary and related costs of $145,431.

Research and Development Costs. For the three months ended September 30, 2021, research and development costs were $227,181, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $151,814, clinical and related oversight costs of $7,726, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $67,641.

For the three months ended September 30, 2020, research and development costs were $799,420, which consisted of the fair value of vested stock options issued to a consultant of $670,715, and contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $41,625, clinical and related oversight costs of $16,686, and pre-clinical research focused on the development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $70,394.

Research and development costs decreased by $572,239, or 71.6% in 2021 as compared to 2020, primarily as a result of a decrease in the fair value of vested stock options issued to a consultant of $670,715, offset by an increase in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $110,189. The absence of costs associated with ongoing clinical trials during the three months ended September 30, 2021 and 2020 reflects the slow accrual of patients into such clinical trials.

Interest Income. For the three months ended September 30, 2021, the Company had interest income of $161, as compared to interest income of $38 for the three months ended September 30, 2020, as a result of an increase in the Company’s cash resources invested in money market funds.

Interest Expense. The Company had no interest expense during the three months ended September 30, 2021 and 2020.

Foreign Currency Loss. For the three months ended September 30, 2021, the Company had a loss from foreign currency transactions of $1,165. The Company had no foreign currency transactions during the three months ended September 30, 2020.

Net Loss. For the three months ended September 30, 2021, the Company incurred a net loss of $1,238,724, as compared to a net loss of $1,601,655 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

Revenues. The Company did not have any revenues for the nine months ended September 30, 2021 and 2020.

General and Administrative Costs. For the nine months ended September 30, 2021, general and administrative costs were $3,762,373, which consisted of the fair value of vested stock options issued to directors of $1,854,058, patent and licensing legal fees and costs of $365,466, other consulting and professional fees of $488,245, insurance expense of $268,177, officer’s salary and related costs of $578,535, cash-based director and committee fees of $60,333, licensing fees of $18,698, shareholder reporting costs of $40,760, listing fees of $43,500, filing fees of $17,217, taxes and licenses of $10,594, and other operating costs of $16,790.

For the nine months ended September 30, 2020, general and administrative costs were $1,350,201, which consisted of the fair value of vested stock options issued to directors of $394,031, patent and licensing legal fees and costs of $440,899, other consulting and professional fees of $311,298, insurance expense of $54,818, officer’s salary and related costs of $95,724, licensing fees of $18,699, shareholder reporting costs of $9,739, listing fees of $9,000, filing fees of $6,894, taxes and licenses of $2,088, and other operating costs of $7,011.

General and administrative costs increased by $2,412,172, or 178.7%, in 2021 as compared to 2020, primarily as a result of an increase in the fair value of vested stock options issued to directors of $1,460,027, an increase in other consulting and professional fees of $176,947, an increase in insurance expense of $213,359, and an increase in officer’s salary and related costs of $482,811.

Research and Development Costs. For the nine months ended September 30, 2021, research and development costs were $933,122, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $424,141, clinical and related oversight costs of $382,134, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $156,639, offset by a refund of $29,792 from a cancelled contract.

For the nine months ended September 30, 2020, research and development costs were $1,012,038, which consisted of the fair value of vested stock options issued to a consultant of $670,715, and contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $41,625, clinical and related oversight costs of $105,537, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $194,161.

Research and development costs decreased by $78,916, or 7.8% in 2021 as compared to 2020, primarily as a result of a decrease in the fair value of vested stock options issued to a consultant of $670,715, offset by an increase in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $382,516 and an increase in clinical and related oversight costs of $276,597, which included an upfront payment to City of Hope of $240,508 upon execution of the Clinical Research Support Agreement in January 2021. The absence of costs associated with ongoing clinical trials during the nine months ended September 30, 2021 and 2020 reflects the slow accrual of patients into such clinical trials.

Interest Income. For the nine months ended September 30, 2021, the Company had interest income of $487, as compared to interest income of $4,284 for the nine months ended September 30, 2020, as a result of a reduction in the Company’s cash resources previously invested in short-term federally insured certificates of deposit.

Interest Expense. For the nine months ended September 30, 2021, the Company had interest expense of $2,944 related to the financing of its directors and officers liability insurance premium. The Company had no interest expense during the nine months ended September 30, 2020.

Foreign Currency Loss. For the nine months ended September 30, 2021, the Company had a loss from foreign currency transactions of $1,082. The Company had no foreign currency transactions during the nine months ended September 30, 2020.

Net Loss. For the nine months ended September 30, 2021, the Company incurred a net loss of $4,699,034, as compared to a net loss of $2,357,955 for the nine months ended September 30, 2020.

Liquidity and Capital Resources – September 30, 2021

At September 30, 2021, the Company had working capital of $6,048,460, as compared to working capital of $5,011,951 at December 31, 2020, reflecting an increase in working capital of $1,036,509 for the nine months ended September 30, 2021. The increase in working capital during the nine months ended September 30, 2021 was the result of the net cash proceeds of $3,689,761 from the Company’s March 2021 direct equity offering, proceeds of $17,100 from the exercise of warrants, and proceeds of $201,000 from the exercise of stock options, that were utilized to pay offering costs of $20,467 and to fund the Company’s research and development activities and ongoing operating expenses, including the Company’s clinical trial program and maintaining and developing the patent portfolio. At September 30, 2021, the Company had cash of $5,960,594 available to fund its operations.

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

Effective November 30, 2020, the Company listed on The Nasdaq Capital Market in conjunction with the completion of its public offering of units of common stock and warrants that generated net cash proceeds of $4,591,349. Subsequently, on January 18, 2021, the Company entered into a clinical trial agreement to carry out a Phase 1b clinical trial of LB-100, combined with a standard regimen for untreated, extensive-stage disease small cell lung cancer. This clinical trial is being conducted through City of Hope and is estimated to cost approximately $2,900,000 and take approximately 24 to 30 months. Combined with the Company’s existing clinical trial commitments, this clinical trial commitment represents an additional demand on the Company’s working capital resources. Although the Company completed a sale of common stock under a registered direct equity offering on March 2, 2021 that generated net cash proceeds of $3,689,761, the Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, by the middle of 2022. In addition, the Company’s operating plan may change as a result of many factors which are currently unknown to the Company, including possible additional clinical trials, and the Company may need additional funds sooner than currently planned.

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

Operating Activities. For the nine months ended September 30, 2021, operating activities utilized cash of $2,996,066, as compared to utilizing cash of $1,392,372 for the nine months ended September 30, 2020, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the nine months ended September 30, 2021 and 2020, the Company had no investing activities.

Financing Activities. For the nine months ended September 30, 2021, financing activities consisted of the gross proceeds from the sales of common stock in the Company’s direct equity offering of $4,192,478, reduced by offering costs of $502,717, $17,100 from the exercise of common stock warrants, and $201,000 from the exercise of common stock options. The Company also paid offering costs of $20,467 during the nine months ended September 30, 2021. For the nine months ended September 30, 2020, financing activities consisted of the payment of deferred offering costs of $130,244.

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

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug Application (“IND”) to conduct a Phase 1b/2 clinical trial to evaluate the therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilizes LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy. The bone marrow cells of patients with del5qMDS are deficient in PP2A by virtue of an acquired mutation and are especially vulnerable to further inhibition of PP2A by LB-100. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. A total enrollment of 41 patients is planned. An interim analysis will be done after the first 21 patients are entered. If there are 3 or more responders but fewer than 7, an additional 20 patients will be entered. If at any point there are 7 or more responders, this will be sufficient evidence to support continued development of LB-100 for the treatment of low and intermediate-1 risk MDS. Recruitment has been slow and the Covid-19 pandemic has further reduced recruitment of patients into the protocol. At the current rate of accrual, the clinical trial is expected to be completed over a period of approximately four years from its initiation. However, with additional funds, the Company would consider adding two additional MDS centers to the Phase 2 portion of the study to accelerate patient accrual.

During the three months ended September 30, 2021 and 2020, the Company incurred costs of $0 and $10,643, respectively, pursuant to this agreement. During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $17,693 and $36,008, respectively, pursuant to this agreement. As of September 30, 2021, total costs of $103,927 have been incurred pursuant to this agreement.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal was to enter the first patient in this clinical trial during the quarter ended December 31, 2020, with approximately 150 patients to be enrolled over two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when about half of the 102 events required for final analysis is reached.

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

A new batch of LB 100 has been prepared and is now undergoing the multitude of analytical studies of the formulated product necessary to gain approval for use in the European Union. Regulatory reviews by the European Union have been delayed, as a result of which the final review of the clinical product by Spanish regulatory authorities will also be delayed. Accordingly, the clinical trial is now estimated to begin during the quarter ending June 30, 2022 and take approximately three years to conduct.

The interim analysis of this clinical trial could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through September 30, 2021, the Company has paid GEIS an aggregate of $67,582 towards the second milestone payment for current work being done under this agreement.

Accordingly, during the three months ended September 30, 2021 and 2020, the Company incurred costs of $0 and $0, respectively, pursuant to this agreement. During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $24,171 and $43,411 respectively, pursuant to this agreement. As of September 30, 2021, total costs of $155,053 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to the aforementioned clinical trial agreements, less amounts previously paid to date under these agreements, totaled approximately $4,950,000 as of September 30, 2021, consisting of approximately $4,348,000 relating to the GEIS clinical trial and approximately $602,000 relating to the Moffit clinical trial, which are expected to be incurred through December 31, 2025.

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

As of September 30, 2021, the Company estimates that this program to provide new inventory of the DP for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, will cost approximately $977,000. The Company’s remaining aggregate commitments under this program, less amounts previously paid to date, totaled approximately $394,000 as of September 30, 2021. As the production of the new inventory is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately 18 to 24 months to complete. If LB-100 does potentiate the benefit of the standard regimen, some evidence could be noted at 12 months into the clinical trial, but an assessment of potential increased activity is likely to require at least 24 months. The Company is currently seeking to add two additional centers to increase the rate of accrual.

During the three months and nine months ended September 30, 2021, the Company incurred costs of $0 and $309,509, respectively, pursuant to this agreement. As of September 30, 2021, total costs of $309,509 have been incurred pursuant to this agreement.

The Company’s aggregate commitments pursuant to this clinical trial agreement, less amounts previously paid to date under this agreement, totaled approximately $2,433,000 as of September 30, 2021, which are expected to be incurred over the next three years based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. Alternatively, should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (NCI) initiated a glioblastoma (GBM) pharmacologic clinical trial. During the fourth quarter of 2019, the NCI enrolled the first two patients of a planned eight patient pharmacologic study of the ability of LB-100 to enter the brain and penetrate recurrent brain tumors in patients where surgical removal of the cancers is indicated (clinical trials registry NCT03027388). This study is being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company providing the LB-100 clinical compound.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with some further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor, LB-100, has been found to enhance the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain is not known. Unfortunately, many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

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

The neurosurgical unit at the NCI, which had been closed due to the Covid-19 epidemic, has reopened, and patient accrual has resumed. Patient entry remains at two, with the goal to enter eight patients before analyzing results. There is an urgent need to improve therapy for this type of aggressive brain tumor. If the NCI study shows that LB-100 does penetrate the brain, a clinical study of LB-100 in combination with standard therapy for GBM, the drug temozolomide and radiation, both of which have been well documented in pre-clinical studies to be significantly enhanced by LB-100, would be of significant interest to neuro-oncologists frustrated by decades of limited advances in therapy for this common brain tumor in adults.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended September 30, 2021 and 2020, the Company incurred costs of $869 and $917, respectively, pursuant to this work order. During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $9,350 and $12,393, respectively, pursuant to this work order. As of September 30, 2021, total costs of $91,505 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $868,000 as of September 30, 2021, which are expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. During the three months and nine months ended September 30, 2021, the Company incurred costs of $6,857 and $21,170, respectively, pursuant to this work order. As of September 30, 2021, total costs of $21,170 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date under this agreement, totaled approximately $318,000 as of September 30, 2021, which are expected to be incurred through June 30, 2024.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s initial plan was to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of September 30, 2021 and 2020, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended September 30, 2021 and 2020, the Company recorded charges to operations of $6,301 and $6,301, respectively, in connection with its obligations under the License Agreement. During the nine months ended September 30, 2021 and 2020, the Company recorded charges to operations of $18,698 and $18,699, respectively, in connection with its obligations under the License Agreement. As of September 30, 2021, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly. The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for an additional one-year period in July and August 2021.

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

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2021 and 2020, respectively, and $12,000 and $12,000 for the nine months ended September 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. In April 2018, it was mutually agreed to suspend services and payments under the Collaboration Agreement, without extending its term, for the period from February 1, 2018 through the September 13, 2019 anniversary date. In February 2019, the Company and BioPharmaWorks subsequently agreed to resume the Collaboration Agreement effective March 1, 2019, and the Collaboration Agreement is currently in effect. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended September 30, 2021 and 2020, respectively, and $90,000 and $90,000 for the nine months ended September 30, 2021 and 2020, respectively, which were included in research and development costs in the consolidated statements of operations.

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

Effective December 21, 2020, the Company entered into a services agreement with IRTH Communications, LLC for investor/public relations, financial communications, and strategic consulting services, effective for an initial term of twelve months and renewable annually thereafter. The services agreement provided for a monthly cash fee of $7,500, including during any renewal term, and the issuance of restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. Upon the commencement of any renewal term, the Company will be obligated to issue additional restricted shares of common stock, fully vested upon issuance, with a grant date fair value of $100,000. During the three months and nine months ended September 30, 2021, the Company incurred charges in the amount of $22,500 and $67,500, respectively, with respect to this agreement, which amount is included in general and administrative costs in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

At September 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Securities and Exchange Commission (the “SEC”), the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the most recent period covered by this report.

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

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended September 30, 2021.

Changes in Internal Control Over Financial Reporting

The Company’s management, consisting of its Chief Executive Officer and its Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1*	Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and Oncode Institute, Utrecht, entered into on October 8, 2021 (certain portions of this Exhibit have been omitted based on a pending request for confidential treatment being filed with the Securities and Exchange Commission).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 10, 2021	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer

Date: November 10, 2021	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer

