Form 10-Q
period 2022-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2022-08-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 1, 2022, the Company had 16,646,593 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash	$7,735,772	$4,823,745
Advances on research and development contract services	147,017	150,241
Prepaid insurance	100,455	109,029
Other prepaid expenses and current assets	40,562	10,249
Total current assets	8,023,806	5,093,264
Total assets	$8,023,806	$5,093,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $35,686 and $32,500 to related parties at June 30, 2022 and December 31, 2021, respectively	$372,708	$225,965
Research and development contract liabilities	158,832	76,961
Total current liabilities	531,540	302,926

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 16,646,593 shares at June 30, 2022 and 13,746,593 shares at December 31, 2021	1,664	1,374
Additional paid-in capital	44,275,988	38,371,128
Accumulated deficit	(40,285,386)	(37,082,164)
Total stockholders’ equity	7,492,266	4,790,338
Total liabilities and stockholders’ equity	$8,023,806	$5,093,264

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	753,530	1,061,137	1,319,452	1,877,169
Patent and licensing legal and filing fees and costs	358,389	108,193	673,626	228,352
Other costs and expenses	269,281	300,850	584,023	646,313
Research and development costs	164,810	262,415	623,261	705,941
Total costs and expenses	1,546,010	1,732,595	3,200,362	3,457,775
Loss from operations	(1,546,010)	(1,732,595)	(3,200,362)	(3,457,775)
Interest income	191	180	300	326
Interest expense	(627)	(845)	(3,121)	(2,944)
Foreign currency gain (loss)	142	94	(39)	83
Net loss	$(1,546,304)	$(1,733,166)	$(3,203,222)	$(3,460,310)

Net loss per common share – basic and diluted	$(0.10)	$(0.13)	$(0.21)	$(0.26)

Weighted average common shares outstanding – basic and diluted	16,200,439	13,633,040	14,980,295	13,203,010

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Six Months Ended June 30, 2022 and 2021

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended June 30, 2022:
Balance, March 31, 2022	350,000	$3,500,000	13,746,593	$1,374	$38,710,800	$(38,739,082)	$3,473,092
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	2,900,000	290	5,141,094	—	5,141,384
Stock-based compensation expense	—	—	—	—	424,094	—	424,094
Net loss	—	—	—	—	—	(1,546,304)	(1,546,304)
Balance, June 30, 2022	350,000	$3,500,000	16,646,593	$1,664	$44,275,988	$(40,285,386)	$7,492,266

Six months ended June 30, 2021:
Balance, December 31, 2021	350,000	$3,500,000	13,746,593	$1,374	$38,371,128	$(37,082,164)	$4,790,338
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	2,900,000	290	5,141,094	—	5,141,384
Stock-based compensation expense	—	—	—	—	763,766	—	763,766
Net loss	—	—	—	—	—	(3,203,222)	(3,203,222)
Balance, June 30, 2022	350,000	$3,500,000	16,646,593	$1,664	$44,275,988	$(40,285,386)	$7,492,266

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Six Months Ended June 30, 2022 and 2021

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended June 30, 2021:
Balance, March 31, 2021	350,000	$3,500,000	13,538,259	$1,354	$36,227,258	$(32,080,912)	$7,647,700
Exercise of stock options	—	—	125,001	12	100,988	—	101,000
Stock-based compensation expense	—	—	—	—	850,804	—	850,804
Net loss for the period	—	—	—	—	—	(1,733,166)	(1,733,166)
Balance, June 30, 2021	350,000	$3,500,000	13,663,260	$1,366	$37,179,050	$(33,814,078)	$6,866,338

Six months ended June 30, 2021:
Balance, December 31, 2020	350,000	$3,500,000	12,402,157	$1,240	$31,864,479	$(30,353,768)	$5,011,951
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	1,133,102	113	3,689,648	—	3,689,761
Exercise of warrants	—	—	3,000	1	17,099	—	17,100
Exercise of stock options	—	—	125,001	12	100,988	—	101,000
Stock-based compensation expense	—	—	—	—	1,506,836	—	1,506,836
Net loss for the period	—	—	—	—	—	(3,460,310)	(3,460,310)
Balance, June 30, 2021	350,000	$3,500,000	13,663,260	$1,366	$37,179,050	$(33,814,078)	$6,866,338

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,203,222)	$(3,460,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	763,766	1,506,836
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	3,224	(246,435)
Prepaid insurance	8,574	(8,672)
Other prepaid expenses and current assets	(30,313)	(29,871)
Increase (decrease) in -
Accounts payable and accrued expenses	146,743	(27,845)
Research and development contract liabilities	81,871	198,114
Net cash used in operating activities	(2,229,357)	(2,068,183)

Cash flows from financing activities:
Proceeds from sale of common stock in direct equity offering, net of offering costs	5,141,384	3,689,761
Exercise of common stock warrants	—	17,100
Exercise of common stock options	—	101,000
Payment of deferred offering costs	—	(10,467)
Net cash provided by financing activities	5,141,384	3,797,394

Cash:
Net increase	2,912,027	1,729,211
Balance at beginning of period	4,823,745	5,069,266
Balance at end of period	$7,735,772	$6,798,477

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$3,121	$2,944
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2022 and 2021

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at June 30, 2022, and for the three months and six months ended June 30, 2022 and 2021, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of its operations for the three months and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements at such date.

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

Listing of the Company’s Common Stock on The Nasdaq Capital Market

The Company’s common stock and the warrants issued in its public offering (see Note 4) are traded on The Nasdaq Capital Market under the symbols “LIXT” and. “LIXTW”, respectively.

On June 24, 2022, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until December 21, 2022, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending December 21, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on The Nasdaq Capital Market during the compliance period(s).

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

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

Going Concern

At June 30, 2022, the Company had cash of $7,735,772 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Based on current operating plans, the Company estimates that existing cash resources will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately September 30, 2023. However, existing cash resources will not be sufficient to complete development of and obtain regulatory approval for the Company’s product candidate, and the Company will need to raise significant additional capital to do so. In addition, the Company’s operating plan may change as a result of many factors currently unknown, and additional funds may be needed sooner than planned.

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

Cash

Cash is primarily held in a cash bank deposit program maintained by a major financial institution. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The financial institution that currently holds the Company’s cash balances also maintains supplemental insurance coverage for the cash balances of its customers. The Company has not experienced any losses to date resulting from this policy.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $358,389 and $108,193 for the three months ended June 30, 2022 and 2021, respectively, and $673,626 and $228,352 for the six months ended June 30, 2022 and 2021, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months and six months ended June 30, 2022 and 2021 are described as follows.

General and administrative costs for the three months ended June 30, 2022 and 2021 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 26.0% and 7.4% of total general and administrative costs, respectively.

Research and development costs for the three months ended June 30, 2022 include charges from five vendors and consultants representing 29.7%, 18.2%, 17.4%, 12.6%, and 10.2%, respectively, of total research and development costs for that period. Research and development costs for the three months ended June 30, 2021 include charges from three vendors and consultants representing 26.0%, 16.3% and 11.4%, respectively, of total research and development costs for that period.

General and administrative costs for the six months ended June 30, 2022 and 2021 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 29.0% and 8.3% of total general and administrative costs, respectively.

Research and development costs for the six months ended June 30, 2022 include charges from two vendors and consultants representing 44.6% and 16.5%, respectively, of total research and development costs for that period. Research and development costs for the six months ended June 30, 2021 include charges from two vendors and consultants representing 43.8% and 19.7%, respectively, for that period.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2022 or 2021 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2022.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of June 30, 2022 or December 31, 2021. Subsequent to June 30, 2022, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At June 30, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2022	2021

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	3,400,310	3,110,310
Common stock options, including options issued in the form of warrants	3,325,000	2,550,000
Total	7,454,477	6,389,477

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

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of June 30, 2022 and December 31, 2021, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 729,167 shares of common stock at June 30, 2022 and December 31, 2021. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2022 and December 31, 2021, the Company had 16,646,593 shares and 13,746,593 shares, respectively, of common stock issued, issuable and outstanding.

Effective April 12, 2022, the Company completed the sale of 2,900,000 shares of common stock at a price of $2.00 per share in a registered direct equity offering, generating gross proceeds of $5,800,000. The total cash costs of this offering were $658,616, resulting in net proceeds of $5,141,384. Pursuant to the placement agents’ agreement, the Company granted warrants to the placement agents to purchase up to 290,000 shares of common stock expiring on April 14, 2027, at an exercise price of $2.00 per share.

During February and March 2021, the Company issued 3,000 shares of common stock upon the exercise of 3,000 warrants at $5.70 per share and received cash proceeds of $17,100.

Effective March 2, 2021, the Company completed the sale of 1,133,102 shares of common stock at a price of $3.70 per share in a registered direct equity offering, generating gross proceeds of $4,192,478. The total cash costs of this offering were $502,717, resulting in net proceeds of $3,689,761. Pursuant to the placement agents’ agreement, the Company granted warrants to the placement agents to purchase up to 113,310 shares of common stock expiring on March 2, 2026, at an exercise price of $3.70 per share.

On April 22, 2021, the Company issued 125,001 shares of its common stock upon the exercise of options held by an officer and two of the Company’s Directors as follows: 75,000 options at $0.72 per share, 16,667 options at $0.90 per share, and 33,334 options at $0.96 per share, for total cash proceeds of $101,100.

Effective November 30, 2020, the Company raised gross proceeds of $5,700,000 through a public offering of 1,200,000 units at a sale price of $4.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable for a period of five years at an exercise price of $5.70 per share. Additionally, on December 7, 2020, the Company received an additional $1,800 from the sale of 180,000 warrants as part of the overallotment option granted to the underwriters in the public offering. The warrants sold are exercisable for five years and represent the right to purchase one share of common stock at an exercise price of $5.70 per share. The total cash costs of the public offering were $1,110,451, resulting in net proceeds of $4,591,349. Pursuant to the underwriting agreement, the Company granted warrants to the underwriters to purchase up to 120,000 shares of common stock exercisable commencing on May 24, 2021 and expiring on November 24, 2025, at an exercise price of $5.70 per share.

Common Stock Warrants

A summary of common stock warrant activity during the six months ended June 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2021	3,110,310	$5.772
Issued	290,000	2.000
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2022	3,400,310	$5.450	2.22

At June 30, 2022, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$2.000	290,000
$3.700	113,310
$5.700	1,497,000
$6.000	1,500,000
3,400,310

Based on a fair market value of $0.74 per share on June 30, 2022, there was no intrinsic value attributed to exercisable but unexercised in-the-money common stock warrants at June 30, 2022.

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer with an annual salary of $250,000. During the three months ended June 30, 2022 and 2021, the Company paid $62,500 and $62,500, respectively, to Dr. Kovach under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2022 and 2021, the Company paid $125,000 and $125,000, respectively, to Dr. Kovach under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the three months ended June 30, 2022 and 2021, the Company paid $43,750 and $41,667, respectively, to Dr. Miser under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2022 and 2021, the Company paid $87,500 and $79,167, respectively, to Dr. Miser under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer with an annual salary of $120,000. Eric Forman is the son-in-law of Gil Schwartzberg, a member of the Company’s Board of Directors, and a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. During the three months ended June 30, 2022 and 2021, the Company paid $43,750 and $39,167, respectively, to Mr. Forman under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2022 and 2021, the Company paid $87,500 and $69,167, respectively, to Mr. Forman under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended June 30, 2022 and 2021, the Company paid $43,750 and $39,167, respectively, to Mr. Weingarten under this employment agreement which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2022 and 2021, the Company paid $87,500 and $69,167, respectively, to Mr. Weingarten under this employment agreement which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

Appointment of Dr. René Bernards to the Board of Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam.

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations, as described at Note 8.

Compensatory Arrangements for Members of the Board of Directors

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation program for the independent members of the Board of Directors and committee members. Effective May 25, 2022, the Board of Directors approved an amendment to the program. Officers who also serve on the Board of Directors are not compensated separately for their service on the Board of Directors.

Cash compensation for independent directors, payable quarterly, is as follows:

Base director compensation - $20,000 per year

Chairman of audit committee - additional $10,000 per year

Chairman of any other committees - additional $5,000 per year

Member of audit committee - additional $5,000 per year

Member of any other committees - additional $2,500 per year

Equity compensation for independent directors is as follows:

Appointment of new independent directors - The Company will grant options to purchase 250,000 shares of common stock, exercisable for a period of five years at the closing market price on the date of grant, vesting 50% on the grant date and the remaining 50% vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of the grant until fully vested, subject to continued service. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by his or her respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay a one-time cash fee of $100,000 to such director, payable upfront.

Annual grant of options to independent directors - Effective on the last business day of the month of June, the Company will grant options to purchase 100,000 shares of common stock, exercisable for a period of five years at the closing market price on the date of grant, vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of grant until fully vested, subject to continued service. If any director has served for less than 12 full calendar months at the grant date, the amount of such stock option grant shall be prorated based on the length of service of such director. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay an annual cash fee of $40,000 to such director, payable quarterly.

Total cash compensation paid to independent directors was $135,686 and $27,833, respectively, for the three months ended June 30, 2022 and 2021. Total cash compensation paid to independent directors was $168,186 and $27,833, respectively, for the six months ended June 30, 2022 and 2021.

Stock-based compensation granted to members of the Company’s Board of Directors. officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and six months ended June 30, 2022 and 2021 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Related party costs:
Cash-based	$329,436	$210,333	$555,686	$370,333
Stock-based	424,094	850,804	763,766	1,506,836
Total	$753,530	$1,061,137	$1,319,452	$1,877,169

6. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors, and consultants of the Company.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates for up to 2,333,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. The 2020 Plan was subsequently approved by the stockholders of the Company. As of June 30, 2022 unexpired stock options for 2,100,000 shares were issued and outstanding under the 2020 Plan and 233,333 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the six months ended June 30, 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.03%
Expected dividend yield	0%
Expected volatility	153.17%
Expected life	3.5 years

For stock options requiring an assessment of value during the six months ended June 30, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.89%
Expected dividend yield	0%
Expected volatility	198.79%
Expected life	3.5 to 3.6 years

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020 and August 12, 2021, and will vest 25% on each of the second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,985 and $24,985, respectively, with respect to these stock options. During the six months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $49,695 and $49,695, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted options for 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested as to 25% on August 1, 2020 and August 1, 2021, and will vest 25% on each of the second and third anniversaries of the effective date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the stock options fully-vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 1, 2020 through August 1, 2023. During the three months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $35,693 and $35,693, respectively, with respect to these stock options. During the six months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $70,993 and $70,993, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested as to 25% on August 12, 2020 and August 12, 2021, and will vest 25% on each of the second and third anniversaries of the grant date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,985 and $24,985, respectively, with respect to these stock options. During the six months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $49,695 and $49,695, respectively, with respect to these stock options.

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

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and pre-clinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.20 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($3.0144 per share), of which $376,800 was attributable to the stock options fully-vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from April 9, 2021 through June 30, 2023. During the three months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $42,228 and $414,851, respectively, with respect to these stock options. During the six months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $83,992 and $414,851, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.80 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the stock options fully-vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 11, 2021 through June 30, 2023. During the three months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,405 and $350,290, respectively, with respect to these stock options. During the six months ended June 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $76,388 and $350,290, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options exercisable for a period of five years to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock at an exercise price of $3.03 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The total fair value of the 500,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($2.84225 per share), which is being charged to operations ratably from July 1, 2021 through June 30, 2023. During the three months and six months ended June 30, 2022, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $177,150 and $352,355, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($0.6341 per share), of which $79,263 was attributable to the stock options fully-vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months and six months ended June 30, 2022, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $80,647 with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options exercisable for a period of five years to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The total fair value of the 500,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($0.6334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2023. During the three months and six months ended June 30, 2022, the Company did not record a charge to operations with respect to these stock options.

A summary of stock-based compensation costs for the three months and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Related parties	$424,094	$850,804	$763,766	$1,506,836
Non-related parties	—	—	—	—
Total stock-based compensation costs	$424,094	$850,804	$763,766	$1,506,836

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2021	2,666,667	$3.738
Granted	750,000	0.740
Exercised	—	—
Expired/Forfeited	(91,667)	2.962
Stock options outstanding at June 30, 2022	3,325,000	$3.083	3.48

Stock options exercisable at June 30, 2022	2,225,000	$3.570	2.99

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $1,808,000 at June 30, 2022, which will be recognized subsequent to June 30, 2022 over a weighted-average period of approximately 15 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at June 30, 2022 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.740	750,000	125,000
$0.900	33,333	33,333
$1.680	33,333	33,333
$2.060	200,000	200,000
$2.800	250,000	187,500
$3.000	666,667	666,667
$3.030	500,000	250,000
$3.200	250,000	187,500
$3.210	150,000	150,000
$6.000	166,667	166,667
$6.600	41,667	41,667
$7.140	200,000	100,000
$12.000	83,333	83,333
	3,325,000	2,225,000

Based on a fair market value of $0.74 per share on June 30, 2022, there was no intrinsic value attributed to exercisable but unexercised in-the-money common stock options at June 30, 2022.

Outstanding stock options to acquire 1,100,000 shares of the Company’s common stock had not vested at June 30, 2022.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months and six months ended June 30, 2022 and 2021, the Company did not record any provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company believes it is more likely than not the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2022 and December 31, 2021, the Company was not subject to any pending or threatened legal claims or actions.

Principal Commitments

Clinical Trial Agreements

At June 30, 2022, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements, clinical trial monitoring agreements, and agreements for the production of LB-100 for clinical use, as described below, aggregated $8,147,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the three months ended June 30, 2022 and 2021, the Company incurred costs of $6,073 and $10,309, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $9,405 and $17,693, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, total costs of $114,082 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $594,000 as of June 30, 2022, which is expected to be incurred through December 31, 2025.

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

A new batch of LB 100 has been prepared and is now undergoing the multitude of analytical studies of the formulated product necessary to gain approval for use in the European Union. Regulatory reviews by the European Union have been delayed, as a result of which the final review of the clinical product by Spanish regulatory authorities will also be delayed. Accordingly, the clinical trial is now estimated to commence during the quarter ending December 31, 2022 and be completed by June 30, 2025.

The interim analysis of this clinical trial could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through June 30, 2022, the Company has paid GEIS an aggregate of $67,582 towards the second milestone payment for current work being done under this agreement.

During the three months ended June 30, 2022 and 2021, the Company did not incur any costs pursuant to this agreement. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $0 and $24,171, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, total costs of $155,053 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $4,166,000 as of June 30, 2022, which is expected to be incurred through December 31, 2025.

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

On November 2, 2021, the Company entered into a Development Agreement with Famar Health Care Services Madrid SA (“Famar”) to prepare a new batch of clinical LB-100 for use in clinical trials to be conducted in the European Union. During the three months and six months ended June 30, 2022, the Company incurred costs of $0 and $292,293, respectively, pursuant to this agreement, which has been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, the Company had no further commitment pursuant to this agreement, but has continued to engage the services of Famar on a specific project basis.

As of June 30, 2022, this program to provide new inventory of the clinical drug product for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, has cost approximately $1,138,000 to date, with an additional approximately $20,000 expected to be incurred through December 31, 2022. As the production of the new inventory of the clinical drug product is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, patient accrual has been slower than expected. The Company is currently seeking to add two additional centers to increase the rate of patient accrual. With the additional sites, the Company expects this clinical trial to be completed by December 31, 2024. Without additional sites, the completion date for this clinical trial will be no sooner than December 31, 2025.

During the three months ended June 30, 2022 and 2021, the Company incurred costs of $0 and $285,020, respectively, pursuant to this agreement. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $0 and $525,528, respectively, pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of June 30, 2022, which is expected to be incurred through December 31, 2024, based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number. Should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis.

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

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue will now proceed. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. The resulting data is expected to become available by December 31, 2022.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended June 30, 2022 and 2021, the Company incurred costs of $4,558 and $7,540, respectively, pursuant to this work order. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $7,839 and $8,481, respectively, pursuant to this work order. As of June 30, 2022, total costs of $99,723 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $862,000 as of June 30, 2022, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended June 30, 2022 and 2021, the Company incurred costs of $11,235 and $10,773, respectively, pursuant to this work order. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $15,735 and $14,313, respectively, pursuant to this work order. As of June 30, 2022, total costs of $40,361 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $296,000 as of June 30, 2022, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s initial plan was to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of June 30, 2022 and December 31, 2021, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2022 and 2021, the Company recorded charges to operations of $6,233 and $6,233, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2022 and 2021, the Company recorded charges to operations of $12,398 and $12,397, respectively, in connection with its obligations under the License Agreement. As of June 30, 2022, no milestones had yet been attained.

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

On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, the Company’s Chief Administrative Officer, Dr. James S. Miser, the Company’s Chief Medical Officer, and Robert N. Weingarten, the Company’s Chief Financial Officer, under the employment agreements, such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2022 and 2021, respectively, and $8,000 and $8,000 for the six months ended June 30, 2022 and 2021, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2022 and 2021, respectively, and $60,000 and $60,000 for the six months ended June 30, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (NKI), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended June 30, 2022, the Company incurred charges in the amount of $48,886 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2022, the Company incurred charges in the amount of $103,116 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, total costs of $158,364 have been incurred pursuant to this collaboration agreement. The Company’s aggregate commitment pursuant to this collaboration agreement, less amounts previously paid to date, totaled approximately $361,000 as of June 30, 2022, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

On February 2, 2012, the Company entered into a contract with MRI Global for the analysis and stability testing of LB-100. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 and an estimated completion date of April 30, 2023. During the three months ended June 30, 2022 and 2021, the Company incurred costs of $19,597 and $15,423, respectively, pursuant to this work order. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $20,353 and $17,432, respectively, pursuant to this work order. As of June 30, 2022, total costs of $210,062 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $64,000 as of June 30, 2022.

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) has led to disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of Covid-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business activities and capital raising efforts will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities, including its ongoing clinical trials.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Although unclear at this time, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

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

Recent Developments

April 12, 2022 News Release

The Company announced that Professor René Bernards, Netherlands Cancer Institute (NKI), Amsterdam, presented new data from promising drug combinations of the Company’s lead clinical cancer compound, LB-100, at the Annual Meeting of American Association for Cancer Research (AACR) in New Orleans, Louisiana, on April 11, 2022.

In brief, the Company’s first-in-class lead clinical compound and protein phosphatase 2A (PP2A) inhibitor, LB-100, induces further activation of oncogenic signaling in a number of KRAS-mutant cancers, rendering them particularly vulnerable to anti-cancer therapy. Professor Bernards’ presentation, entitled “Unconventional Approaches to the Treatment of Cancer”, was delivered as part of the events celebrating Professor Bernards’ selection as the awardee of the 2022 AACR Princess Takamatsu Memorial Lectureship. The AACR stated that this award “recognizes an individual scientist whose novel and significant work has had or may have a far-reaching impact on the detection, diagnosis, treatment, or prevention of cancer, and who embodies the dedication of [Princess Takamatsu] to multinational collaborations”. AACR is the largest cancer research organization in the world, with more than 50,000 members residing in 129 countries and territories.

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

Appointment of New Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis, working at the Netherlands Cancer Institute in Amsterdam. His research focuses on identifying effective new drug combinations, new drug targets, and mechanisms of resistance to anti-cancer drugs. He has also co-founded four biotechnology companies to bring his scientific discoveries to clinical oncology practice. He is a member of the Royal Netherlands Academy of Sciences, an International Honorary Member of the American Academy of Arts and Sciences and an International Member of the National Academy of Sciences (USA). Additionally, he is a fellow of the American Association for Cancer Research (AACR), and has received the Princess Takamatsu Memorial Lectureship at this year’s AACR annual meeting where he presented new data on the unexpected effectiveness of the Company’s lead compound, LB-100, when given with a variety of standard and investigational anti-cancer compounds that have only modest activity on their own.

Effective as of June 17, 2022, Bas van der Baan was appointed to the Company’s Board of Directors as an independent director. Mr. van der Baan has over twenty years of experience in the biotechnology industry with a key focus on oncology and diagnostics. He has extensive knowhow in the journey from clinical development to reimbursement and commercialization, as well as the establishment of partnerships with the pharmaceutical industry, academic collaborators, distributors, insurance companies and governments to successfully launch new oncology products.

Listing of the Company’s Common Stock on The Nasdaq Capital Market

The Company’s common stock and the warrants issued in its public offering are traded on The Nasdaq Capital Market under the symbols “LIXT” and. “LIXTW”, respectively.

On June 24, 2022, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until December 21, 2022, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending December 21, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on The Nasdaq Capital Market during the compliance period(s).

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

Going Concern

At June 30, 2022, the Company had cash of $7,735,772 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2022 and 2021 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2022 and 2021 included elsewhere in this document.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets. There were no changes to the critical accounting policies described in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that impacted the Company’s condensed consolidated financial statements and related notes for the three months and six months ended June 30, 2022 and 2021.

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

During the three months ended June 30, 2022 and 2021, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $358,389 and $108,193, respectively, an increase of $250,196, or 231.2% in 2022, as compared to 2021. During the six months ended June 30, 2022 and 2021, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $673,626 and $228,352, respectively, an increase of $445,274, or 195.0% in 2022, as compared to 2021.

In late 2021, the Company engaged a new patent law firm highly regarded for its expertise in biotechnology. This firm conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to maximize the Company’s intellectual property protection, both domestically and internationally. In addition, several new patents were recently filed, reflecting potential new uses of the Company’s unique lead clinical compound LB-100 in cancer therapy. These activities have resulted in an increase in patent and licensing legal and filing fees and costs in 2022 as compared to 2021. The Company expects that such patent and licensing related legal and filing costs will continue to increase during the remainder of 2022 as compared to 2021, and likely thereafter, as the Company continues to develop and expand its patent portfolio related to the clinical development of LB-100.

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

The LB-200 series consists of histone deacetylase inhibitors (HDACi). Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity. LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of the Company’s focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, the Company has decided not to actively pursue pre-clinical development of the LB-200 series of compounds at this time. At this time, the Company intends to only maintain composition of matter patents for LB-200.

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

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) has led to disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of Covid-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business activities and capital raising efforts will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities, including its ongoing clinical trials.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Although unclear at this time, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Results of Operations

At June 30, 2022, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	753,530	1,061,137	1,319,452	1,877,169
Patent and licensing legal and filing fees and costs	358,389	108,193	673,626	228,352
Other costs and expenses	269,281	300,850	584,023	646,313
Research and development costs	164,810	262,415	623,261	705,941
Total costs and expenses	1,546,010	1,732,595	3,200,362	3,457,775
Loss from operations	(1,546,010)	(1,732,595)	(3,200,362)	(3,457,775)
Interest income	191	180	300	326
Interest expense	(627)	(845)	(3,121)	(2,944)
Foreign currency gain (loss)	142	94	(39)	83
Net loss	$(1,546,304)	$(1,733,166)	$(3,203,222)	$(3,460,310)

Net loss per common share – basic and diluted	$(0.10)	$(0.13)	$(0.21)	$(0.26)

Weighted average common shares outstanding – basic and diluted	16,200,439	13,633,040	14,980,295	13,203,010

Three Months Ended June 30, 2022 and 2021

Revenues. The Company did not have any revenues for the three months ended June 30, 2022 and 2021.

General and Administrative Costs. For the three months ended June 30, 2022, general and administrative costs were $1,381,200, which consisted of the fair value of vested stock options issued to directors and officers of $424,094, patent and licensing legal and filing fees and costs of $358,389, other consulting and professional fees of $97,740, insurance expense of $117,135, officer’s salary and related costs of $209,622, cash-based director and board committee fees of $135,686, licensing fees of $6,233, shareholder reporting costs of $3,370, listing fees of $14,875, filing fees of $3,088, taxes and licenses of $4,069, and other operating costs of $6,899.

For the three months ended June 30, 2021, general and administrative costs were $1,470,180, which consisted of the fair value of vested stock options issued to directors and officers of $850,804, patent and licensing legal and filing fees and costs of $108,193, other consulting and professional fees of $154,495, insurance expense of $87,757, officer’s salary and related costs of $197,689, cash-based director and board committee fees of $27,833, licensing fees of $6,233, shareholder reporting costs of $9,373, listing fees of $14,500, filing fees of $2,990, taxes and licenses of $2,444, and other operating costs of $7,869.

General and administrative costs decreased by $88,980, or 6.1%, in 2022 as compared to 2021, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $426,710, and a decrease in other consulting and professional fees of $56,755, offset by an increase in patent and licensing legal and filing fees and costs of $250,196, an increase in cash-based director and board committee fees of $107,853, and an increase in insurance expense of $29,378.

Research and Development Costs. For the three months ended June 30, 2022, research and development costs were $164,810, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $18,774, clinical and related oversight costs of $22,225, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $123,811.

For the three months ended June 30, 2021, research and development costs were $262,415, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $140,041, clinical and related oversight costs of $97,863, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $24,511.

Research and development costs decreased by $97,605, or 37.2%, in 2022 as compared to 2021, primarily as a result of a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $121,267, a decrease in clinical and related oversight costs of $75,638, offset by an increase in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $99,300. The absence of costs associated with ongoing clinical trials during the three months ended June 30, 2022 and 2021 reflects the slow accrual of patients into such clinical trials and the delay in starting the clinical trial with the Spanish Sarcoma Group.

Interest Income. For the three months ended June 30, 2022, the Company had interest income of $191, as compared to interest income of $180 for the three months ended June 30, 2021, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the three months ended June 30, 2022, the Company had interest expense of $627, as compared to interest expense of $845 for the three months ended June 30, 2021, related to the financing of its directors and officers liability insurance policy premium.

Foreign Currency Loss. For the three months ended June 30, 2022, the Company had a gain from foreign currency transactions of $142, as compared to a gain from foreign current transactions of $94 for the three months ended June 30, 2021.

Net Loss. For the three months ended June 30, 2022, the Company incurred a net loss of $1,546,304, as compared to a net loss of $1,733,166 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

Revenues. The Company did not have any revenues for the six months ended June 30, 2022 and 2021.

General and Administrative Costs. For the six months ended June 30, 2022, general and administrative costs were $2,577,101, which consisted of the fair value of vested stock options issued to directors and officers of $763,766, patent and licensing legal and filing fees and costs of $673,626, other consulting and professional fees of $235,455, insurance expense of $234,270, officer’s salary and related costs of $420,489, cash-based director and board committee fees of $168,186, licensing fees of $12,398, shareholder reporting costs of $6,324, listing fees of $29,750, filing fees of $8,412, taxes and licenses of $8,138, and other operating costs of $16,287.

For the six months ended June 30, 2021, general and administrative costs were $2,751,834, which consisted of the fair value of vested stock options issued to directors and officers of $1,506,836, patent and licensing legal and filing fees and costs of $228,352, other consulting and professional fees of $349,376, insurance expense of $175,513, officer’s salary and related costs of $371,271, cash-based director and board committee fees of $27,833, licensing fees of $12,397, shareholder reporting costs of $19,760, listing fees of $29,000, filing fees of $12,564, taxes and licenses of $7,113, and other operating costs of $11,819.

General and administrative costs decreased by $174,733, or 6.3%, in 2022 as compared to 2021, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $743,070, and a decrease in other consulting and professional fees of $113,921, offset by an increase in patent and licensing legal and filing fees and costs of $445,274, an increase in officer’s salary and related costs of $49,218, an increase in cash-based director and board committee fees of $140,353, and an increase in insurance expense of $58,757.

Research and Development Costs. For the six months ended June 30, 2022, research and development costs were $623,261, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $351,488, clinical and related oversight costs of $33,338, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $238,435.

For the six months ended June 30, 2021, research and development costs were $705,941, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $272,328, clinical and related oversight costs of $374,407, which included an upfront payment to City of Hope of $240,508 upon execution of the Clinical Research Support Agreement in January 2021, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $59,206.

Research and development costs decreased by $82,680, or 11.7%, in 2022 as compared to 2021, primarily as a result of a decrease in clinical and related oversight costs of $341,069, including an upfront payment to City of Hope of $240,508 upon execution of the Clinical Research Support Agreement in January 2021, offset by an increase .in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $79,160, and an increase in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $179,229. The absence of costs associated with ongoing clinical trials during the six months ended June 30, 2022 and 2021 reflects the slow accrual of patients into such clinical trials and the delay in starting the clinical trial with the Spanish Sarcoma Group.

Interest Income. For the six months ended June 30, 2022, the Company had interest income of $300, as compared to interest income of $326 for the six months ended June 30, 2021, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the six months ended June 30, 2022, the Company had interest expense of $3,121, as compared to interest expense of $2,944 for the six months ended June 30, 2021, related to the financing of its directors and officers liability insurance policy premium.

Foreign Currency Loss. For the six months ended June 30, 2022, the Company had a loss from foreign currency transactions of $39, as compared to a gain from foreign current transactions of $83 for the six months ended June 30, 2021.

Net Loss. For the six months ended June 30, 2022, the Company incurred a net loss of $3,203,222, as compared to a net loss of $3,460,310 for the three months ended June 30, 2021.

Liquidity and Capital Resources – June 30, 2022

The Company’s condensed consolidated statements of cash flows as discussed herein are presented below.

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(2,229,357)	$(2,068,183)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	5,141,384	3,797,394
Net increase in cash	$2,912,027	$1,729,211

At June 30, 2022, the Company had working capital of $7,492,266, as compared to working capital of $4,790,338 at December 31, 2021, reflecting an increase in working capital of $2,701,928 for the six months ended June 30, 2022. The increase in working capital during the six months ended June 30, 2022 was the result primarily of the Company completing the sale of 2,900,000 shares of common stock at a price of $2.00 per share in a registered direct equity offering on April 12, 2022, generating net proceeds of $5,141,384, offset by the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing its patent portfolio. At June 30, 2022, the Company had cash of $7,735,772 available to fund its operations.

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

Based on current operating plans, the Company estimates that existing cash resources will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately September 30, 2023. However, existing cash resources will not be sufficient to complete development of and obtain regulatory approval for the Company’s product candidate, and the Company will need to raise significant additional capital to do so. In addition, the Company’s operating plan may change as a result of many factors currently unknown, and additional funds may be needed sooner than planned.

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

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, as well as its licensing and patent prosecution efforts and its technology and product development efforts, or obtain funds, if available, through strategic alliances or joint ventures that could require the Company to relinquish rights to and/or control of LB-100, or to discontinue operations

Operating Activities. For the six months ended June 30, 2022, operating activities utilized cash of $2,229,357, as compared to utilizing cash of $2,068,183 for the six months ended June 30, 2021, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the six months ended June 30, 2022 and 2021, the Company had no investing activities.

Financing Activities. For the six months June 30, 2022, financing activities consisted of the gross proceeds from the sale of common stock in the Company’s direct equity offering of $5,800,000, reduced by offering costs of $658,616. For the six months ended June 30, 2021, financing activities consisted of the gross proceeds from the sale of common stock in the Company’s direct equity offering of $4,192,478, reduced by offering costs of $502,717, $17,100 from the exercise of common stock warrants, and $101,000 from the exercise of common stock options. The Company also paid public offering costs of $10,467 during the six months ended June 30, 2021 related to its initial public offering in November 2020.

Principal Commitments

Clinical Trial Agreements

At June 30, 2022, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements, clinical trial monitoring agreements, and agreements for the production of LB-100 for clinical use, as described below, aggregated $8,147,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the three months ended June 30, 2022 and 2021, the Company incurred costs of $6,073 and $10,309, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $9,405 and $17,693, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, total costs of $114,082 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $594,000 as of June 30, 2022, which is expected to be incurred through December 31, 2025.

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

A new batch of LB 100 has been prepared and is now undergoing the multitude of analytical studies of the formulated product necessary to gain approval for use in the European Union. Regulatory reviews by the European Union have been delayed, as a result of which the final review of the clinical product by Spanish regulatory authorities will also be delayed. Accordingly, this clinical trial is now estimated to commence during the quarter ending December 31, 2022 and be completed by June 30, 2025.

The interim analysis of this clinical trial could indicate either inferiority or superiority of LB-100 plus doxorubicin as compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through June 30, 2022, the Company has paid GEIS an aggregate of $67,582 towards the second milestone payment for current work being done under this agreement.

During the three months ended June 30, 2022 and 2021 the Company did not incur any costs pursuant to this agreement. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $0 and $24,171, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, total costs of $155,053 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $4,166,000 as of June 30, 2022, which is expected to be incurred through December 31, 2025.

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

On November 2, 2021, the Company entered into a Development Agreement with Famar Health Care Services Madrid SA (“Famar”) to prepare a new batch of clinical LB-100 for use in clinical trials to be conducted in the European Union. During the three months and six months ended June 30, 2022, the Company incurred costs of $0 and $292,293, respectively, pursuant to this agreement, which has been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, the Company had no further commitment pursuant to this agreement, but has continued to engage the services of Famar on a specific project basis.

As of June 30, 2022, this program to provide new inventory of the clinical drug product for the Spanish sarcoma study, and potentially for subsequent multiple trials within the European Union, has cost approximately $1,138,000 to date, with an additional approximately $20,000 expected to be incurred through December 31, 2022. As the production of the new inventory of the clinical drug product is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, patient accrual has been slower than expected. The Company is currently seeking to add two additional centers to increase the rate of patient accrual. With the additional sites, the Company expects this clinical trial to be completed by December 31, 2024. Without additional sites, the completion date for this clinical trial will be no sooner than December 31, 2025.

During the three months ended June 30, 2022 and 2021, the Company incurred costs of $0 and $285,020, respectively, pursuant to this agreement. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $0 and $525,528, respectively, pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of June 30, 2022, which is expected to be incurred through December 31, 2024, based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number. Should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis.

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

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue will now proceed. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. Data is expected to become available by December 31, 2022.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended June 30, 2022 and 2021, the Company incurred costs of $4,558 and $7,540, respectively, pursuant to this work order. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $7,839 and $8,481, respectively, pursuant to this work order. As of June 30, 2022, total costs of $99,723 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $862,000 as of June 30, 2022, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended June 30, 2022 and 2021, the Company incurred costs of $11,235 and $10,773, respectively, pursuant to this work order. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $15,735 and $14,313, respectively, pursuant to this work order. As of June 30, 2022, total costs of $40,361 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $296,000 as of June 30, 2022, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s initial plan was to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of June 30, 2022 and December 31, 2021, no amounts were due under this agreement.

Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2022 and 2021, the Company recorded charges to operations of $6,233 and $6,233, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2022 and 2021, the Company recorded charges to operations of $12,398 and $12,397, respectively, in connection with its obligations under the License Agreement. As of June 30, 2022, no milestones had yet been attained.

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

On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, the Company’s Chief Administrative Officer, Dr. James S. Miser, the Company’s Chief Medical Officer, and Robert N. Weingarten, the Company’s Chief Financial Officer, under the employment agreements, such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2022 and 2021, respectively, and $8,000 and $8,000 for the six months ended June 30, 2022 and 2021, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2022 and 2021, respectively, and $60,000 and $60,000 for the six months ended June 30, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (NKI), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended June 30, 2022, the Company incurred charges in the amount of $48,886 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2022, the Company incurred charges in the amount of $103,116 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2022, total costs of $158,364 have been incurred pursuant to this collaboration agreement. The Company’s aggregate commitment pursuant to this collaboration agreement, less amounts previously paid to date, totaled approximately $361,000 as of June 30, 2022, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

On February 2, 2012, the Company entered into a contract with MRI Global for the analysis and stability testing of LB-100. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 and an estimated completion date of April 30, 2023. During the three months ended June 30, 2022 and 2021, the Company incurred costs of $19,597 and $15,423, respectively, pursuant to this work order. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $20,353 and $17,432, respectively, pursuant to this work order. As of June 30, 2022, total costs of $210,062 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $64,000 as of June 30, 2022.

Off-Balance Sheet Arrangements

At June 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this filing, except as disclosed in this document, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2021 Form 10-K.

Listing of the Company’s Common Stock on The Nasdaq Capital Market

The Company’s common stock and the warrants issued in its public offering are traded on The Nasdaq Capital Market under the symbols “LIXT” and. “LIXTW”, respectively.

On June 24, 2022, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until December 21, 2022, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending December 21, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on The Nasdaq Capital Market during the compliance period(s).

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) has led to disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of Covid-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business activities and capital raising efforts will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities, including its ongoing clinical trials.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Although unclear at this time, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 10, 2022	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial and Accounting Officer)

