Form 10-Q
period 2022-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2022-11-08
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of November 1, 2022, the Company had 16,646,593 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash	$6,561,840	$4,823,745
Advances on research and development contract services	147,017	150,241
Prepaid insurance	86,654	109,029
Other prepaid expenses and current assets	23,957	10,249
Total current assets	6,819,468	5,093,264
Total assets	$6,819,468	$5,093,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $54,972 and $32,500 to related parties at September 30, 2022 and December 31, 2021, respectively	$307,398	$225,965
Research and development contract liabilities	100,930	76,961
Total current liabilities	408,328	302,926

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 16,646,593 shares at September 30, 2022 and 13,746,593 shares at December 31, 2021	1,664	1,374
Additional paid-in capital	44,672,871	38,371,128
Accumulated deficit	(41,763,395)	(37,082,164)
Total stockholders’ equity	6,411,140	4,790,338
Total liabilities and stockholders’ equity	$6,819,468	$5,093,264

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation expense of $396,883 and $347,222 for the three months ended September 30, 2022 and 2021, respectively, and $1,160,649 and $1,854,058 for the nine months ended September 30, 2022 and 2021, respectively	643,957	573,472	1,963,409	2,450,641
Patent and licensing legal and filing fees and costs	271,163	137,114	944,789	365,466
Other costs and expenses	290,993	299,953	875,016	946,266
Research and development costs	272,388	227,181	895,649	933,122
Total costs and expenses	1,478,501	1,237,720	4,678,863	4,695,495
Loss from operations	(1,478,501)	(1,237,720)	(4,678,863)	(4,695,495)
Interest income	3,911	161	4,211	487
Interest expense	(2,119)	—	(5,240)	(2,944)
Foreign currency loss	(1,300)	(1,165)	(1,339)	(1,082)
Net loss	$(1,478,009)	$(1,238,724)	$(4,681,231)	$(4,699,034)

Net loss per common share – basic and diluted	$(0.09)	$(0.09)	$(0.30)	$(0.35)

Weighted average common shares outstanding – basic and diluted	16,646,593	13,733,912	15,541,831	13,381,922

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Nine Months Ended September 30, 2022 and 2021

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended September 30, 2022:
Balance, June 30, 2022	350,000	$3,500,000	16,646,593	$1,664	$44,275,988	$(40,285,386)	$7,492,266
Stock-based compensation expense	—	—	—	—	396,883	—	396,883
Net loss	—	—	—	—	—	(1,478,009)	(1,478,009)
Balance, September 30, 2022	350,000	$3,500,000	16,646,593	$1,664	$44,672,871	$(41,763,395)	$6,411,140

Nine months ended September 30, 2022:
Balance, December 31, 2021	350,000	$3,500,000	13,746,593	$1,374	$38,371,128	$(37,082,164)	$4,790,338
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	2,900,000	290	5,141,094	—	5,141,384
Stock-based compensation expense	—	—	—	—	1,160,649	—	1,160,649
Net loss	—	—	—	—	—	(4,681,231)	(4,681,231)
Balance, September 30, 2022	350,000	$3,500,000	16,646,593	$1,664	$44,672,871	$(41,763,395)	$6,411,140

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Nine Months Ended September 30, 2022 and 2021

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended September 30, 2021:
Balance, June 30, 2021	350,000	$3,500,000	13,663,260	$1,366	$37,179,050	$(33,814,078)	$6,866,338
Exercise of stock options	—	—	83,333	8	99,992	—	100,000
Stock-based compensation expense	—	—	—	—	347,222	—	347,222
Net loss for the period	—	—	—	—	—	(1,238,724)	(1,238,724)
Balance, September 30, 2021	350,000	$3,500,000	13,746,593	$1,374	$37,626,264	$(35,052,802)	$6,074,836

Nine months ended September 30, 2021:
Balance, December 31, 2020	350,000	$3,500,000	12,402,157	$1,240	$31,864,479	$(30,353,768)	$5,011,951
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	1,133,102	113	3,689,648	—	3,689,761
Exercise of warrants	—	—	3,000	1	17,099	—	17,100
Exercise of stock options	—	—	208,334	20	200,980	—	201,000
Stock-based compensation expense	—	—	—	—	1,854,058	—	1,854,058
Net loss for the period	—	—	—	—	—	(4,699,034)	(4,699,034)
Balance, September 30, 2021	350,000	$3,500,000	13,746,593	$1,374	$37,626,264	$(35,052,802)	$6,074,836

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(4,681,231)	$(4,699,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	1,160,649	1,854,058
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	3,224	(139,120)
Prepaid insurance	22,375	(31,012)
Other prepaid expenses and current assets	(13,708)	(17,224)
Increase in -
Accounts payable and accrued expenses	81,433	25,348
Research and development contract liabilities	23,969	10,918
Net cash used in operating activities	(3,403,289)	(2,996,066)

Cash flows from financing activities:
Proceeds from sale of common stock in direct equity offering, net of offering costs	5,141,384	3,689,761
Exercise of common stock warrants	—	17,100
Exercise of common stock options	—	201,000
Payment of deferred offering costs	—	(20,467)
Net cash provided by financing activities	5,141,384	3,887,394

Cash:
Net increase	1,738,095	891,328
Balance at beginning of period	4,823,745	5,069,266
Balance at end of period	$6,561,840	$5,960,594

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$5,240	$2,944
Income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of deferred offering costs	$—	$16,376

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2022 and 2021

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation (“Holdings”), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (“Lixte”) (collectively, the “Company”), at September 30, 2022, and for the three months and nine months ended September 30, 2022 and 2021, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of its operations for the three months and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements at such date.

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

Listing of the Company’s Common Stock on The Nasdaq Capital Market

The Company’s common stock and the warrants issued in its public offering are traded on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

On June 24, 2022, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until December 21, 2022, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending December 21, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on The Nasdaq Capital Market during the compliance period(s).

The Company is continuing to assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

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

Going Concern

At September 30, 2022, the Company had cash of $6,561,840 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $271,163 and $137,114 for the three months ended September 30, 2022 and 2021, respectively, and $944,789 and $365,466 for the nine months ended September 30, 2022 and 2021, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months and nine months ended September 30, 2022 and 2021 are described as follows.

General and administrative costs for the three months ended September 30, 2022 and 2021 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 22.5% and 13.6% of total general and administrative costs, respectively.

Research and development costs for the three months ended September 30, 2022 include charges from four vendors and consultants representing 32.0%, 23.2%, 16.9%, and 11.0%, respectively, of total research and development costs for that period. Research and development costs for the three months ended September 30, 2021 include charges from three vendors and consultants representing 13.5%, 13.2% and 12.7%, respectively, of total research and development costs for that period.

General and administrative costs for the nine months ended September 30, 2022 and 2021 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 25.0% and 9.7% of total general and administrative costs, respectively.

Research and development costs for the nine months ended September 30, 2022 include charges from two vendors and consultants representing 31.0% and 16.7%, respectively, of total research and development costs for that period. Research and development costs for the nine months ended September 30, 2021 include charges from three vendors and consultants representing 33.2%, 26.9% and 10.5%, respectively, for that period.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2022 or 2021 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2022.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of September 30, 2022 or December 31, 2021. Subsequent to September 30, 2022, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At September 30, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2022	2021

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	3,400,310	3,110,310
Common stock options, including options issued in the form of warrants	3,325,000	2,466,667
Total	7,454,477	6,306,144

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of September 30, 2022 and December 31, 2021, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 729,167 shares of common stock at September 30, 2022 and December 31, 2021. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Company had 16,646,593 shares and 13,746,593 shares, respectively, of common stock issued, issuable and outstanding.

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

On April 22, 2021, the Company issued 125,001 shares of its common stock upon the exercise of options held by an officer and two of the Company’s Directors as follows: 75,000 options at $0.72 per share, 16,667 options at $0.90 per share, and 33,334 options at $0.96 per share, for total cash proceeds of $101,000.

Effective July 14, 2021, a stock option held by a consultant of the Company for 83,333 shares of common stock were exercised at $1.20 per share. The exercise of this stock option generated total cash proceeds of $100,000 and resulted in the issuance of 83,333 shares of common stock.

Common Stock Warrants

A summary of common stock warrant activity during the nine months ended September 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2021	3,110,310	$5.772
Issued	290,000	2.000
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2022	3,400,310	$5.450	1.97

At September 30, 2022, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$2.000	290,000
$3.700	113,310
$5.700	1,497,000
$6.000	1,500,000
3,400,310

Based on a fair market value of $0.55 per share on September 30, 2022, there was no intrinsic value attributed to exercisable but unexercised in-the-money common stock warrants at September 30, 2022.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors and affiliates.

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, payable monthly, as described below. The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for an additional one-year period in July and August 2021 and 2022.

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer with an annual salary of $250,000. During the three months ended September 30, 2022 and 2021, the Company paid $62,500 and $62,500, respectively, to Dr. Kovach under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2022 and 2021, the Company paid $187,500 and $187,500, respectively, to Dr. Kovach under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the three months ended September 30, 2022 and 2021, the Company paid $43,750 and $43,750, respectively, to Dr. Miser under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2022 and 2021, the Company paid $131,250 and $122,917, respectively, to Dr. Miser under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer with an annual salary of $120,000. Eric Forman is the son-in-law of Gil Schwartzberg, a member of the Company’s Board of Directors, and a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Eric Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. During the three months ended September 30, 2022 and 2021, the Company paid $43,750 and $43,750, respectively, to Mr. Forman under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2022 and 2021, the Company paid $131,250 and $112,917, respectively, to Mr. Forman under this employment agreement, which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended September 30, 2022 and 2021, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2022 and 2021, the Company paid $131,250 and $112,917, respectively, to Mr. Weingarten under this employment agreement which are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

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

Total cash compensation paid to independent directors was $53,324 and $32,500, respectively, for the three months ended September 30, 2022 and 2021. Total cash compensation paid to independent directors was $221,510 and $60,332, respectively, for the nine months ended September 30, 2022 and 2021.

Stock-based compensation granted to members of the Company’s Board of Directors. officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and nine months ended September 30, 2022 and 2021 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Compensation to related parties:
Cash-based	$247,074	$226,250	$802,760	$596,583
Stock-based	396,883	347,222	1,160,649	1,854,058
Total	$643,957	$573,472	$1,963,409	$2,450,641

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

As of September 30, 2022, unexpired stock options for 2,100,000 shares were issued and outstanding under the 2020 Plan and 233,333 shares were available for issuance under the 2020 Plan. Subsequently, on October 7, 2022, the Company held a meeting of stockholders, at which meeting the stockholders approved a proposal to amend the 2020 Plan to increase the number of common shares issuable thereunder by 1,800,000 shares, to a total of 4,133,333 shares.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $25,259 and $25,259, respectively, with respect to these stock options. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $74,954 and $74,954, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted options for 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the stock options fully-vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 1, 2020 through August 1, 2023. During the three months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $36,085 and $36,085, respectively, with respect to these stock options. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $107,078 and $107,078, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted options for 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options have a term of five years and an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the stock options fully-vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $25,259 and $25,259, respectively, with respect to these stock options. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $74,954 and $74,954, respectively, with respect to these stock options.

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

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and pre-clinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.20 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($3.0144 per share), of which $376,800 was attributable to the stock options fully-vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from April 9, 2021 through June 30, 2023. During the three months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $42,692 and $42,692, respectively, with respect to these stock options. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $126,684 and $457,543, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.80 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the stock options fully-vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 11, 2021 through June 30, 2023. During the three months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,827 and $38,827, respectively, with respect to these stock options. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $115,215 and $389,117, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options exercisable for a period of five years to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock at an exercise price of $3.03 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The total fair value of the 500,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($2.84225 per share), which is being charged to operations ratably from July 1, 2021 through June 30, 2023. During the three months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $179,100 and $179,100, respectively, with respect to these stock options. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $531,455 and $179,100, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted options exercisable for a period of five years to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($0.6341 per share), of which $79,263 was attributable to the stock options fully-vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months and nine months ended September 30, 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $9,801 and $90,449, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options exercisable for a period of five years to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The total fair value of the 500,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($0.6334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. During the three months and nine months ended September 30, 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $39,860 and $39,860, respectively, with respect to these stock options.

A summary of stock-based compensation costs for the three months and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Related parties	$396,883	$347,222	$1,160,649	$1,854,058
Non-related parties	—	—	—	—
Total stock-based compensation costs	$396,883	$347,222	$1,160,649	$1,854,058

A summary of stock option activity, including options issued in the form of warrants, during the nine months ended September 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2021	2,666,667	$3.738
Granted	750,000	0.740
Exercised	—	—
Expired/Forfeited	(91,667)	2.962
Stock options outstanding at September 30, 2022	3,325,000	$3.083	3.23

Stock options exercisable at September 30, 2022	2,446,875	$3.532	2.84

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $1,411,000 at September 30, 2022, which will be recognized subsequent to September 30, 2022 over a weighted-average period of approximately 12 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at September 30, 2022 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.740	750,000	203,125
$0.900	33,333	33,333
$1.680	33,333	33,333
$2.060	200,000	200,000
$2.800	250,000	203,125
$3.000	666,667	666,667
$3.030	500,000	312,500
$3.200	250,000	203,125
$3.210	150,000	150,000
$6.000	166,667	166,667
$6.600	41,667	41,667
$7.140	200,000	150,000
$12.000	83,333	83,333
	3,325,000	2,446,875

Based on a fair market value of $0.55 per share on September 30, 2022, there was no intrinsic value attributed to exercisable but unexercised in-the-money common stock options at September 30, 2022.

Outstanding stock options to acquire 878,125 shares of the Company’s common stock had not vested at September 30, 2022.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months and nine months ended September 30, 2022 and 2021, the Company did not record any provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company believes it is more likely than not the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2022 and December 31, 2021, the Company was not subject to any pending or threatened legal claims or actions.

Principal Commitments

Clinical Trial Agreements

At September 30, 2022, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements, and clinical trial monitoring agreements, as described below, aggregated $8,002,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the three months ended September 30, 2022 and 2021, the Company incurred costs of $9,218 and $0, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $18,623 and $17,693, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2022, total costs of $123,300 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $590,000 as of September 30, 2022, which is expected to be incurred through December 31, 2025.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks include the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of September 30, 2022, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost $1,144,041. While the production of new inventory has been completed, immaterial amounts of trailing costs are expected.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial is now scheduled to commence during late 2022 or the first quarter of 2023 and to be completed by June 30, 2025. Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by December 31, 2023, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

The interim analysis of this clinical trial will be done before full accrual of patients is completed to determine whether the study has the possibility of showing superiority of the combination of LB-100 plus doxorubicin compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through September 30, 2022, the Company has paid GEIS an aggregate of $67,582 towards the second milestone payment for current work being done under this agreement.

During the three months ended September 30, 2022 and 2021, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $0 and $24,171, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2022, total costs of $155,053 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,836,000 as of September 30, 2022, which is expected to be incurred through December 31, 2025.

On October 7, 2022, the third milestone pursuant to this agreement was achieved. Accordingly, as of that date, the balance remaining pursuant to the second milestone of $18,244, and the amount due upon achieving the third milestone of $254,543, became due and were paid subsequent to September 30, 2022.

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

During the three months ended September 30, 2022 and 2021, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $0 and $525,528, respectively, pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of September 30, 2022, which is expected to be incurred through December 31, 2024, based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number. Should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis.

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

The neurosurgical unit at the NCI, which had been closed to research studies due to the Covid-19 epidemic, was reopened and patient accrual has been completed, and the Company is awaiting the resulting data. There is an urgent need to improve therapy for this type of aggressive brain tumor. If the NCI study shows that LB-100 does penetrate the brain, a clinical study of LB-100 in combination with standard therapy for GBM, the drug temozolomide and radiation, both of which have been well documented in pre-clinical studies to be significantly enhanced by LB-100, would be of significant interest to neuro-oncologists frustrated by decades of limited advances in therapy for this common brain tumor in adults.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended September 30, 2022 and 2021, the Company incurred costs of $11,953 and $869, respectively, pursuant to this work order. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $19,791 and $9,350, respectively, pursuant to this work order. As of September 30, 2022, total costs of $111,676 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $853,000 as of September 30, 2022, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended September 30, 2022 and 2021, the Company incurred costs of $7,731 and $6,857, respectively, pursuant to this work order. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $23,466 and $21,170, respectively, pursuant to this work order. As of September 30, 2022, total costs of $48,092 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $290,000 as of September 30, 2022, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

INSERM. On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s initial plan was to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of September 30, 2022 and December 31, 2021, no amounts were due under this agreement.

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended September 30, 2022 and 2021, the Company recorded charges to operations of $6,301 and $6,301, respectively, in connection with its obligations under the License Agreement. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to operations of $18,699 and $18,698, respectively, in connection with its obligations under the License Agreement. As of September 30, 2022, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly (see Note 5). The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021 and 2022.

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

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively, and $12,000 and $12,000 for the nine months ended September 30, 2022 and 2021, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. Excluding expense reimbursements, the Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended September 30, 2022 and 2021, respectively, and $90,000 and $90,000 for the nine months ended September 30, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

Effective August 12, 2020, the Company entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting pre-clinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The pre-clinical studies were to be conducted at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the pre-clinical studies confirm that LB-100 reduces AS signs in rodent models, the Company has agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of the Company’s investigational compound, LB-100. The Company has agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which was initially expected to be completed within three years. Conditioned on FAST’s completion of this study, the Company has agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by the Company, up to a maximum of $250,000, from the exploitation of the study results.

The research team at the University of California - Davis recently completed their pre-clinical study of the potential benefit of LB-100 in a mouse model of AS, and the results are currently under review by FAST. The preliminary analysis indicates that the positive results previously reported by Chinese investigators were not confirmed in the US model. The Company is currently awaiting input from FAST as to whether it intends to continue to pursue pre-clinical studies of LB 100. To date, FAST has not indicated whether it desires to pursue further studies of LB-100.

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (NKI), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended September 30, 2022, the Company incurred charges in the amount of $46,068 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2022, the Company incurred charges in the amount of $149,184 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2022, total costs of $204,433 have been incurred pursuant to this collaboration agreement. The Company’s aggregate commitment pursuant to this collaboration agreement, less amounts previously paid to date, totaled approximately $250,000 as of September 30, 2022, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

On February 2, 2012, the Company entered into a contract with MRI Global for the analysis and stability testing of LB-100. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 and an estimated completion date of April 30, 2023. During the three months ended September 30, 2022 and 2021, the Company incurred costs of $6,749 and $0, respectively, pursuant to this work order. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $27,102 and $17,432, respectively, pursuant to this work order. As of September 30, 2022, total costs of $212,778 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $61,000 as of September 30, 2022.

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

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs), and which would put additional stress on the Company’s working capital resources.

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

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the matters noted below, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

On November 6, 2022, the Board of Directors of the Company approved the following actions:

(1) Promoted Eric Forman, the Company’s Chief Administrative Officer, to Vice President and Chief Operating Officer, and increased his annual salary from $175,000 to $200,000 per year.

(2) Authorized the issuance of warrants to BioPharmaWorks, which has provided consulting services to the Company since September 2015, to purchase 100,000 shares of the Company’s common stock, fully vested upon issuance, exercisable for a period of 5 years at $0.5025 per share, which was the closing market price of the Company’s common stock on Friday, November 4, 2022.

(3) Authorized the issuance of stock options under the Company’s 2020 Stock Incentive Plan to Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser and Robert N. Weingarten to each purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years at $2.00 per share, vesting 25% on the issuance date and 25% on each anniversary date thereafter until fully vested, subject to continued service. The closing market price of the Company’s common stock on Friday, November 4, 2022, was $0.5025 per share.

(4) Approved an amendment to the Company’s Amended and Restated Bylaws to reduce the quorum requirement to hold a meeting of stockholders from 50% to 33-1/3% of the total number of outstanding shares of the Company entitled to vote at the meeting, present in person or represented by proxy.

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

Recent Developments

The following is a summary of recent developments, including information contained in recent news releases issued by the Company:

Summary of October 13, 2022 News Release

The Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios, or AEMPS) has authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS).

The combination of doxorubicin with drugs that are able to impair the mechanisms of DNA repair is a promising topic of research, as LB-100 has demonstrated synergistic action in in vivo preclinical mesenchymal tumors. The authorization of this clinical trial by AEMPS is expected to facilitate approval of other LB-100 protocols in EU countries.

The purpose of this clinical trial is to obtain information with respect to the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin alone has been the cornerstone of first line treatment of ASTS for over 40 years, with little therapeutic gain from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 has consistently enhanced the anti-tumor activity of doxorubicin without apparent increases in toxicity. The interim analysis of this clinical trial will be done before full accrual is completed to determine whether the study has the possibility of showing superiority of the combination of LB-100 plus doxorubicin compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

This study was designed and will be carried out by the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas, or GEIS). GEIS was formed in 1994 by oncologists from four hospitals and has grown to include members from more than 60 medical centers across Spain. For relatively uncommon but life-threatening diseases like ASTS, GEIS has shown that it is essential for many institutions to collaborate and accrue a large enough group of patients needed to timely evaluate promising new treatments. GEIS has chosen to study whether the Company’s lead clinical compound, LB-100, can significantly improve the anti-tumor activity of doxorubicin, the current clinical standard, an only marginally effective treatment for previously untreated ASTS. The clinical trial is expected to begin later this year or during the first quarter of 2023; up to 170 patients will be entered onto the trial, which is expected to be completed within two and a half years.

Listing of the Company’s Common Stock on The Nasdaq Capital Market

The Company’s common stock and the warrants issued in its public offering are traded on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

On June 24, 2022, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until December 21, 2022, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending December 21, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on The Nasdaq Capital Market during the compliance period(s).

The Company is continuing to assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

Going Concern

At September 30, 2022, the Company had cash of $6,561,840 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technologies or through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2022 and 2021 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2022 and 2021 included elsewhere in this document.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets. There were no changes to the critical accounting policies described in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that impacted the Company’s condensed consolidated financial statements and related notes for the three months and nine months ended September 30, 2022 and 2021.

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

During the three months ended September 30, 2022 and 2021, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $271,163 and $137,114, respectively, an increase of $134,049, or 97.8% in 2022, as compared to 2021. During the nine months ended September 30, 2022 and 2021, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $944,789 and $365,466, respectively, an increase of $579,323, or 158.5% in 2022, as compared to 2021.

In late 2021, the Company engaged a new patent law firm that is highly regarded for its expertise in biotechnology. This firm conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to maximize the Company’s intellectual property protection, both domestically and internationally. In addition, several new patents were recently filed, reflecting potential new uses of the Company’s unique lead clinical compound LB-100 in cancer therapy. These activities have resulted in an increase in patent and licensing legal and filing fees and costs in 2022 as compared to 2021. The Company expects that such patent and licensing related legal and filing costs will continue to increase during the remainder of 2022 as compared to 2021, and likely thereafter, as the Company continues to develop and expand its patent portfolio related to the clinical development of LB-100.

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

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs), and which would put additional stress on the Company’s working capital resources.

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

Results of Operations

At September 30, 2022, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	643,957	573,472	1,963,409	2,450,641
Patent and licensing legal and filing fees and costs	271,163	137,114	944,789	365,466
Other costs and expenses	290,993	299,953	875,016	946,266
Research and development costs	272,388	227,181	895,649	933,122
Total costs and expenses	1,478,501	1,237,720	4,678,863	4,695,495
Loss from operations	(1,478,501)	(1,237,720)	(4,678,863)	(4,695,495)
Interest income	3,911	161	4,211	487
Interest expense	(2,119)	—	(5,240)	(2,944)
Foreign currency loss	(1,300)	(1,165)	(1,339)	(1,082)
Net loss	$(1,478,009)	$(1,238,724)	$(4,681,231)	$(4,699,034)

Net loss per common share – basic and diluted	$(0.09)	$(0.09)	$(0.30)	$(0.35)

Weighted average common shares outstanding – basic and diluted	16,646,593	13,733,912	15,541,831	13,381,922

Three Months Ended September 30, 2022 and 2021

Revenues. The Company did not have any revenues for the three months ended September 30, 2022 and 2021.

General and Administrative Costs. For the three months ended September 30, 2022, general and administrative costs were $1,206,113, which consisted of the fair value of vested stock options issued to directors and officers of $396,883, patent and licensing legal and filing fees and costs of $271,163, other consulting and professional fees of $108,630, insurance expense of $114,983, officer’s salary and related costs of $207,091, cash-based director and board committee fees of $53,324, licensing fees of $6,301, shareholder reporting costs of $20,487, listing fees of $14,875, filing fees of $3,048, taxes and licenses of $4,094, and other operating costs of $5,234.

For the three months ended September 30, 2021, general and administrative costs were $1,010,539, which consisted of the fair value of vested stock options issued to directors and officers of $347,222, patent and licensing legal and filing fees and costs of $137,114, other consulting and professional fees of $138,869, insurance expense of $92,663, officer’s salary and related costs of $207,264, cash-based director and board committee fees of $32,500, licensing fees of $6,301, shareholder reporting costs of $21,000, listing fees of $14,500, filing fees of $4,653, taxes and licenses of $3,481, and other operating costs of $4,972.

General and administrative costs increased by $195,574, or 19.4%, in 2022 as compared to 2021, primarily as a result of an increase in the fair value of vested stock options issued to directors and officers of $49,661, an increase in patent and licensing legal and filing fees and costs of $134,049, an increase in insurance expense of $22,320, an increase in cash-based director and board committee fees of $20,824, offset by a decrease in other consulting and professional fees of $30,239.

Research and Development Costs. For the three months ended September 30, 2022, research and development costs were $272,388, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $1,246, clinical and related oversight costs of $34,232, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $236,910.

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

Research and development costs increased by $45,207, or 19.9%, in 2022 as compared to 2021, primarily as a result of an increase in clinical and related oversight costs of $26,506 and an increase in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $169,269 offset by a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $150,568. The absence of costs associated with ongoing clinical trials during the three months ended September 30, 2022 and 2021 reflects the slow accrual of patients into such clinical trials and the delay in starting the Spanish Sarcoma Group clinical trial.

Interest Income. For the three months ended September 30, 2022, the Company had interest income of $3,911, as compared to interest income of $161 for the three months ended September 30, 2021, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the three months ended September 30, 2022, the Company had interest expense of $2,119 related to the financing of its directors and officers liability insurance policy premium. For the three months ended September 30, 2021, the Company had no interest expense.

Foreign Currency Loss. For the three months ended September 30, 2022, the Company had a foreign currency loss of $1,300, as compared to a foreign currency loss of $1,165 for the three months ended September 30, 2021, from foreign currency transactions.

Net Loss. For the three months ended September 30, 2022, the Company incurred a net loss of $1,478,009, as compared to a net loss of $1,238,724 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and 2021

Revenues. The Company did not have any revenues for the nine months ended September 30, 2022 and 2021.

General and Administrative Costs. For the nine months ended September 30, 2022, general and administrative costs were $3,783,214, which consisted of the fair value of vested stock options issued to directors and officers of $1,160,649, patent and licensing legal and filing fees and costs of $944,789, other consulting and professional fees of $344,085, insurance expense of $349,254, officer’s salary and related costs of $627,579, cash-based director and board committee fees of $221,510, licensing fees of $18,699, shareholder reporting costs of $26,811, listing fees of $44,625, filing fees of $11,460, taxes and licenses of $12,231, and other operating costs of $21,522.

For the nine months ended September 30, 2021, general and administrative costs were $3,762,373, which consisted of the fair value of vested stock options issued to directors and officers of $1,854,058, patent and licensing legal and filing fees and costs of $365,466, other consulting and professional fees of $488,245, insurance expense of $268,177, officer’s salary and related costs of $578,535, cash-based director and board committee fees of $60,332, licensing fees of $18,698, shareholder reporting costs of $40,760, listing fees of $43,500, filing fees of $17,217, taxes and licenses of $10,594, and other operating costs of $16,791.

General and administrative costs increased by $20,841, or 1.0%, in 2022 as compared to 2021, primarily as a result of an increase in patent and licensing legal and filing fees and costs of $579,323, an increase in officer’s salary and related costs of $49,044, an increase in cash-based director and board committee fees of $161,178, and an increase in insurance expense of $81,077, offset by a decrease in the fair value of vested stock options issued to directors and officers of $693,409, and a decrease in other consulting and professional fees of $144,160.

Research and Development Costs. For the nine months ended September 30, 2022, research and development costs were $895,649, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $352,734, clinical and related oversight costs of $67,570, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $475,345.

For the nine months ended September 30, 2021, research and development costs were $933,122, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $424,141, clinical and related oversight costs of $382,134, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $126,847.

Research and development costs decreased by $37,473, or 4.0%, in 2022 as compared to 2021, primarily as a result of a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $71,407, a decrease in clinical and related oversight costs of $314,564, offset by an increase in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $348,498.

Interest Income. For the nine months ended September 30, 2022, the Company had interest income of $4,211, as compared to interest income of $487 for the nine months ended September 30, 2021, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the nine months ended September 30, 2022, the Company had interest expense of $5,240, as compared to interest expense of $2,944 for the nine months ended September 30, 2021 related to the financing of its directors and officers liability insurance policy premium.

Foreign Currency Loss. For the nine months ended September 30, 2022, the Company had a foreign currency loss of $1,339, as compared to a foreign currency loss of $1,082 for the nine months ended September 30, 2021, from foreign currency transactions.

Net Loss. For the nine months ended September 30, 2022, the Company incurred a net loss of $4,681,231, as compared to a net loss of $4,699,034 for the nine months ended September 30, 2021.

Liquidity and Capital Resources – September 30, 2022

The Company’s condensed consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(3,403,289)	$(2,996,066)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	5,141,384	3,887,394
Net increase in cash	$1,738,095	$891,328

At September 30, 2022, the Company had working capital of $6,411,140, as compared to working capital of $4,790,338 at December 31, 2021, reflecting an increase in working capital of $1,620,802 for the nine months ended September 30, 2022. The increase in working capital during the nine months ended September 30, 2022 was the result of the Company completing the sale of 2,900,000 shares of common stock at a price of $2.00 per share in a registered direct equity offering on April 12, 2022, generating net proceeds of $5,141,384, reduced by the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing its patent portfolio. At September 30, 2022, the Company had cash of $6,561,840 available to fund its operations.

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

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, as well as its licensing and patent prosecution efforts and its technology and product development efforts, or obtain funds, if available, through strategic alliances or joint ventures that could require the Company to relinquish rights to and/or control of LB-100, or to discontinue operations

Operating Activities. For the nine months ended September 30, 2022, operating activities utilized cash of $3,403,289, as compared to utilizing cash of $2,996,066 for the nine months ended September 30, 2021, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the nine months ended September 30, 2022 and 2021, the Company had no investing activities.

Financing Activities. For the nine months September 30, 2022, financing activities consisted of the gross proceeds from the sale of common stock in the Company’s direct equity offering of $5,800,000, reduced by offering costs of $658,616. For the nine months ended September 30, 2021, financing activities consisted of the gross proceeds from the sale of common stock in the Company’s direct equity offering of $4,192,478, reduced by offering costs of $502,717, $17,100 from the exercise of common stock warrants, and $201,000 from the exercise of common stock options. The Company also paid public offering costs of $20,467 during the nine months ended September 30, 2021 related to the Company’s financing activities.

Principal Commitments

Clinical Trial Agreements

At September 30, 2022, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements, and clinical trial monitoring agreements, as described below, aggregated $8,002,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the three months ended September 30, 2022 and 2021, the Company incurred costs of $9,218 and $0, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $18,623 and $17,693, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2022, total costs of $123,300 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $590,000 as of September 30, 2022, which is expected to be incurred through December 31, 2025.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks include the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of September 30, 2022, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost $1,144,041. While the production of new inventory has been completed, immaterial amounts of trailing costs are expected.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial is now scheduled to commence during late 2022 or the first quarter of 2023 and to be completed by June 30, 2025. Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by December 31, 2023, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

The interim analysis of this clinical trial will be done before full accrual of patients is completed to determine whether the study has the possibility of showing superiority of the combination of LB-100 plus doxorubicin compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through September 30, 2022, the Company has paid GEIS an aggregate of $67,582 towards the second milestone payment for current work being done under this agreement.

During the three months ended September 30, 2022 and 2021, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $0 and $24,171, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2022, total costs of $155,053 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,836,000 as of September 30, 2022, which is expected to be incurred through December 31, 2025.

On October 7, 2022, the third milestone pursuant to this agreement was achieved. Accordingly, as of that date, the balance remaining pursuant to the second milestone of $18,244, and the amount due upon achieving the third milestone of $254,543 became due, and were paid subsequent to September 30, 2022.

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

During the three months ended September 30, 2022 and 2021, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $0 and $525,528, respectively, pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of September 30, 2022, which is expected to be incurred through December 31, 2024, based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000. The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number. Should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis.

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

The neurosurgical unit at the NCI, which had been closed to research studies due to the Covid-19 epidemic, was reopened and patient accrual has been completed, and the Company is awaiting the resulting data. There is an urgent need to improve therapy for this type of aggressive brain tumor. If the NCI study shows that LB-100 does penetrate the brain, a clinical study of LB-100 in combination with standard therapy for GBM, the drug temozolomide and radiation, both of which have been well documented in pre-clinical studies to be significantly enhanced by LB-100, would be of significant interest to neuro-oncologists frustrated by decades of limited advances in therapy for this common brain tumor in adults.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be divided approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on the periodic documentation provided by the CRO. During the three months ended September 30, 2022 and 2021, the Company incurred costs of $11,953 and $869, respectively, pursuant to this work order. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $19,791 and $9,350, respectively, pursuant to this work order. As of September 30, 2022, total costs of $111,676 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $853,000 as of September 30, 2022, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended September 30, 2022 and 2021, the Company incurred costs of $7,731 and $6,857, respectively, pursuant to this work order. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $23,466 and $21,170, respectively, pursuant to this work order. As of September 30, 2022, total costs of $48,092 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $290,000 as of September 30, 2022, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

INSERM. On March 22, 2018, the Company entered into a Patent Assignment and Exploitation Agreement with INSERM TRANSFERT SA, acting as delegatee of the French National Institute of Health and Medical Research, for the assignment to the Company of INSERM’S interest in United States Patent No. 9,833,450 entitled “Oxabicyloheptanes and Oxabicycloheptenes for the Treatment of Depressive and Stress Disorders”, which was filed with the United States Patent and Trademark Office in the name of INSERM and the Company as co-owners on February 19, 2015 and granted on May 12, 2017, and related patent applications and filings. INSERM is a French public institution dedicated to research in the field of health and medicine that had previously entered into a Material Transfer Agreement with the Company to allow INSERM to conduct research on the Company’s proprietary compound LB-100 and/or its analogs for the treatment of depressive or stress disorders in humans. Pursuant to the Agreement, the Company has agreed to make certain milestone payments to INSERM aggregating up to $1,750,000 upon achievement of development milestones and up to $6,500,000 upon achievement of commercial milestones. The Company also agreed to pay INSERM certain commercial royalties on net sales of products attributed to the Agreement. The Company’s initial plan was to complete the validation process to evaluate LB-100 for the treatment of depressive or stress disorders in humans within three years; however, the exploitation of this patent for the treatment of depressive and stress disorders in humans will require substantial additional capital and/or a joint venture or other type of business arrangement with a pharmaceutical company with substantially greater capital and business resources than those available to the Company. As there can be no assurances that the Company will be able to obtain the capital or business resources necessary to focus on the exploitation of this patent, it is uncertain as to when, if at all, the Company may reach any of the development or commercialization milestones under the Agreement. As of September 30, 2022 and December 31, 2021, no amounts were due under this agreement.

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient is entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended September 30, 2022 and 2021, the Company recorded charges to operations of $6,301 and $6,301, respectively, in connection with its obligations under the License Agreement. During the nine months ended September 30, 2022 and 2021, the Company recorded charges to operations of $18,699 and $18,698, respectively, in connection with its obligations under the License Agreement. As of September 30, 2022, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly. The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021 and 2022.

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

Other Significant Agreements and Contracts

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively, and $12,000 and $12,000 for the nine months ended September 30, 2022 and 2021, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. Excluding expense reimbursements, the Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended September 30, 2022 and 2021, respectively, and $90,000 and $90,000 for the nine months ended September 30, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

Effective August 12, 2020, the Company entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting pre-clinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The pre-clinical studies were to be conducted at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the pre-clinical studies confirm that LB-100 reduces AS signs in rodent models, the Company has agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of the Company’s investigational compound, LB-100. The Company has agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which was initially expected to be completed within three years. Conditioned on FAST’s completion of this study, the Company has agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by the Company, up to a maximum of $250,000 from the exploitation of the study results.

The research team at the University of California - Davis recently completed their pre-clinical study of the potential benefit of LB-100 in a mouse model of AS, and the results are currently under review by FAST. The preliminary analysis indicates that the positive results previously reported by Chinese investigators were not confirmed in the US model. The Company is currently awaiting input from FAST as to whether it intends to continue to pursue pre-clinical studies of LB 100. To date, FAST has not indicated whether it desires to pursue further studies of LB-100,

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (NKI), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended September 30, 2022, the Company incurred charges in the amount of $46,068 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2022, the Company incurred charges in the amount of $149,184 with respect to this agreement, which amount is included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2022, total costs of $204,433 have been incurred pursuant to this collaboration agreement. The Company’s aggregate commitment pursuant to this collaboration agreement, less amounts previously paid to date, totaled approximately $250,000 as of September 30, 2022, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

On February 2, 2012, the Company entered into a contract with MRI Global for the analysis and stability testing of LB-100. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 and an estimated completion date of April 30, 2023. During the three months ended September 30, 2022 and 2021, the Company incurred costs of $6,749 and $0, respectively, pursuant to this work order. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $27,102 and $17,432, respectively, pursuant to this work order. As of September 30, 2022, total costs of $212,778 have been incurred pursuant to this work order agreement. The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $61,000 as of September 30, 2022.

Off-Balance Sheet Arrangements

At September 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Listing of the Company’s Common Stock on The Nasdaq Capital Market

The Company’s common stock and the warrants issued in its public offering are traded on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

On June 24, 2022, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until December 21, 2022, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending December 21, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on The Nasdaq Capital Market during the compliance period(s).

The Company is continuing to assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

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

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs), and which would put additional stress on the Company’s working capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 7, 2022, the Company held its annual meeting of stockholders (the “Annual Meeting”). The matters voted upon, and the results, were as follows:

Proposal 1: The election of seven director nominees to the Company’s Board of Directors to serve for a one-year term expiring at the 2023 annual meeting of stockholders. Each of the director nominees to the Company’s Board of Directors was elected

Proposal 2: To ratify the appointment of Weinberg & Company, P.A. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. The proposal was approved.

Proposal 3: To approve a proposal to amend the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) to increase the number of common shares issuable thereunder by 1,800,000 shares. The proposal was approved.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 8, 2022	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial and Accounting Officer)

