Form 10-K
period 2022-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2023-03-29
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $2,400,000.

The Company had 16,659,093 shares of common stock, $0.0001 par value, issued and outstanding as of March 10, 2023.

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

PART I

ITEM 1. BUSINESS

Company Overview

The Company is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers. The Company believes that inhibitors of protein phosphatases have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases. The Company is directing its efforts on clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

This approach has led to the development of two classes of drugs for the treatment of cancer, consisting of protein phosphatase inhibitors (PTase-i), designated by us as the LB-100 series of compounds, and histone deacetylase inhibitors (HDACi), designated by us as the LB-200 series of compounds. Our current focus is on the clinical development of the LB-100 series of compounds.

The LB-100 series consists of novel structures which have the potential to be first in their class and may be useful in the treatment of not only several types of cancer but also vascular and metabolic diseases.

We have demonstrated that the lead compound of the LB-100 series is active against a broad spectrum of human cancers in cell culture and against several types of human cancers in animal models. The research on these compounds was initiated in 2006 under a Cooperative Research and Development Agreement or CRADA with the National Institute of Neurologic Disorders and Stroke or NINDS of the National Institutes of Health or NIH dated March 22, 2006 that was subsequently extended through a series of amendments until it terminated on April 1, 2013.

The LB-100 compounds have been studied against a variety of common and rare cancer types and have been shown to potentiate the activity of standard anti-cancer drugs in animal models of breast and pancreatic cancer, melanoma, pheochromocytomas and sarcomas. More recently, the LB-100 compounds have been shown to potentiate the relatively new category of drugs called immune blockers. Because the LB-100 compounds appear to exert their ability to improve the effectiveness of different forms of chemotherapy, radiation therapy and immunotherapy, we believe the LB-100 series of compounds may be useful against most, if not all, cancer types.

The LB-200 series consists of histone deacetylase inhibitors (HDACi). LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of our focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, we have decided not to actively pursue the pre-clinical development of our LB-200 series of compounds at this time. At this time, we intend to only maintain our composition of matter patents for LB-200 issued in the United States.

Collaborations with leading academic research centers in the United States, Europe and Asia have established the breadth of activity of LB-100 in pre-clinical models of several major cancers. There is considerable scientific interest in LB-100 because it exerts its activity by a novel mechanism and is the first of its type to be evaluated so broadly in multiple animal models of cancer and now in human beings. LB-100 is one of a series of serine/threonine phosphatase (s/t ptase) inhibitors designed by us. The s/t ptases are ubiquitous enzymes that regulate many cell signaling networks important to cell growth, division and death. The s/t ptases have long been appreciated as potentially important targets for anti-cancer drugs. However, because of the multi-functionality of these enzymes, it had been widely held that pharmacologic inhibitors of s/t ptases would be too toxic to allow their development as anti-cancer treatments, but we have shown that this is not the case. LB-100 was well-tolerated at doses associated with objective regression (significant tumor shrinkage) and/or the arresting of tumor progression in patients with progressive cancers.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 patients in this clinical trial over a period of two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks included the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial is currently scheduled to commence during the quarter ending June 30, 2023 and to be completed by December 31, 2025. Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

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

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue will now proceed. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. The results of this study are expected during 2023.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual has been slower than expected, the Company is currently seeking to add two additional sites to increase the rate of patient accrual, with at least one major site expected to be added by June 30, 2023. With the additional sites, the Company expects that this clinical trial will be completed by December 31, 2024. Without the additional sites, the Company expects that this clinical trial will be completed no sooner than December 31, 2025.

Effective March 6, 2023, Sarah Cannon Research Institute (SCRI), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial to assess the combination of the Company’s first-in-class protein phosphatase 2A (PP2A) inhibitor, LB-100, with a standard regimen for previously untreated, extensive stage small cell lung cancer disease. SCRI, one of the largest community-based cancer trial centers in the United States, is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen.

The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number. Should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis. If a significant improvement in outcome is seen with the addition of LB-100, this would be an important advance in the treatment of a very aggressive disease.

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

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the years ended December 31, 2022 and 2021, the Company recorded charges to operations of $25,000 and $25,000, respectively, in connection with its obligations under the License Agreement. As of December 31, 2022, no milestones had yet been attained.

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

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014.

BioPharmaWorks. Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services included, among other things, assisting the Company to commercialize its products and strengthen its patent portfolio; identifying large pharmaceutical companies with a potential interest in the Company’s product pipeline; assisting in preparing technical presentations concerning the Company’s products; consultation in drug discovery and development; and identifying providers and overseeing tasks relating to clinical development of new compounds.

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

Foundation for Angelman Syndrome Therapy. Effective August 12, 2020, the Company entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting pre-clinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The pre-clinical studies were to be conducted at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the pre-clinical studies confirm that LB-100 reduces AS signs in rodent models, the Company has agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of the Company’s investigational compound, LB-100. The Company has agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which was initially expected to be completed within three years. Conditioned on FAST’s completion of this study, the Company has agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by the Company, up to a maximum of $250,000, from the exploitation of the study results.

The research team at the University of California - Davis recently completed their pre-clinical study of the potential benefit of LB-100 in a mouse model of AS. The preliminary analysis indicates that the positive results previously reported by Chinese investigators were not confirmed in the US model. The Company is currently awaiting input from FAST as to whether it intends to continue to pursue pre-clinical studies of LB 100. To date, FAST has not indicated whether it desires to pursue further studies of LB-100, but in light of the failure to confirm the Chinese study results, the Company does not plan to pursue further studies of AS.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect an estimated completion date of April 30, 2023.

Potential Future Clinical Trials

Our objective is to initiate a Phase 1b/2 immunotherapy clinical trial in 2023. Our ability to conduct such a clinical trial, and possibly other clinical trials, is subject to the availability of additional financial resources. The clinical trial would study the ability of LB-100 to enhance the effectiveness of adding LB-100 to an immunoblocker in treatment of one of several cancers in which immunotherapy alone has modest activity.

The Phase 1b/2 clinical trial in LB-100 plus a PD-1 inhibitor in yet to be specified solid tumors would require additional financing in excess of that currently budgeted and/or partnering relationships with other pharmaceutical companies. From time to time, we engage discussions with various parties with respect to the financing immunotherapy clinical trials. There is no assurance that we will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. Our longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

Intellectual Property

Our products will ultimately be based on our intellectual property and are expected to be covered by our patents. These patents now cover sole rights to the composition and synthesis of our LB-100 series of drugs, which is the Company’s lead clinical compound in development. Joint patent applications with the NIH have been filed for the treatment of glioblastoma multiforme, medulloblastoma, and neuroblastoma.

Patent applications for the LB-100 series (oxabicycloheptanes and heptenes) have been filed in the United States and internationally under the Patent Cooperation Treaty. Patents for composition of matter and for several uses of the LB-100 series have been issued in the United States, Mexico, Australia, Japan, China, Hong Kong, Canada, Germany, France, the United Kingdom, and by the European Patent Office and the Eurasian Patent Office.

Although we do not plan to allocate resources to further develop our LB-200 series of drugs, we have patents that cover sole rights to the composition and synthesis of the LB-200 series of drugs, with coverage of the LB-200 series now limited to those patents issued in the United States. For the LB-200 series, only patents issued in the United States are being maintained.

The Company strives to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of its business, including seeking, maintaining, and defending its patent rights, which are owned solely by our wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc., except in two instances jointly with one of our collaborators. The Company also relies on trade secrets relating to its proprietary pipeline of product candidates and on know-how and continuing technological innovation to develop and strengthen its pipeline. The Company intends to rely on regulatory protection afforded by regulatory agencies through data exclusivity, market exclusivity, and patent term extensions, where available.

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

With respect to both the Company’s solely and jointly owned intellectual property, the Company cannot be sure that patents will be granted on any of its pending patent applications or on any patent applications filed solely or jointly by the Company in the future; we cannot be sure that any of the Company’s existing patents or any patents that may be granted to us in the future will be commercially useful in protecting the Company’s intended commercial products or therapeutic methods; and the Company cannot be sure that an agency or court would determine that the Company’s solely or jointly owned patents are valid and enforceable.

The patent portfolios for the Company’s most important programs involving the development of the LB-100 series are summarized and presented below, along with related information, as of December 31, 2022, followed by a detailed listing of each domestic and international patent that has been issued. The projected patent expiration dates noted below assume that that all required maintenance or annuity fees for the patents are timely paid and that a court or agency does not determine that the patents are invalid or unenforceable.

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

LB-100 Combination Therapy with a Checkpoint Inhibitor. LB-100 combination therapy with a checkpoint inhibitor for treating cancer is covered by a pending U.S. patent application and by non-U.S. patents and patent applications. These patents and patent applications are jointly owned by Lixte Biotechnology, Inc. and The United States of America, as represented by the Secretary, Department of Health and Human Services. These patents and patents issuing from these patent applications are projected to expire in 2037, exclusive of any patent term extension.

LB-100 Combination Therapy with Carboplatin, Etoposide and Atezolizumab. LB-100 combination therapy with carboplatin, etoposide and atezolizumab for treating small-cell lung cancer is covered by pending U.S., Taiwanese and international patent applications that are solely owned by Lixte Biotechnology, Inc. Patents issuing from these patent applications are projected to expire in 2041, exclusive of any patent term extension.

LB-100 Combination Therapy with Another Investigational Compound. LB-100 combination therapy with one of several other investigational compounds for treating cancer, or preventing, inhibiting or reducing risk of metastasis of the cancer, is covered by pending U.S., Tawainese and international patent applications that are jointly owned by Lixte Biotechnology, Inc. and Stichting Het Nederlands Kanker Instituut – Antoni Van Leeuwenhoek Ziekenhuis. Patents issuing from these patent applications are projected to expire in 2043, exclusive of any patent term extension.

LB-100 for Treating Myelodysplastic Syndrome. LB-100 for treating myelodysplastic syndrome is covered by U.S. Patent Nos. 10,434,100 and 10,071,094, which are jointly owned by Lixte Biotechnology, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. These patents and their non-U.S. counterparts are projected to expire in 2035, exclusive of any patent term extension.

LB-100 for Treating Cancer. LB-100 for treating breast cancer, colon cancer, large cell lung cancer, adenocarcinoma of the lung, small cell lung cancer, stomach cancer, liver cancer, ovary adenocarcinoma, pancreas carcinoma, prostate carcinoma, promyelocytic leukemia, chronic myelocytic leukemia or acute lymphocytic leukemia, is covered by U.S. Patent No. 9,079,917, which is solely owned by Lixte Biotechnology, Inc. This patent and its non-U.S. counterparts are projected to expire in 2028, exclusive of any patent term extension.

LB-100 Prodrugs and Analogs. LB-100 prodrugs and analogs are covered by U.S. Patent Nos. 10,618,908, 9,988,394, 8,822,461, 8,227,473 and 7,998,957, which are solely owned by Lixte Biotechnology, Inc. These patents and their non-U.S. counterparts are projected to expire in 2036, 2030 or 2028, exclusive of any patent term extension. Pharmaceutical compositions of LB-100 prodrugs or analogs are covered by U.S. Patent Nos. 11,236,102, 10,532,050, 10,023,587, 8,822,461, 8,227,473 and 7,998,957, which are solely owned by Lixte Biotechnology, Inc. These patents and their non-U.S. counterparts are projected to expire in 2034, 2030 or 2028, exclusive of any patent term extension.

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

The Market

Anti-Cancer Drugs

We have developed two series of pharmacologically active drugs, designated as the LB-100 series and the LB-200 series. We believe that the mechanism by which compounds of the LB-100 series affect cancer cell growth is different from cancer agents currently approved for clinical use. Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in animal models. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that when combined with standard anti-cancer regimens against many tumor types, our compounds will improve therapeutic benefit without enhancing toxicity in humans.

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

Employees and Human Capital Resources

As of March 1, 2023, we had three full-time officer/employees and one part-time officer/employee. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key personnel and our ability to attract highly skilled employees. We provide our employees with opportunities for equity ownership.

Facilities

As of March 1, 2023, we do not operate any facilities. We contract out research and development activities, drug production, and drug storage to various commercial laboratories, drug manufacturers and storage facilities.

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

We are a clinical-stage biopharmaceutical company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then design novel compounds to attack those threats. We do not have any products approved by a regulatory authority and have not generated any revenue from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2022 and 2021, we reported a net loss of $6,312,535 and $6,728,396, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $43,394,699 and $37,082,164, respectively.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has experienced negative operating cash flows since inception, and management has stated that substantial doubt exists about the Company’s ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in their report that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2022, with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the sale of equity securities in the future, and subsequent reports by our independent registered public accounting firm on our consolidated financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our lead product candidate, LB-100. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect that our existing cash resources as of December 31, 2022 will provide sufficient working capital resources to fund our operations, including our clinical trial programs with respect to the development of our lead anti-cancer clinical compound LB-100, through approximately December 31, 2023. Our existing cash resources will not be sufficient to complete development of and obtain regulatory approval for our lead product candidate, and we will need to raise significant additional capital to help us do so. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, during the latter part of the fiscal year ending December 31, 2023. In addition, our operating plan might change as a result of many factors currently unknown to us, including possible additional clinical trials, and we might need additional funds sooner than planned.

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

At December 31, 2022, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $27,803,000 and $28,040,000, respectively. Federal net operating losses from tax years preceding 2018, if not utilized earlier, expire through 2038. Federal net operating losses generated in a tax year beginning after 2017 have an indefinite carryforward period, but the deductibility of such federal NOL’s may be limited.

The state net operating loss carryovers include approximately $19,141,000 that were incurred in the State of New York and approximately $8,899,000 that were incurred in the State of California, which are subject to various restrictions and limitations.

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

We might experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or another regulatory agency will not put clinical trials of our lead product candidate on hold in the future. Clinical trials might be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a foreign regulatory authority on a clinical trial design that we are able to execute;

●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a trial;

●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

●	withdrawal of clinical trial sites from our clinical trials or the ineligibility of a site to participate in our clinical trials;

●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

●	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

●	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

●	failure of our third-party clinical trial managers, CROs, clinical trial sites, contracted laboratories or other third-party vendors to satisfy their contractual duties, meet expected deadlines or return trustworthy data;

●	delay or failure in adding new trial sites;

●	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;

●	alteration of trial design necessitated by re-evaluation of design assumptions based upon observed data;

●	feedback from the FDA, the IRB or a foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a trial;

●	a decision by the FDA, the IRB, a foreign regulatory authority, or us to suspend or terminate clinical trials at any time for safety issues or for any other reason;

●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

●	failure to demonstrate a benefit from using a product candidate;

●	difficulties in manufacturing, obtaining, from one or more third parties, or qualifying sufficient quantities of a product candidate to start or to use in clinical trials;

●	lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties; or

●	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical trial.

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

We have entered into an agreement to conduct a clinical trial in Spain. Consequently, we will also be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

●	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

●	more stringent privacy requirements for data to be supplied to our operations in the United States, but generated outside the United States, e.g., General Data Protection Regulation in the European Union;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign countries, economies or markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions or events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), sanctions, war and terrorism.

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

Our business is dependent on our ability to obtain regulatory approval for our lead product candidate in a timely manner. We cannot commercialize our lead product candidate in the United States without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize our lead product candidate outside of the United States without obtaining regulatory approval from one or more foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our lead product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

The FDA or a foreign regulatory authority might require more information, including additional preclinical or clinical data, to support approval or additional studies, which might delay or prevent approval or our commercialization plans, or we might decide to abandon the development program. The FDA or a foreign regulatory authority might also require the manufacture of a new lead product candidate in accordance with new or revised standards. If we were to obtain approval, regulatory authorities might approve our lead product candidate and any future product candidates we might pursue for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), might grant approval contingent on the performance of costly post-marketing clinical trials, or might approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

In addition to regulations in the United States, to market and sell our lead product candidate in the European Union, in the United Kingdom, in many Asian countries and in other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can require additional data or involve additional testing. The time required to obtain foreign approval may differ substantially from that required to obtain FDA approval. We might not be able to obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Clinical trials accepted in one country might not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country might not receive reimbursement approval in that country.

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

Advertising and promotion of any product candidate that obtains approval in the United States is heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of Health and Human Services, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States is heavily scrutinized by foreign regulatory authorities. Violations, including actual or alleged promotion of our intended product for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as prosecution under the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements can have a negative impact on our business.

Risks Related to Our Dependence on Third Parties

We depend on certain key scientific personnel for our success who do not work full time for us. The loss of any such personnel could adversely affect our business, financial condition and results of operations.

Our success depends on the continued availability and contributions of our founder and Chief Executive Officer, Dr. John S. Kovach. Dr. Kovach is 85 years old and is being treated for recurrent asymptomatic prostate cancer. The loss of services of Dr. Kovach could delay or reduce our product development and commercialization efforts and would require that we hire a qualified replacement to fill the position of the Chief Executive Officer. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work is critical to our success. Our inability to attract or retain qualified personnel or advisors in the future could significantly weaken our management, harm our ability to compete effectively, and harm our business. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we might be unable to attract and retain qualified personnel necessary for the development of our business.

During September 2015, we entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which we engaged BioPharmaWorks to perform certain services for us. Those services include, among other things: (a) assisting us to (i) commercialize our intended products and strengthen our patent portfolio, (ii) identify pharmaceutical companies with potential interest in our product pipeline, and (iii) prepare and deliver presentations concerning our product candidates; (b) at the request of the Board of Directors, serving as backup management for up to three months should our Chief Executive Officer and scientific leader be temporarily unable to carry out his duties; (c) being available for consultation in drug discovery and development; and (d) identifying providers and overseeing tasks relating to clinical use and commercialization of new compounds. BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement automatically renews annually unless either party elects to terminate it. The Collaboration Agreement is currently in effect.

Additionally, we employ Dr. James S. Miser as Chief Medical Officer and promoted Eric J. Forman to Vice President and Chief Operating Officer. For the foreseeable future, Dr. Miser is working with us on a half-time basis. We believe that this Collaboration Agreement with BioPharmaWorks and the presence of Dr. Miser and Mr. Forman mitigate, to a certain extent, our reliance on the services of Dr. Kovach, and would allow us the time to replace Dr. Kovach in the event that such a need arose.

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

Our strategy for the development and commercialization of our proprietary product candidates might include the formation of collaborative arrangements with third parties. We have entered into a number of agreements with third parties as described below under “Business,” including a clinical trial research agreement with H. Lee Moffitt Cancer Center and Research Institute, Inc.; a collaboration agreement with the Spanish Sarcoma Group; a cooperative research and development agreement with the National Cancer Institute; and a clinical research support agreement with City of Hope National Medical Center. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and might not perform their obligations as expected. Potential third-party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions, government agencies and other entities. Third-party collaborators may assist us in:

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

Our patents and patent applications are owned solely by our subsidiary Lixte Biotechnology, Inc., except in two instances jointly with one of our collaborators.

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

We might be subject to competition despite the existence of intellectual property we license or own. We can give no assurance that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, any actual or perceived limitations, in our intellectual property might lessen the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our intended products or future products.

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

Changes to patent law, for example the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation in the U.S., might substantially change the regulations and procedures surrounding patent applications, issuance of patents, prosecution of patents, challenges to patent validity, and patent enforcement. We can give no assurance that our patents or those of our licensor(s) can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

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

Even if we are able to commercialize our lead product candidate or any future product candidates, the products might not receive coverage or adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize our intended products, which could harm our business.

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

There might be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage might be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, might also not be sufficient to cover our costs and might only be temporary. Reimbursement rates might vary according to the use of the drug and the clinical setting in which it is used, might be based on reimbursement levels already set for lower cost drugs and might be incorporated into existing payments for other services. Net prices for drugs might be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they might be sold at lower prices than in the United States. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors can rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved product that we develop could have a material adverse effect on our operating results, ability to raise capital needed to commercialize our intended product and overall financial condition.

Healthcare legislative measures aimed at reducing healthcare costs might have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our intended product profitably. In particular, in 2010, the Affordable Care Act (“ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

We will face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our lead product candidate. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we might develop. Competition could result in reduced sales and pricing pressure on our lead product candidate, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our lead product candidate could allow our competitors to bring products to market before we do and impair our ability to commercialize our lead product candidate. The biotechnology industry, including the cancer immunotherapy market, is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the United States and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors might develop and commercialize products that compete directly with those incorporating our technology or might introduce products to market earlier than our intended product or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We might face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our lead product candidate could result in our having limited prospects for establishing market share or generating revenue.

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

As of March 1, 2023, we had three full-time officer/employees and one part-time officer/employee. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We might need to grow the size of our organization in order to support our continued development and potential commercialization of our lead product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources might increase. Our management, personnel and systems currently in place might not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressures and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plans and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to conduct our business plans on schedule and on budget.

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

Risks Related to the Company’s Common Stock

The Company received a written notice from Nasdaq that it has failed to comply with certain listing requirements of The Nasdaq Stock Market, which could result in the Company being delisted from The Nasdaq Stock Market.

On June 24, 2022, the Company received an initial notification from Nasdaq related to its failure to maintain a minimum bid price of $1.00 per share for a period of 30 consecutive business days. The Nasdaq Listing Rules provided the Company a compliance period of 180 calendar days in which to regain compliance, which in the case of the initial notification was December 21, 2022. As the Company did not regain compliance with the minimum bid price requirement, the Company was afforded a second 180 calendar day compliance period to regain compliance by letter dated December 22, 2022. If at any time from the date of this second notice until June 19, 2023, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. If the Company does not regain compliance with the minimum bid price requirement by the end of the second compliance period, the Company’s common stock and warrants will become subject to delisting.

In order to achieve compliance with the minimum closing bid price per share requirement, the Company intends to file a proxy statement to hold a special meeting of stockholders to seek approval to effect a reverse stock split of its issued and outstanding shares of common stock. However, there can be no assurance that the Company will be successful in this regard and will be able to regain compliance with the minimum closing bid price requirement by June 19, 2023, in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock and warrants are subject to delisting, and the Company’s common shares and warrants would then be delisted.

Further, there can be no assurance that the market price per new share of the Company’s common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of the Company’s common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by the Company’s stockholders, there can be no assurance that the Company will be able to maintain compliance with the minimum bid price requirement in the future or will otherwise be able to maintain compliance with other Nasdaq listing rules.

If the Company is delisted from Nasdaq, its common stock and warrants may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for its common stock and warrants, it may be extremely difficult or impossible for stockholders to sell their shares of common stock and warrants. Moreover, if the Company is delisted from Nasdaq, but obtains a substitute listing for its common stock and warrants, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock and warrants on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the Company’s common stock is delisted from Nasdaq, the value and liquidity of the Company’s common stock and warrants would likely be significantly adversely affected. A delisting of the Company’s common stock from Nasdaq could also adversely affect the Company’s ability to obtain financing for its operations and/or could result in a loss of confidence by investors, employees and/or business partners.

If the Company implements a reverse stock split, liquidity of its common stock may be adversely effected.

As indicated above, the Company intends to seek approval from its stockholders to effect a reverse stock split of the issued and outstanding shares of its common stock in order to regain compliance with the Nasdaq $1.00 minimum bid price requirement. The liquidity of the shares of the Company’s common stock may be affected adversely by any reverse stock split given the reduced number of shares of the Company’s common stock that will be outstanding following the reverse stock split, particularly if the market price of the Company’s common stock does not increase as a result of the reverse stock split.

Following any reverse stock split, the resulting market price of the Company’s common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although the Company believes that a higher market price of the Company’s common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of the Company’s common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of the Company’s common stock may not necessarily improve, or could decrease.

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

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy might be adversely affected by any such economic downturns (including the impact related to the recent COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it might make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company”. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we might fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

	Low	High
Year Ended December 31, 2021
First Quarter	$3.05	$5.58
Second Quarter	$2.38	$3.37
Third Quarter	$2.00	$3.25
Fourth Quarter	$1.15	$2.08

	Low	High
Year Ended December 31, 2022
First Quarter	$1.10	$2.50
Second Quarter	$0.70	$1.96
Third Quarter	$0.50	$0.89
Fourth Quarter	$0.48	$0.77

Holders

As of March 10, 2023, the Company had 45 stockholders of record holding 16,659,093 shares of the Company’s common stock outstanding, including 12,059,408 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2022, the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column 1)
	(1)			(2)	(3)

Equity Compensation Plans Approved by Security Holders	2,603,125	(1)		$2.525	1,530,208	(2)

Equity Compensation Plans Not Approved by Security Holders	N/A		$	N/A	N/A

(1)	Does not include 1,291,667 shares issuable that were not issued pursuant to a plan.

(2)	The 1,530,208 shares that remain available are pursuant to the Company’s 2020 Stock Incentive Plan, which was adopted on July 14, 2020 and amended on October 7, 2022 (see “ITEM 11. EXECUTIVE COMPENSATION”).

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers. The Company believes that inhibitors of protein phosphatases have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases. The Company is directing its efforts on clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

Recent Developments

The following is a summary of news releases issued by the Company subsequent to December 31, 2022:

Summary of February 7, 2023 News Release

The Company announced that a team of scientists headed by Professor René Bernards at the Netherlands Cancer Institute, Amsterdam, and member of the Board of Directors of the Company, reported that in three difficult to treat cancer types, the Company’s lead clinical compound, LB-100, combined with an inhibitor of the WEE1 kinase, caused unexpectedly effective cancer cell killing. Most surprisingly, when cancer cells acquire resistance to this combination therapy, they have highly reduced cancer-causing capacity in animal models. This observation indicates that this LB-100 combination therapy can force cells to give up their cancer-causing properties to acquire drug resistance.

John S. Kovach, M.D., Chief Executive Officer and Founder of the Company, was a co-author of the report (see BioRxiv (https://www.biorxiv.org/content/10.1101/2023.02.06.527335v1) entitled “Paradoxical activation of oncogenic signaling as a cancer treatment strategy”.

The following are comments by Dr. Kovach that were included in the news release:

Over the past 20 years, efforts to develop better cancer therapies have focused on inhibiting the stimulatory effects of the oncogenes, but such therapies often deliver only modest benefit to patients with advanced cancer due to development of resistance. Dr. Matheus Henrique Dias, working in the laboratory of Professor René Bernards at the Netherlands Cancer Institute, Amsterdam, and an international team of collaborators, have now shown that treatment of cancer cells with the Company’s unique lead clinical compound, LB-100, rather than inhibiting, further stimulates the signals that drive cancer cell proliferation, but paradoxically, impeding cell proliferation.

The authors also show that combination of LB-100 with an inhibitor of WEE1, a regulator of stress responses in the cell, leads to highly efficient cancer cell death in three hard-to-treat cancer models: colorectal, pancreatic, and bile duct carcinomas. The Bernards’ group contends that this paradoxical result stems from the fact that the survival of cancer cells depends on a balance between activated oncogenic pathways driving tumorigenesis and engagement of stress-response programs that counteract the inherent toxicity of such aberrant signaling. Normal cells, which are not in proliferation overdrive in the first place, apparently can tolerate transient overstimulating signaling much better than cancer cells. The combination of LB-100 and WEE1 inhibition suppressed the growth of patient-derived tumors refractory to conventional therapies and was associated with only modest toxicity in animal models.

Intriguingly, the authors present evidence to indicate that cancer cells that become resistant to this LB-100 combination therapy do so by losing some important cancer cell characteristics and are less cancerous in animal models. This “tumor suppressive drug resistance” still needs to be demonstrated in patients. However, given the safety profile in animal models of LB-100 in combination with WEE1 inhibition, this hypothesis should be readily testable in the clinic.

Summary of February 14, 2023 News Release

The Company announced that, as recently reported in The Journal of Clinical Investigation, PP2A, the pharmacologic target of the Company’s lead clinical compound, LB-100, when deficient, enhances the effects of immune checkpoint blockade of cancer in a mouse model by a previously unappreciated mechanism.

The article, entitled “PP2Ac/STRN4 negatively regulates STING-Type I interferon signaling in tumor associated macrophages,” was recently published and is available online at https://www.jci.org/articles/view/162139. The authors state that “PP2A/STRN4-YAP/TAZ is a previously unappreciated mechanism that mediate[s] immunosuppression in tumor-associated macrophages and targeting PP2A/STRN4-YAP/TAZ axis can sensitize tumors to immunotherapy.”

The following are comments by Dr. Kovach that were included in the news release:

This paper lends additional support to the potential immunotherapy application of LB-100 in cancer treatment. Dr. Winson S. Ho, Assistant Professor of Neurological Surgery at the UCSF School of Medicine, co-lead author of the article, and a former member of the Company’s Board of Directors, bolsters the case for testing LB-100 in combination with immunotherapy in the clinic. Studies in animals show that low doses of LB-100 enhance the effectiveness of immunotherapy against a variety of cancer types by several mechanisms (Ho et al., Nature Comm 2018; Yen et al. Nature Comm 2021).

The Company is currently recruiting for a clinical trial in patients with previously untreated extensive stage small cell lung cancer in which LB-100 is first added to chemotherapy and an immune checkpoint blocker and then administered with the immune blocker alone in the maintenance phase of treatment (NCT04560972). The Company is presently seeking to develop other collaborative clinical studies to determine whether LB-100 significantly enhances the effectiveness of immunotherapy of cancer in general.

Nasdaq Notification of Failure to Satisfy a Continued Listing Rule

On June 24, 2022, the Company received an initial notification from Nasdaq related to our failure to maintain a minimum bid price of $1.00 per share for a period of 30 consecutive business days. The Nasdaq Listing Rules provided us a compliance period of 180 calendar days in which to regain compliance, which in the case of the initial notification was December 21, 2022. As we did not regain compliance with the minimum bid price requirement, by notice from Nasdaq dated December 22, 2022, we were afforded a second 180 calendar day compliance period. Accordingly, if at any time from the date of this notice until June 19, 2023, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance and the matter will be closed, although Nasdaq has the discretion to withhold such confirmation.

In order to achieve compliance with the minimum closing bid price per share requirement, the Company intends to file a proxy statement to hold a special meeting of stockholders to seek approval to effect a reverse stock split of its issued and outstanding shares of common stock. However, there can be no assurance that the Company will be successful in this regard and will be able to regain compliance with the minimum closing bid price requirement by June 19, 2023, in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock and warrants are subject to delisting, and the Company’s common shares and warrants would then be delisted.

Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement in the future or will otherwise be able to maintain compliance with other Nasdaq listing rules.

If the Company is delisted from Nasdaq, its common stock and warrants may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for its common stock and warrants, it may be extremely difficult or impossible for stockholders to sell their shares of common stock and warrants. Moreover, if the Company is delisted from Nasdaq, but obtains a substitute listing for its common stock and warrants, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock and warrants on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the Company’s common stock is delisted from Nasdaq, the value and liquidity of the Company’s common stock and warrants would likely be significantly adversely affected. A delisting of the Company’s common stock from Nasdaq could also adversely affect the Company’s ability to obtain financing for its operations and/or could result in a loss of confidence by investors, employees and/or business partners.

Going Concern

At December 31, 2022, the Company had cash of $5,353,392 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profitability. The amount and timing of future cash requirements depends on the pace, design and results of the Company’s clinical trial program, which, in turn, depends on the availability of operating capital to fund such activities.

Based on current operating plans, the Company estimates that existing cash resources will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2023. Existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, as a result of which the Company will need to raise significant additional capital to do so. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, during the latter part of the fiscal year ending December 31, 2023. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations.

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

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2022 and 2021 are described as follows.

General and administrative costs for the years ended December 31, 2022 and 2021 included charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 26.5% and 14.6% of total general and administrative costs, respectively. General and administrative costs for the years ended December 31, 2022 and 2021 also included charges for the fair value of stock options granted to directors and corporate officers representing 30.3% and 44.2%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 30, 2022 included charges from four vendors and consultants representing 21.0%, 19.3%, 15.1% and 12.1%, respectively, of total research and development costs. Research and development costs for the year ended December 31, 2021 included charges from three vendors and consultants representing 30.3%, 21.8% and 14.4%, respectively.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of accruals for clinical trial costs and other potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

The following critical accounting policies affect the more significant judgements and estimates used in the preparation of the Company’s consolidated financial statements.

Cash

Cash is held in a cash bank deposit program maintained by Morgan Stanley Wealth Management, a division of Morgan Stanley Smith Barney LLC (“Morgan Stanley”). Morgan Stanley is a FINRA-regulated broker-dealer. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company periodically has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. Morgan Stanley Wealth Management also maintains supplemental insurance coverage for the cash balances of its customers. The Company has not experienced any losses to date resulting from this policy.

Segment Information

The Company operates and reports in one segment, which focuses on the utilization of biomarker technology to identify enzyme targets associated with serious common diseases and then designing novel compounds to attack those targets. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker, which is the Company’s President, Chief Executive Officer and Chief Scientific Officer.

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture the compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Obligations incurred with respect to mandatory scheduled payments under agreements with milestone provisions are recognized as charges to research and development costs in the Company’s consolidated statement of operations based on the achievement of such milestones, as specified in the respective agreement. Obligations incurred with respect to mandatory scheduled payments under agreements without milestone provisions are accounted for when due, are recognized ratably over the appropriate period, as specified in the respective agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

Payments made pursuant to contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and are then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. Expenses incurred under contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. The Company reviews the status of its various clinical trial and research and development contracts on a quarterly basis.

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

During the years ended December 31, 2022 and 2021, patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property were $1,268,308 and $729,171, respectively, an increase of $539,137, or 73.9%, in 2022 as compared to 2021.

In late 2021, the Company engaged a new patent law firm that is highly regarded for its expertise in biotechnology. This firm conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to maximize intellectual property protection, both domestically and internationally. In addition, several patents were filed in 2022, reflecting potential new uses of the Company’s lead clinical compound LB-100 in cancer therapy. These activities resulted in an increase in patent and licensing legal and filing fees and costs in 2022 as compared to 2021. The Company expects that patent and licensing legal and filing fees and costs will continue to increase in 2023 as compared to 2022, although at a slower rate of increase, as the Company continues to develop and expand its patent portfolio related to the clinical development of LB-100.

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

The Company is focusing its development activities on its LB-100 series of drugs. The Company believes that the mechanism by which compounds of the LB-100 series affect cancer cell growth is different from cancer agents currently approved for clinical use. Lead compounds from each series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, compounds from both series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in these animal models. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that, when combined with standard anti-cancer regimens against many tumor types, the Company’s compounds will improve therapeutic benefit without enhancing toxicity in humans. The Company is not currently planning to allocate resources to further develop its LB-200 series of drugs,

Product Candidates

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

The LB-200 series consists of histone deacetylase inhibitors (HDACi). Many pharmaceutical companies are also developing drugs of this type, and at least two companies have HDACi approved for clinical use, in both cases for the treatment of a type of lymphoma. Despite this significant competition, the Company has demonstrated that its HDACi have broad activity against many cancer types, have neuroprotective activity, and have anti-fungal activity. In addition, these compounds have low toxicity. LB-200 has not yet advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of the Company’s focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, the Company has decided not to actively pursue the pre-clinical development of the LB-200 series of compounds. At this time, the Company intends to only maintain composition and synthesis patents on the LB-200 series of compounds in the United States.

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

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. The extent to which the coronavirus pandemic may impact the Company’s business activities and capital raising efforts will depend on future developments, which are uncertain and cannot be predicted. The Company is continuing to monitor this situation and will adjust its current business plans to the extent additional information and guidance become available. The coronavirus pandemic has also presented a challenge to medical facilities worldwide. Although the Company’s clinical trials are conducted on an outpatient basis, the coronavirus pandemic appears to have caused some delays in the Company’s clinical trials, but the impact of the coronavirus pandemic appears to be subsiding.

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

Results of Operations

At December 31, 2022, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2022	2021

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	2,547,615	3,024,113
Patent and licensing legal and filing fees and costs	1,268,308	729,171
Other	1,146,289	1,230,385
Research and development costs	1,349,269	1,736,776
Total costs and expenses	6,311,481	6,720,445
Loss from operations	(6,311,481)	(6,720,445)
Interest income	11,195	626
Interest expense	(8,875)	(7,414)
Foreign currency gain (loss)	(3,374)	(1,163)
Net loss	$(6,312,535)	$(6,728,396)

Net loss per common share – basic and diluted	$(0.40)	$(0.50)

Weighted average common shares outstanding – basic and diluted	15,820,292	13,473,839

Years Ended December 31, 2022 and 2021

Revenues. The Company did not have any revenues for the years ended December 31, 2022 and 2021.

General and Administrative Costs. For the year ended December 31, 2022, general and administrative costs were $4,962,212, which consisted of the fair value of vested stock options issued to directors and officers of $1,502,776, patent and licensing legal and filing fees and costs of $1,268,308, other consulting and professional fees of $450,243, insurance expense of $453,417, officer salaries and related costs of $831,890, cash-based director and board committee fees of $266,020, licensing fees of $25,000, shareholder reporting costs of $40,790, listing fees of $59,500, filing fees of $12,183, taxes and licenses of $15,071, investor relations of $17,293, and other operating costs of $19,721.

For the year ended December 31, 2021, general and administrative costs were $4,983,669, which consisted of the fair value of vested stock options issued to directors and officers of $2,201,280, patent and licensing legal and filing fees and costs of $729,171, other consulting and professional fees of $610,846, insurance expense of $385,312, officer salaries and related costs of $781,254, cash-based director and board committee fees of $92,833, licensing fees of $25,000, shareholder reporting costs of $42,792, listing fees of $58,000, filing fees of $18,114, taxes and licenses of $16,200, investor relations of $8,760, and other operating costs of $14,107.

General and administrative costs decreased by $21,457, or 0.4%, in 2022 as compared to 2021, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $698,504, a decrease in other consulting and professional fees of $160,603, offset by an increase in patent and licensing legal and filing fees and costs of $539,137, an increase in cash-based director and board committee fees of $173,187, an increase in officer’s salary and related costs of $50,636, and an increase in insurance expense of $68,105.

Research and Development Costs. For the year ended December 31, 2022, research and development costs were $1,349,269, which consisted of the fair value of vested stock options issued to consultant of $43,264, contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $352,862, clinical and related oversight costs of $363,829, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $589,314.

For the year ended December 31, 2021, research and development costs were $1,736,776, which consisted of the fair value of vested stock options issued to a consultant of $397,642, contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $624,187, clinical and related oversight costs of $456,921, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $258,026.

Research and development costs decreased by $387,507, or 22.3%, in 2022 as compared to 2021, primarily as a result of a decrease in the fair value of vested stock options issued to consultant of $354,378, a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $271,325, a decrease in clinical and related oversight costs of $93,092, offset by an increase in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $331,288.

Interest Income. For the year ended December 31, 2022, the Company had interest income of $11,195, as compared to interest income of $626 for the year ended December 31, 2021, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the year ended December 31, 2022, the Company had interest expense of $8,875, as compared to interest expense of $7,414 for the year ended December 31, 2021, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Loss. For the year ended December 31, 2022, the Company had a foreign currency loss of $3,374, as compared to a foreign currency loss of $1,163 for the year ended December 31, 2021, from foreign currency transactions.

Net Loss. For the year ended December 31, 2022, the Company incurred a net loss of $6,312,535, as compared to a net loss of $6,728,396 for the year ended December 31, 2021.

Liquidity and Capital Resources – December 31, 2022

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Years Ended December 31,
	2022	2021

Net cash used in operating activities	$(4,611,737)	$(4,142,915)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	5,141,384	3,897,394
Net increase (decrease) in cash	$529,647	$(245,521)

At December 31, 2022, the Company had working capital of $5,165,227, as compared to working capital of $4,790,338 at December 31, 2021, reflecting an increase in working capital of $374,889 for the year ended December 31, 2022. The increase in working capital during the year ended December 31, 2022 was the result of the Company completing the sale of 2,900,000 shares of common stock at a price of $2.00 per share in a registered direct equity offering on April 12, 2022, generating net proceeds of $5,141,384, reduced by the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing its patent portfolio. At December 31, 2022, the Company had cash of $5,353,392 available to fund its operations.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profitability. The amount and timing of future cash requirements depends on the pace, design and results of the Company’s clinical trial program, which, in turn, depends on the availability of operating capital to fund such activities.

Based on current operating plans, the Company estimates that existing cash resources will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2023. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, as a result of which the Company will need to raise significant additional capital to do so. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, during the latter part of the fiscal year ending December 31, 2023. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

At December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the year ended December 31, 2022, operating activities utilized cash of $4,611,737, as compared to utilizing cash of $4,142,915 for the year ended December 31, 2021, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the years ended December 31, 2022 and 2021, the Company had no investing activities.

Financing Activities. For the year December 31, 2022, financing activities consisted of the gross proceeds from the sale of common stock in the Company’s direct equity offering of $5,800,000, reduced by offering costs of $658,616. For the year ended December 31, 2021, financing activities consisted of the gross proceeds from the sale of common stock in the Company’s direct equity offering of $4,192,478, reduced by offering costs of $502,717, $17,100 from the exercise of common stock warrants, and $201,000 from the exercise of common stock options. The Company also paid public offering costs related to its November 2020 public offering of $10,467 during the year ended December 31, 2021 related to the Company’s financing activities.

Principal Commitments

At December 31, 2022, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements, and clinical trial monitoring agreements, as described below, aggregated $7,892,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the years ended December 31, 2022 and 2021, the Company incurred costs of $26,397 and $18,443, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2022, total costs of $131,074 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $590,000 as of December 31, 2022, which is expected to be incurred through December 31, 2025.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 patients in this clinical trial over a period of two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks included the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of December 31, 2022, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost $1,144,169. While the production of new inventory has been completed, nominal amounts of trailing costs are expected to be incurred during the year ending December 31, 2023.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial is currently scheduled to commence during the quarter ending June 30, 2023 and to be completed by December 31, 2025. Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through December 31, 2022, the Company has paid GEIS an aggregate of $415,823 for work done under this agreement through the third milestone.

During the years ended December 31, 2022 and 2021, the Company incurred costs of $260,770 and $24,171, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2022, total costs of $415,823 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,743,000 as of December 31, 2022, which is expected to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual has been slower than expected, the Company is currently seeking to add two additional sites to increase the rate of patient accrual, with at least one major site expected to be added by June 30, 2023. With the additional sites, the Company expects that this clinical trial will be completed by December 31, 2024. Without the additional sites, the Company expects that this clinical trial will be completed no sooner than December 31, 2025.

Effective March 6, 2023, Sarah Cannon Research Institute (SCRI), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial to assess the combination of the Company’s first-in-class protein phosphatase 2A (PP2A) inhibitor, LB-100, with a standard regimen for previously untreated, extensive stage small cell lung cancer disease. SCRI, one of the largest community-based cancer trial centers in the United States, is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen.

During the years ended December 31, 2022 and 2021, the Company incurred costs of $0 and $378,511, respectively, pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of December 31, 2022, which is expected to be incurred through December 31, 2024, based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number. Should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis. If a significant improvement in outcome is seen with the addition of LB-100, this would be an important advance in the treatment of a very aggressive disease.

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

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue will now proceed. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. The results of this study are expected during 2023.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be allocated approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on periodic documentation provided by the CRO. During the years ended December 31, 2022 and 2021, the Company incurred costs of $35,403 and $9,730, respectively, and as of December 31, 2022, total costs of $127,288 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $842,000 as of December 31, 2022, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party.

Costs under this work order agreement are estimated to be approximately $335,000. During the years ended December 31, 2022 and 2021, the Company incurred costs of $33,815 and $24,626, respectively, and as of December 31, 2022, total costs of $58,441 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $284,000 as of December 31, 2022, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the years ended December 31, 2022 and 2021, the Company recorded charges to operations of $25,000 and $25,000, respectively, in connection with its obligations under the License Agreement. As of December 31, 2022, no milestones had yet been attained.

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

On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten under the employment agreements, such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. In addition, effective October 1, 2022, Mr. Forman is being paid an office rent allowance of $600 per month.

The total aggregate annual compensation of all officers increased to $800,000, effective November 6, 2022.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 and $16,000 for the years ended December 31, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

BioPharmaWorks. Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services included, among other things, assisting the Company to commercialize its products and strengthen its patent portfolio; identifying large pharmaceutical companies with a potential interest in the Company’s product pipeline; assisting in preparing technical presentations concerning the Company’s products; consultation in drug discovery and development; and identifying providers and overseeing tasks relating to clinical development of new compounds.

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded charges to operations pursuant to this agreement of $120,000 and $120,000 for the years ended December 31, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

Foundation for Angelman Syndrome Therapy. Effective August 12, 2020, the Company entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting pre-clinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The pre-clinical studies were to be conducted at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the pre-clinical studies confirm that LB-100 reduces AS signs in rodent models, the Company has agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of the Company’s investigational compound, LB-100. The Company has agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which was initially expected to be completed within three years. Conditioned on FAST’s completion of this study, the Company has agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by the Company, up to a maximum of $250,000, from the exploitation of the study results.

The research team at the University of California - Davis recently completed their pre-clinical study of the potential benefit of LB-100 in a mouse model of AS. The preliminary analysis indicates that the positive results previously reported by Chinese investigators were not confirmed in the US model. The Company is currently awaiting input from FAST as to whether it intends to continue to pursue pre-clinical studies of LB 100. To date, FAST has not indicated whether it desires to pursue further studies of LB-100, but in light of the failure to confirm the Chinese study results, the Company does not plan to pursue further studies of AS.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the years ended December 31, 2022 and 2021, the Company incurred charges in the amount of $204,158 and $55,248, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2022, total costs of $259,406 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $262,000 as of December 31, 2022, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 and an estimated completion date of April 30, 2023. During the years ended December 31, 2022 and 2021, the Company incurred costs of $27,702 and $17,782, respectively, pursuant to this agreement. As of December 31, 2022, total costs of $219,611 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $55,000 as of December 31, 2022.

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

There can be no assurance that one or more of our pharmaceutical compounds will obtain the regulatory approvals and market acceptance to achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurance that we will be able to achieve operating profitability or positive operating cash flows. There can be no assurance that we will be able to secure additional financing, to the extent required, on acceptable terms or at all. If cash resources are insufficient to satisfy our ongoing cash requirements, we would be required to reduce or discontinue our research and development programs, or attempt to obtain funds, if available, through strategic alliances that may require us to relinquish rights to certain of our pharmaceutical compounds, or to curtail or discontinue our operations entirely.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the fiscal year ended December 31, 2022, the end of the most recent fiscal year covered by this report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).

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

Based on the Company’s evaluation under the framework in COSO, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names of all of our directors and executive officers as of March 1, 2023. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. The brief descriptions of the business experience of each director and executive officers and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee and our consultants.

Our directors and executive officers are as follows:

Name	Age	Position(s) Held with the Company

Dr. John S. Kovach	86	President, Chief Executive Officer, Chief Scientific Officer, and Chairman of the Board of Directors
Dr. James S. Miser	75	Chief Medical Officer
Robert N. Weingarten	70	Vice President and Chief Financial Officer
Eric J. Forman	42	Vice President and Chief Operating Officer
Dr. Stephen J. Forman	74	Director
Regina Brown	59	Director
Dr. Yun Yen	68	Director
Dr. René Bernards	70	Director
Bas van der Baan	51	Director

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

Robert N. Weingarten

Mr. Weingarten was appointed to serve as our Vice President and Chief Financial Officer effective August 12, 2020. Mr. Weingarten is an experienced business consultant and advisor with a consulting practice focusing on accounting and SEC compliance issues. Mr. Weingarten was familiar with the financial and business operations of the Company, as he had provided accounting and financial consulting services to the Company for a number of years prior to his appointment as Vice President and Chief Financial Officer with respect to the preparation of the Company’s consolidated financial statements and certain other financial and compliance matters.

Since 1979, Mr. Weingarten has provided such financial consulting and advisory services, has acted as chief financial officer, and has served on the boards of directors of numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten has experience in a variety of industries, including the pharmaceutical industry.

Mr. Weingarten has been a Director of Guardion Health Sciences, Inc. since June 2015 and Chairman of its Board of Directors since July 2020. Mr. Weingarten also serves on the audit, compensation, and nominating and corporate governance committees of Guardion Health Sciences, Inc. Previously, Mr. Weingarten served as Lead Director on Guardion’s Board of Directors from January 2017 to March 2020. From July 2017 to June 2018, Mr. Weingarten was the Chief Financial Officer of Alltemp, Inc. From April 2013 to February 2017, Mr. Weingarten served on the Board of Directors of RespireRx Pharmaceuticals Inc. and also served as its Vice President and Chief Financial Officer. Mr. Weingarten received a B.A. in Accounting from the University of Washington in 1974, an M.B.A. in Finance from the University of Southern California in 1975, and is a Certified Public Accountant (inactive) in the State of California.

Eric J. Forman, J.D.

Mr. Forman has led our business development efforts since 2013. Effective as of October 1, 2020, Mr. Forman was appointed as our Chief Administrative Officer, and effective as of November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer. In his roles as Chief Administrative Officer and Chief Operating Officer, his responsibilities include overseeing all internal operations, the development of science/business collaborations, and the management of our growing intellectual property portfolio. Prior to his involvement with our company, he served as Counsel and Senior Project Manager at Shore Group Associates managing in-house legal, tax, and regulatory affairs and supervising client relations for financial software and mobile application development teams.

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

Dr. René Bernards

Dr. René Bernards was appointed to our Board of Directors effective June 15, 2022. Dr. Bernards is a leader in the field of molecular carcinogenesis, working at the Netherlands Cancer Institute in Amsterdam. His research focuses on identifying effective new drug combinations, new drug targets, and mechanisms of resistance to anti-cancer drugs. He has also co-founded four biotechnology companies to bring his scientific discoveries to clinical oncology practice. He is a member of the Royal Netherlands Academy of Sciences, an International Honorary Member of the American Academy of Arts and Sciences and an International Member of the National Academy of Sciences (USA). Additionally, he is a fellow of the American Association for Cancer Research (AACR), and has received the Princess Takamatsu Memorial Lectureship at this year’s AACR annual meeting where he presented new data on the unexpected effectiveness of the Company’s lead compound, LB-100, when given with a variety of standard and investigational anti-cancer compounds that have only modest activity on their own.

Bas van der Baan

Bas van der Baan was appointed to our Board of Directors effective June 17, 2022. Mr. van der Baan has over 20 years of experience in the biotechnology industry, with a key focus on oncology and diagnostics. He has extensive knowhow in the process of managing a compound from clinical development to reimbursement and commercialization, as well as the establishment of partnerships with the pharmaceutical industry, academic collaborators, distributors, insurance companies and governments to successfully launch new oncology products. Mr. van der Baan is currently under contract as the Chief Clinical Officer of Agendia, an oncology molecular diagnostic company, through July 15, 2023. Mr. Van der Baan is an independent director of Tethis S.p.A. in Milan, Italy. Mr. Van der Baan was co-founder of ThromboDx, a liquid biopsy company that was acquired in 2016, Qameleon Therapeutics, a company developing synthetic lethal drug combinations for cancer treatment, and Oncosence, an oncology drug development company using senescence as target for drug development. Mr. van der Baan started his career in 1997 at a specialty chemicals division of Unilever that got acquired by ICI. In 2002, Mr. van der Baan joined Kreatech, a biotechnology company acquired by Leica that specialized in life science reagents for gene expression, DNA and protein analysis. Mr. van der Baan holds a Master’s Degree in Molecular Sciences from the Wageningen University in The Netherlands.

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

Family Relationships

Eric Forman, our Chief Administrative Officer, is the son of board member Dr. Stephen Forman and son-in-law of former board member Gil Schwartzberg. Julie Forman, the wife of Eric Forman and the daughter of the late Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and the Company maintains a continuing banking relationship.

Director Independence

Our Board of Directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our Board of Directors has affirmatively determined that Dr. Stephen Forman, Dr. Yun Yen, Regina Brown, Dr. René Bernards and Bas van der Baan are each an “independent director,” as defined under Nasdaq rules.

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

Our audit committee consists of Regina Brown, Dr. Yun Yen, and Bas van der Baan, with Ms. Brown serving as chair. Our Board of Directors has affirmatively determined that each of the committee members meet the definition of “independent director” under the Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our Board of Directors has determined that Ms. Brown qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the audit committee, which is available on our principal corporate website at www.lixte.com.

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

Our compensation committee consists of Dr. Yun Yen, Dr. Stephen Forman and Dr. René Bernards, with Dr. Yen serving as chair. Our Board of Directors has determined that all three committee members are independent directors under Nasdaq rules. Our Board of Directors has adopted a written charter for the compensation committee, which is available on our principal corporate website at www.lixte.com.

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

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company, that no other reports were required, the Company believes that all individual filing requirements applicable to a director, officer, or beneficial owner of more than 10% of the Company’s common stock were complied with under Section 16(a) of the Exchange Act during the year ended December 31, 202s, except as follows: Bas van der Baan was late in filing his Form 3 in connection with his appointment to the Board of Directors on June 17, 2022.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The table set forth below presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2022, 2021 and 2020.

OFFICER COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John S. Kovach (2)	2022	250,000	-	-	65,640	-	-	-	315,640
	2021	250,000	-	-	-	-	-	-	250,000
	2020	107,500	-	-	-	-	-	-	107,500

James S. Miser (3)	2022	175,000	-	-	65,640	-	-	-	240,640
	2021	166,667	-	-	-	-	-	-	166,667
	2020	62,500	-	-	572,650	-	-	-	635,150

Robert N. Weingarten (4)	2022	175,000	-	-	65,640	-	-	-	240,640
	2021	156,667	-	-	-	-	-	-	156,667
	2020	46,451	-	-	400,855	-	-	-	447,306

Eric J. Forman (5)	2022	178,819	-	-	65,640	-	-	-	244,459
	2021	156,667	-	-	-	-	-	-	156,667
	2020	30,000	-	-	400,855	-	-	-	430,855

(1) Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2) John S. Kovach has been the Company’s President and Chief Executive Officer since inception and entered into an employment agreement with the Company effective July 15, 2020. On November 6, 2022, Dr. Kovach was awarded an option grant for 200,000 shares of the Company’s common stock valued at $0.3282 per share.

(3) James S. Miser has been the Company’s Chief Medical Officer since August 1, 2020. In connection with his employment agreement, Dr. Miser was awarded an option grant for 83,333 shares of the Company’s common stock valued at $6.8718 per share. On November 6, 2022, Dr. Miser was awarded an option grant for 200,000 shares of the Company’s common stock valued at $0.3282 per share.

(4) Robert N. Weingarten has been the Company’s Vice President and Chief Financial Officer since August 12, 2020. In connection with his employment agreement, Mr. Weingarten was awarded an option grant for 58,333 shares of the Company’s common stock valued at $6.8718 per share. On November 6, 2022, Mr. Weingarten was awarded an option grant for 200,000 shares of the Company’s common stock valued at $0.3282 per share.

(5) Eric J. Forman had been the Company’s Chief Administrative Officer from July 15, 2020 to November 6, 2020. In connection with his employment agreement, Mr. Forman was awarded an option grant for 58,333 shares of the Company’s common stock valued at $6.8718 per share. Effective November 6, 2022, Mr. Forman was promoted to the Company’s Vice President and Chief Operating Officer. On November 6, 2022, Mr. Forman was awarded an option grant for 200,000 shares of the Company’s common stock valued at $0.3282 per share.

There were no officer option exercises during the years ended December 31, 2022, 2021 or 2020.

Outstanding Equity Awards at December 31, 2022

The table set forth below presents information regarding outstanding stock options held by our named executive officers as of December 31, 2022.

NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE

Dr. John S. Kovach	November 6, 2022	November 6, 2022	50,000	150,000	2.00	November 6, 2027

Dr. James S. Miser	August 1, 2020	August 1, 2020	41,667	41,666	7.14	August 1, 2025
	November 6, 2022	November 6, 2022	50,000	150,000	2.00	November 6, 2027

Robert N. Weingarten	August 12, 2020	August 12, 2020	29,167	29,166	7.14	August 12, 2025
	November 6, 2022	November 6, 2022	50,000	150,000	2.00	November 6, 2027

Eric J. Forman	June 7, 2016	June 7, 2016	16,667	-	0.90	June 7, 2021
	October 16, 2017	October 16, 2017	16,667	-	0.90	October 16, 2022
	May 22, 2019	May 22, 2019	16,667	-	6.60	May 22, 2024
	August 12, 2020	August 12, 2020	29,167	29,166	7.14	August 12, 2025
	November 6, 2022	November 6, 2022	50,000	150,000	2.00	November 6, 2027

There was no intrinsic value of exercisable but unexercised in-the-money stock options held by our named executive officers at December 31, 2022, based on a fair market value of $0.51 per share on December 31, 2022.

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

Eric Forman. On July 15, 2020, as amended on August 12, 2020, the Company entered into an employment agreement with Eric Forman, to act as the Company’s Chief Administrative Officer reporting directly to the Company’s Chief Executive Officer, with an annual salary of $120,000, payable monthly. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Mr. Forman’s primary function is to oversee the Company’s internal operations, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman was also granted stock options to acquire 350,000 shares of the Company’s common stock. The effective date of the agreement was October 1, 2020 and shall remain in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause.

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

Consulting Agreements

On September 12, 2007, the Company entered into a consulting agreement with Gil N Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and stockholders. Mr. Schwartzberg is currently a significant stockholder and director of the Company. Consideration under this consulting agreement, including amendments thereto, was paid exclusively in the form of stock options. On August 2, 2018, the Company entered into a third amendment to the consulting agreement to extend it to January 28, 2024, as well as to extend the exercise date of previously issued, fully-vested stock options for 666,667 shares of common stock, exercisable at $3.00 per share, from January 28, 2019 to January 28, 2024.

Mr. Schwartzberg, who was appointed as a director of the Company effective April 9, 2021, died on October 30, 2022. Accordingly, Mr. Schwartzberg’s unvested stock options ceased vesting effective as of the date of his death, and the expiration date of all vested stock options owned by Mr. Schwartzberg are contractually scheduled to expire one year from the date that his service on the Company’s Board of Directors terminated.

Board of Directors Compensation

Effective January 6, 2021, in recognition of their service as directors of the Company over the past year, the Company granted stock options to purchase 50,000 shares of common stock to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo (an aggregate of 200,000 shares), which were fully vested upon issuance and exercisable for a period of five years at $3.21 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $571,312 ($2.8566 per share) and was charged to general and administrative costs in the consolidated statement of operations on the grant date.

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and pre-clinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.20 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($3.0144 per share), of which $376,800 was attributable to the portion of the stock options fully vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was being charged to operations ratably from April 9, 2021 through June 30, 2023, although vesting terminated on October 30, 2022, the date that Mr. Schwartzberg died. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $126,684 and $500,235, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.80 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 11, 2021 through June 30, 2023. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $154,042 and $427,944, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.03 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($2.84225 per share), which is being charged to operations ratably from July 1, 2021 through June 30, 2023. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $638,915 and $358,200, respectively, with respect to these stock options.

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors. As a new director, in lieu of a grant of stock options, Dr. Bernards received a one-time cash board fee of $100,000, payable immediately, and an annual cash board fee of $40,000, payable quarterly. During the year ended December 31, 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $133,873 with respect to his cash board compensation.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($0.6341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the year ended December 31, 2022, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $100,249 with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($0.6334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. During the year ended December 31, 2022, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $63,777 with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 200,000 shares (a total of 800,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 800,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($0.3282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the year ended December 31, 2022, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $75,520 with respect to these stock options.

Summary Compensation Table

The table set forth below presents the compensation awarded to, earned by or paid to our named directors for the years ended December 31, 2022, 2021 and 2020.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John S. Kovach	2022	-	-	-	-	-	-	-	-
Director (2)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Philip F. Palmedo	2022	-	-	-	63,340	-	-	21,148	84,488
Director (8)	2021	-	-	-	427,047	-	-	20,458	447,505
	2020	-	-	-	-	-	-	-	-

Stephen J. Forman	2022	-	-	-	63,340	-	-	22,500	85,840
Director	2021	-	-	-	427,047	-	-	16,819	443,866
	2020	-	-	-	-	-	-	-	-

Winson Sze Chun Ho	2022	-	-	-	-	-	-	-	-
Director (3)	2021	-	-	-	142,828	-	-	-	142,828
	2020	-	-	-	-	-	-	-	-

Yun Yen	2022	-	-	-	63,340	-	-	30,000	93,340
Director	2021	-	-	-	427,047	-	-	21,833	448,880
	2020	-	-	-	-	-	-	-	-

Gil Schwartzberg	2022	-	-	-	63,340	-	-	16,630	79,970
Director (4)	2021	-	-	-	1,037,830	-	-	14,556	1,052,386
	2020	-	-	-	-	-	-	-	-

Regina Brown	2022	-	-	-	63,340	-	-	30,000	93,340
Director (5)	2021	-	-	-	942,582	-	-	19,167	961,749
	2020	-	-	-	-	-	-	-	-

René Bernards	2022	-	-	-	-	-	-	133,873	133,873
Director (6)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Bas van der Baan	2022	-	-	-	158,525	-	-	11,869	170,394
Director (7)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

(1) Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2) Dr. Kovach is also the Company’s President, Chief Executive Officer and Chief Scientific Officer.

(3) Resigned as a director of the Company effective April 9, 2021.

(4) Appointed as a director of the Company effective April 9, 2021 and died on October 30, 2022.

(5) Appointed as a director of the Company effective May 11, 2021.

(6) Appointed as a director of the Company effective June 15, 2022. Dr. Bernards received all of his compensation in 2022 in the form of cash.

(7) Appointed as a director of the Company effective June 17, 2022.

(8) Did not stand for re-election at the annual meeting of stockholders. Accordingly, his term as a director of the Company ended effective October 7, 2022.

Scientific Advisory Committee Compensation

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 and $16,000 for the years ended December 31, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

2020 Stock Incentive Plan

Summary

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which was subsequently approved by the stockholders of the Company. The 2020 Plan provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates, initially for a total of 2,333,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. On October 7, 2022, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 1,800,000 shares, to a total of 4,133,333 shares.

As of December 31, 2022, unexpired stock options for 2,603,125 shares were issued and outstanding under the 2020 Plan and 1,530,208 shares were available for issuance under the 2020 Plan.

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

The 2020 Plan provides for the reservation of 4,133,333 shares of common stock for issuance thereunder (the “Share Limit”), and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 4,133,333 (the “ISO Limit”).

Key Features of the 2020 Plan

Certain key features of the 2020 Plan are summarized as follows:

●	If not terminated earlier by our Board of Directors, the 2020 Plan will terminate on July 14, 2030.

●	Up to a maximum aggregate of 4,133,333 shares of common stock may be issued under the 2020 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 4,133,333.

●	The 2020 Plan is administered by the Compensation Committee, which is comprised solely of independent members of our Board of Directors. The Board of Directors may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and board members are eligible to receive awards, provided that the Compensation Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by us.

Eligibility to Receive Awards. Employees, consultants and members of our Board of Directors are eligible to receive awards under the 2020 Plan. The Compensation Committee determines, in its discretion, the selected participants who will be granted awards under the 2020 Plan.

Shares Subject to the 2020 Plan. The maximum number of shares of common stock that can be issued under the 2020 Plan is 4,133,333 shares.

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

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The Compensation Committee determines, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant of the stock option. The exercise price of each stock option granted under the 2020 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the Compensation Committee. Stock options granted under the 2020 Plan may be either ISOs or NQSOs. In order to comply with Treasury Regulation Section 1.422-2(b), the 2020 Plan provides that no more than 4,133,333 shares may be issued pursuant to the exercise of ISOs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table set forth below presents certain information regarding beneficial ownership of our common stock (the only class of our voting equity securities issued and outstanding) as of March 10, 2023 by (i) each person or entity who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group. As of March 10, 2023, there were 16,659,093 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 10, 2023 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission. Except as noted, the Company’s executive office is reflected as the address of all officers, directors and other stockholders owning more than 5%.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers and Directors

Dr. John S. Kovach
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	1,611,284	(1)	9.6%

Bas van der Baan
Hogeweg 4-H
Amsterdam P7 1098CP	181,875	(2)	1.1%

Dr. Stephen J. Forman
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	279,191	(3)	1.7%

Dr. Yun Yen
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	321,930	(12)	1.9%

Dr. René Bernards
Koningsvaren 37
Abcoude P7 1391AD	150,000	(6)	0.9%

Regina Brown
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	334,425	(11)	2.0%

Robert N. Weingarten
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	93,749	(13)	0.6%

Eric J. Forman
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	195,390	(5)	1.2%

Dr. James S. Miser
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	112,500	(14)	0.7%

All officers and directors as a group (nine persons)	3,280,344		18.2%

Other Stockholders Owning More Than 5%

John and Barbara Kovach 2015 Trust
Glenn L. Krinsky, Trustee
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	1,333,333	(4)	8.0%

Julie Forman
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	1,146,029	(7)	6.7%

David N. Sterling
16204 Andalucia Lane
Delray Beach, Florida 33446	1,000,950	(17)	5.8%

Arthur and Jane Riggs 1990 Irrevocable Trust
Jane Riggs, Trustee
4852 Saint Andres Avenue
La Verne, California 91750	1,747,500	(8)	10.0%

Robert and Susan Greenberg
228 Manhattan Beach Boulevard
Manhattan Beach, California 90266	1,046,931	(9)	6.3%

Lalit R. Bahl and Kavit K. Kinra
3 Pheasant Run
Setauket, New York 11733	833,333	(15)	5.0%

Hung Tak Ho
Mayfair by the Sea II
Tower T8, 1/F, Unit A
21 Fo Chun Road Pak ShekKok
Taipo NT, Hong Kong SAR	1,084,210	(10)	6.5%

Glenn L. Krinsky
608 East Colorado Boulevard, Suite 180
Pasadena, California 91101	1,474,988	(16)	8.9%

(1) Includes 1,540,184 shares of common stock and stock warrants to purchase 21,100 shares of common stock owned of record by the John S. Kovach Trust. Dr. Kovach is a co-trustee of the Trust and has the exclusive right to control the investment of the assets of the Trust. Also includes stock options to purchase 50,000 shares of common stock owned by Dr. John S. Kovach. All stock options are immediately exercisable or within 60 days.

(2) Includes 10,000 shares of common stock and stock options to purchase 171,875 shares of common stock owned by Bas van der Baan. All stock options are immediately exercisable or within 60 days.

(3) Includes 3,751 shares of common stock and stock options to purchase 183,333 shares of common stock which are immediately exercisable or within 60 days, owned by Dr. Stephen Forman. Also includes 71,054 shares of common stock and stock warrants to purchase 21,053 shares of common stock owned by the Stephen Forman Living Trust dated 12/16/98. Stephen Forman is trustee of the trust and holds voting and dispositive power over the common stock and common stock warrants owned by the trust.

(4) Includes 1,333,333 shares of common stock transferred by John Kovach and his wife, Barbara C.H. Kovach, as grantors, to the John and Barbara Kovach 2015 Trust, an irrevocable trust dated July 6, 2015. The primary beneficiaries of the trust are the two adult daughters of John and Barbara Kovach. Glen L. Krinsky is the trustee of the John and Barbara Kovach 2015 Trust.

(5) Includes stock options to purchase 110,416 shares of common stock owned by Eric J. Forman. All stock options and common stock warrants are immediately exercisable or within 60 days. Eric Forman is the husband of Julie (Schwartzberg) Forman, and the son-in-law of Gil and Debbie Schwartzberg.

Also includes the following:

-	79,710 shares of common stock and stock warrants to purchase 5,264 shares of common stock owned by the Eric Forman Revocable Trust. All stock options and common stock warrants are immediately exercisable or within 60 days.

Excludes the following, as to which Eric Forman disclaims beneficial ownership or control:

-	461,279 shares of common stock and stock options to purchase 472,396 shares of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the trustee and beneficiary.
-	69,721 shares of common stock and common stock warrants to purchase 52,632 shares of common stock owned by the Julie Forman Inherited IRA.
-	87,081 shares of common stock owned by the Julie Forman 2015 Trust, an irrevocable trust, the beneficiaries of which are the minor children of Eric and Julie Forman, as to which Scott Forman, brother of Eric Forman, as trustee, has voting, dispositive and investment control.
-	90,001 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee.

(6) Consists of 150,000 shares of common stock.

(7) Includes 318,415 shares of common stock and stock options to purchase 472,396 shares of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the trustee and beneficiary.

Also includes the following:

-	69,721 shares of common stock and common stock warrants to purchase 52,632 shares of common stock owned by the Julie Forman Inherited IRA.
-	90,001 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee.
-	142,864 shares of common stock owned by the Schwartzberg Trust fbo Julie Forman, dtd 3/3/23, as to which Julie Forman is the trustee.

Excludes the following, as to which Julie Forman disclaims beneficial ownership or control:

-	Stock options to purchase 110,416 shares of common stock owned by Eric J. Forman. All stock options and common stock warrants are immediately exercisable or within 60 days.
-	87,081 shares of common stock owned by the Julie Forman 2015 Trust, an irrevocable trust, the beneficiaries of which are the minor children of Eric and Julie Forman, as to which Scott Forman, brother of Eric Forman, as trustee, has voting, dispositive and investment control.
-	79,710 shares of common stock and stock warrants to purchase 5,264 shares of common stock owned by the Eric Forman Revocable Trust. All stock options and common stock warrants are immediately exercisable or within 60 days.

(8) Includes 1,018,333 shares of common stock and 729,167 shares of common stock issuable upon conversion of 350,000 shares of Series A Convertible Preferred Stock owned by the Arthur and Jane Riggs 1990 Irrevocable Trust dated November 18, 1990. Jane Riggs is the trustee of the Arthur and Jane Riggs 1990 Irrevocable Trust. The shares of Series A Convertible Preferred Stock were acquired on March 17, 2015 and January 15, 2016, are non-voting, and are immediately convertible into common stock.

(9) Consists of 994,299 shares of common stock and common stock warrants to purchase 385,966 shares of common stock owned by the Greenberg Family Trust dated May 3, 1988. The trust is a revocable trust, and Arthur Greenberg and his wife, Susan Greenberg, are co-trustees of the trust and share voting and dispositive power over the shares of common stock.

(10) Includes 1,042,105 shares of common stock and stock warrants to purchase 42,105 shares of common stock.

(11) Includes 6,300 shares of common stock and stock options to purchase 328,125 shares of common stock.

(12) Includes 52,632 shares of common stock, stock warrants to purchase 52,632 shares of common stock and stock options to purchase 216,666 shares of common stock which are immediately exercisable or within 60 days.

(13) Consists of stock options to purchase 93,749 shares of common stock which are immediately exercisable or within 60 days.

(14) Consists of stock options to purchase 112,500 shares of common stock which are immediately exercisable or within 60 days.

(15) Consists of 833,333 shares of common stock.

(16) Includes 141,655 shares of common stock owned by Glenn L. Krinsky. Also includes 1,333,333 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Glenn L. Krinsky, as trustee, has voting, dispositive and investment control.

(17) Includes 142,864 shares of common stock owned by the Schwartzberg Trust fbo David Sterling, dtd 3/3/23, as to which David Sterling is the trustee.

Also includes the following:

-	69,722 shares of common stock and common stock warrants to purchase 52,632 shares of common stock owned by the David Sterling Inherited IRA.
-	263,336 shares of common stock owned by the David N. Sterling Trust, as to which Debbie Schwartzberg is the trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Related Party Transactions

During the years ended December 31, 2022, 2021 and 2020, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or affiliates, including their family members, except as described herein or elsewhere in this document, other than as disclosed below.

Dr. John S. Kovach has been the Company’s President, Chief Executive Officer and Chief Scientific Officer since inception. Dr. Kovach entered into an employment agreement with the Company effective October 1, 2020 that increased his annual salary from $60,000 to $250,000. Dr. Kovach was paid $107,500 for the year ended December 31, 2020 for his services as the Company’s President, Chief Executive Officer and Chief Scientific Officer.

Eric J. Forman was appointed as the Company’s Chief Administrative Officer effective July 15, 2020. Mr. Forman was paid $30,000 from July 15, 2022 through December 31, 2022 for his services as the Company’s Chief Administrative Officer. During the year ended December 31, 2020 (prior to Mr. Forman’s appointment as Chief Administrative Officer), the Company paid the Eric Forman Law Office a total of $38,000 for legal and consulting services rendered with respect to various corporate and administrative matters.

Dr. James S. Miser was appointed as the Company’s Chief Medical Officer effective August 1, 2020. Dr. Miser was paid $62,500 from August 1, 2020 through December 31, 2020 for his services as the Company’s Chief Medical Officer.

Robert N. Weingarten was appointed as the Company’s Vice President and Chief Financial Officer effective August 12, 2020. Mr. Weingarten was paid $46,451 from August 12, 2020 through December 31, 2020 for his services as the Company’s Vice President and Chief Financial Officer. During the year ended December 31, 2020 (prior to Mr. Weingarten’s appointment as Vice President and Chief Financial Officer), the Company paid Mr. Weingarten a total of $79,995 for accounting and financial consulting services rendered with respect to the preparation of the Company’s consolidated financial statements and certain other financial and compliance matters.

(b) Director Independence

The Company considers Dr. Stephen Forman, Dr. Yun Yen, Regina Brown, Dr. René Bernards, and Bas van der Baan to each be an “independent director”, as defined under Nasdaq rules and by Rule 10-A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.A. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.A. for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Audit Fees(1)	$111,806	$93,681
Audit-Related Fees(2)	—	—
Tax Fees(3)	28,553	28,140
Other Fees(4)	—	25,200
Total	$140,359	$147,021

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of our interim financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings, excluding those fees included in Other Fees.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under Audit Fees.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	Other fees represent fees incurred with respect to our Registration Statements on Forms S-3 and S-8 declared effective by the SEC during the year ended December 31, 2021.

All audit and audit-related services, tax services and other services rendered by Weinberg & Company, P.A. during the fiscal years ended December 31, 2022 and 2021 were pre-approved by either our Audit Committee or by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

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

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit Number	Description of Document

1.1	Form of Underwriter Agreement[22]
2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc.[1]
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005[2]
3.2	Certificate of Amendment of Certificate of Incorporation[3]
3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock[6]
3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock.8
3.6	Amended and Restated Bylaws[15]
3.7	Certificate of Amendment of Certificate of Incorporation[23]
4.1	Form of Warrant included in Unit[22]
4.2	Form of Warrant Agent Agreement[22]
4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended[21]
10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010[4]
10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013[5]
10.3	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013[5]
10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015[7]
10.5	Form of First Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015[7]
10.6	Form of Second Warrant to purchase common stock issued to BioPharmaWorks LLC dated September 14, 2015[7]
10.7	Clinical Trial Research Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018[9]
10.8	Exclusive License Agreement between H. Lee Moffitt Cancer Center and Research Institute Hospital, Inc. and Lixte Biotechnology Holdings, Inc. dated and effective as of August 20, 2018 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 17, 2018)[9]
10.9	Form of Warrant to Purchase Common Stock of Llxte Biotechnology Holdings, Inc. (issued in connection with common stock unit rights offering that closed on November 30, 2018)[10]
10.10	Collaboration Agreement for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and the Spanish Sarcoma Group as of July 31, 2019 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 19, 2019)[11]
10.11	Employment Agreement Between the Company and Dr. James Miser13+
10.12	Employment Agreement Between the Company and Robert N. Weingarten17+
10.13	Employment Agreement Between the Company and Dr. John Kovach14+
10.14	Employment Agreement Between the Company and Eric Forman15+
10.15	Second Amendment to Employment Agreement Between the Company and Eric Forman*+
10.16	2020 Stock Incentive Plan16+
10.17	Master Services Agreement between Foundation for Angelman Syndrome Therapeutics (“FAST”) and Lixte Biotechnology Holdings, Inc. dated as of August 12, 2020[17]
10.18	Clinical Trial Research Agreement between the Company and the City of Hope National Medical Center[18]
10.19	Amendment to Employment Agreement between the Company and Eric Forman22+
10.20	Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and Oncode Institute, Utrecht, entered into on October 8, 2021 (certain portions of this Exhibit have been omitted based on a pending request for confidential treatment being filed with the Securities and Exchange Commission).[23]
10.21	Insider Trading Policy*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Weinberg & Company, P.A., Independent Registered Public Accounting Firm*
31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

1	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

2	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3	Filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 20, 2006 and incorporated herein by reference.

4	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

5	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

6	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015 and incorporated herein by reference.

7	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015 and incorporated herein by reference.

8	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2016 and incorporated herein by reference.

9	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2018 and incorporated herein by reference.

10	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2018 and incorporated herein by reference.

11	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 6, 2019 and incorporated herein by reference.

12	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

13	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

14	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

15	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

16	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.

17	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2020 and incorporated herein by reference.

18	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference.

19	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on November 16, 2020.

20	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

21	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2020 and incorporated herein by reference.

22	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2021 and incorporated herein by reference.
23	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 10, 2021 and incorporated herein by reference.

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2023		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ JOHN S. KOVACH
	Name:	John S. Kovach
	Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KOVACH	President and Chief Executive Officer	March 29, 2023
John S. Kovach
/s/ ROBERT N. WEINGARTEN	Vice President and Chief Financial Officer	March 29, 2023
Robert N. Weingarten
/s/ BAS VAN DER BAAN	Director	March 29, 2023
Bas van der Baan

/s/ STEPHEN J. FORMAN	Director	March 29, 2023
Stephen J. Forman

/s/ RENE BERNARDS	Director	March 29, 2023
René Bernards

/s/ YUN YEN	Director	March 29, 2023
Yun Yen

/s/ REGINA BROWN	Director	March 29, 2023
Regina Brown

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lixte Biotechnology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter Description

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of Stock-Based Compensation

As discussed in Note 6 to the consolidated financial statements, the Company recognized $1,546,040 of compensation expense to certain officers, employees and consultants related to stock-based awards. The Company accounts for stock-based compensation for all stock-based awards made to officers, employees and consultants based on estimated fair values.

We identified the valuation of stock-based compensation as a critical audit matter because of the subjectivity of the inputs and assumptions that management utilized in determining the fair value of the stock-based awards. This required a high degree of effort and judgement in selecting auditor procedures to evaluate management’s estimates and assumptions as it relates to the determination of the fair values of stock-based compensation.

Our audit procedures related to the of the stock-based awards, including the valuation methodology and related assumptions such as the risk-free interest rate, volatility, and dividend yield, consisted of the following, among others:

●	We obtained and read the stock-based award agreements, evaluated the reasonableness of management’s significant valuation assumptions, and tested the mathematical accuracy of managements valuation analyses.
●	We developed independent estimates for the fair values of the stock-based awards.

We have served as the Company’s auditor since 2008.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 29, 2023

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$5,353,392	$4,823,745
Advances on research and development contract services	147,017	150,241
Prepaid insurance	49,224	109,029
Other prepaid expenses and current assets	10,380	10,249
Total current assets	5,560,013	5,093,264
Total assets	$5,560,013	$5,093,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $46,982 and $32,500 to related parties at December 31, 2022 and 2021, respectively	$229,764	$225,965
Research and development contract liabilities	165,022	76,961
Total current liabilities	394,786	302,926

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 16,646,593 shares and 13,746,593 shares at December 31, 2022 and 2021, respectively	1,664	1,374
Additional paid-in capital	45,058,262	38,371,128
Accumulated deficit	(43,394,699)	(37,082,164)
Total stockholders’ equity	5,165,227	4,790,338
Total liabilities and stockholders’ equity	$5,560,013	$5,093,264

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation of $1,502,776 and $2,201,280 for the years ended December 31, 2022 and 2021, respectively	2,547,615	3,024,113
Patent and licensing legal and filing fees and costs	1,268,308	729,171
Other costs and expenses	1,146,289	1,230,385
Research and development costs, including $43,264 and $397,642 of stock-based compensation costs to a consultant for the years ended December 31, 2022 and 2021, respectively	1,349,269	1,736,776
Total costs and expenses	6,311,481	6,720,445
Loss from operations	(6,311,481)	(6,720,445)
Interest income	11,195	626
Interest expense	(8,875)	(7,414)
Foreign currency loss	(3,374)	(1,163)
Net loss	$(6,312,535)	$(6,728,396)

Net loss per common share – basic and diluted	$(0.40)	$(0.50)

Weighted average common shares outstanding – basic and diluted	15,820,292	13,473,839

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2020	350,000	$3,500,000	12,402,157	$1,240	$31,864,479	$(30,353,768)	$5,011,951
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	1,133,102	113	3,689,648	—	3,689,761
Exercise of warrants	—	—	3,000	1	17,099	—	17,100
Exercise of options	—	—	208,334	20	200,980	—	201,000
Stock-based compensation expense	—	—	—	—	2,598,922	—	2,598,922
Net loss	—	—	—	—	—	(6,728,396)	(6,728,396)
Balance, December 31, 2021	350,000	3,500,000	13,746,593	1,374	38,371,128	(37,082,164)	4,790,338
Proceeds from sale of common stock in direct equity offering, net of offering costs	—	—	2,900,000	290	5,141,094	—	5,141,384
Stock-based compensation expense	—	—	—	—	1,546,040	—	1,546,040
Net loss	—	—	—	—	—	(6,312,535)	(6,312,535)
Balance, December 31, 2022	350,000	$3,500,000	16,646,593	$1,664	$45,058,262	$(43,394,699)	$5,165,227

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(6,312,535)	$(6,728,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	1,502,776	2,201,280
Research and development costs	43,264	397,642
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	3,224	(73,343)
Prepaid insurance	59,805	(41,718)
Other prepaid expenses and current assets	(131)	4,751
Increase in -
Accounts payable and accrued expenses	3,799	35,673
Research and development contract liabilities	88,061	61,196
Net cash used in operating activities	(4,611,737)	(4,142,915)

Cash flows from financing activities:
Proceeds from sale of common stock in direct equity offerings, net of offering costs	5,141,384	3,689,761
Exercise of common stock warrants	—	17,100
Exercise of common stock options	—	201,000
Payment of costs incurred in connection with sale of common stock units in November 2020	—	(10,467)
Net cash provided by financing activities	5,141,384	3,897,394

Cash:
Net increase (decrease)	529,647	(245,521)
Balance at beginning of period	4,823,745	5,069,266
Balance at end of period	$5,353,392	$4,823,745

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$8,875	$7,414
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

1. Organization and Basis of Presentation

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), is a drug discovery company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers. The Company believes that inhibitors of protein phosphatases have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases. The Company is directing its efforts on clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

Nasdaq Notification of Failure to Satisfy a Continued Listing Rule

The Company’s common stock and the warrants are traded on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

On June 24, 2022, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company had not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the Notice, or until December 21, 2022, to regain compliance with the minimum closing bid price requirement. On December 22, 2022, the Company received a written notice from Nasdaq that the Company was eligible for a second 180 calendar day compliance period, or until June 19, 2023, in order to regain compliance with the $1.00 minimum bid price requirement. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Company can generally achieve compliance with the minimum closing bid price requirement if the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days during the 180-day compliance period. However, under certain circumstances, Nasdaq can extend this 10-day trading period to a maximum of 20 days. The Company anticipates that its shares of common stock and warrants will continue to be listed and traded on The Nasdaq Capital Market during the compliance period ending June 19, 2023.

In order to achieve compliance with the minimum closing bid price per share requirement, the Company intends to file a proxy statement to hold a special meeting of stockholders to seek approval to effect a reverse stock split of its issued and outstanding shares of common stock. However, there can be no assurance that the Company will be successful in this regard and will be able to regain compliance with the minimum closing bid price requirement by June 19, 2023, in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock and warrants are subject to delisting, and the Company’s common shares and warrants would then be delisted.

Going Concern

At December 31, 2022, the Company had cash of $5,353,392 available to fund its operations. Because the Company is currently engaged in Phase 2 clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profitability. The amount and timing of future cash requirements depends on the pace, design and results of the Company’s clinical trial program, which, in turn, depends on the availability of operating capital to fund such activities.

Based on current operating plans, the Company estimates that existing cash resources will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2023. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, as a result of which the Company will need to raise significant additional capital to do so. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, during the latter part of the fiscal year ending December 31, 2023. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc.. Intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company operates and reports in one segment, which focuses on the utilization of biomarker technology to identify enzyme targets associated with serious common diseases and then designing novel compounds to attack those targets. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker, which is the Company’s President, Chief Executive Officer and Chief Scientific Officer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken, as a whole, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of accruals for clinical trial costs and other potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

Cash

Cash is held in a cash bank deposit program maintained by Morgan Stanley Wealth Management, a division of Morgan Stanley Smith Barney LLC (“Morgan Stanley”). Morgan Stanley is a FINRA-regulated broker-dealer. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company periodically has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. Morgan Stanley Wealth Management also maintains supplemental insurance coverage for the cash balances of its customers. The Company has not experienced any losses to date resulting from this policy.

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the acquisition, design, development and clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture the compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Obligations incurred with respect to mandatory scheduled payments under agreements with milestone provisions are recognized as charges to research and development costs in the Company’s consolidated statement of operations based on the achievement of such milestones, as specified in the respective agreement. Obligations incurred with respect to mandatory scheduled payments under agreements without milestone provisions are accounted for when due, are recognized ratably over the appropriate period, as specified in the respective agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations.

Payments made pursuant to contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and are then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. Expenses incurred under contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. The Company reviews the status of its various clinical trial and research and development contracts on a quarterly basis.

Prepaid Insurance

Prepaid insurance represents the premiums paid for directors and officers insurance coverage and for general liability insurance coverage in excess of the amortization of the total policy premium charged to operations at each balance sheet date. Such amount is determined by amortizing the total policy premium charged on a straight-line basis over the respective policy period. As the policy premiums incurred are generally amortizable over the ensuing twelve-month period, they are recorded as a current asset in the Company’s consolidated balance sheet at each reporting date and appropriately amortized to the Company’s consolidated statement of operations for each reporting period.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $1,268,308 and $729,171 for the years ended December 31, 2022 and 2021, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2022 and 2021 are described as follows.

General and administrative costs for the years ended December 31, 2022 and 2021 included charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 26.5% and 14.6% of total general and administrative costs, respectively. General and administrative costs for the years ended December 31, 2022 and 2021 also included charges for the fair value of stock options granted to directors and corporate officers representing 30.3% and 44.2%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 30, 2022 included charges from four vendors and consultants representing 21.0%, 19.3%, 15.1% and 12.1%, respectively, of total research and development costs. Research and development costs for the year ended December 31, 2021 included charges from three vendors and consultants representing 30.3%, 21.8% and 14.4%, respectively.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2022 or 2021 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2023.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of December 31, 2022 or 2021. Subsequent to December 31, 2022, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the respective periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because all preferred shares, warrants and stock options outstanding were anti-dilutive.

At December 31, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2022	2021

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	1,900,310	3,110,310
Common stock options, including options issued in the form of warrants	3,894,792	2,666,667
Total	6,524,269	6,506,144

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

3. Research and Development Costs

Research and development costs, including costs associated with clinical trials involving the Company’s lead clinical compound LB-100, are summarized below based on the respective geographical regions where such costs are incurred.

	Years Ended December 31,
	2022	2021

United States	$418,221	$1,109,058
Spain	559,438	269,532
France	91,532	248,908
China	75,920	54,030
Netherlands	204,158	55,248
Total	$1,349,269	$1,736,776

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of December 31, 2022 and 2021, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 729,167 shares of common stock at December 31, 2022 and 2021. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2022 and 2021, the Company had 16,646,593 shares and 13,746,593 shares, respectively, of common stock issued, issuable and outstanding.

Effective November 30, 2020, the Company raised gross proceeds of $5,700,000 through a public offering of 1,200,000 units at a sale price of $4.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. Additionally, on December 7, 2020, the Company sold an additional 180,000 warrants for $1,800 as part of the overallotment option granted to the underwriters of the public offering. The warrants sold represented the right to purchase one share of common stock and are exercisable for a period of five years at an exercise price of $5.70 per share. The total cash costs of the public offering were $1,110,451, resulting in net cash proceeds of $4,591,349. Pursuant to the underwriting agreement, the Company also issued warrants to the underwriters of the public offering to purchase 120,000 shares of common stock exercisable at $5.70 per share through November 24, 2025.

Effective March 2, 2021, the Company completed the sale of 1,133,102 shares of common stock at a price of $3.70 per share in a registered direct equity offering, generating gross proceeds of $4,192,478. The total cash costs of this offering were $502,717, resulting in net proceeds of $3,689,761. Pursuant to the placement agents’ agreement, the Company granted warrants to the placement agents to purchase 113,310 shares of common stock at an exercise price of $3.70 per share exercisable through March 2, 2026.

During February and March 2021, the Company issued 3,000 shares of common stock upon the exercise of warrants for 3,000 shares exercisable at $5.70 per share for total cash proceeds of $17,100.

On April 22, 2021, the Company issued 125,001 shares of common stock upon the exercise of various stock options for total cash proceeds of $101,000 as follows: options held by an officer and two directors of the Company for 75,000 shares exercisable at $0.72 per share, options for 16,667 shares exercisable at $0.90 per share, and options for 33,334 shares exercisable at $0.96 per share.

Effective July 14, 2021, the Company issued 83,333 shares of common stock upon the exercise of a stock option held by a consultant to the Company for 83,333 shares at $1.20 per share for total cash proceeds of $100,000.

Effective April 12, 2022, the Company completed the sale of 2,900,000 shares of common stock at a price of $2.00 per share in a registered direct equity offering, generating gross proceeds of $5,800,000. The total cash costs of this offering were $658,616, resulting in net proceeds of $5,141,384. Pursuant to the placement agents’ agreement, the Company granted warrants to the placement agents to purchase 290,000 shares of common stock at an exercise price of $2.00 per share exercisable through April 14, 2027.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s November 2020 public offering of its securities, during the years ended December 31, 2022 and 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2020	3,000,000	$5.850
Issued	113,310	3.700
Exercised	(3,000)	5.700
Expired	—	—
Warrants outstanding at December 31, 2021	3,110,310	$5.772
Issued	290,000	2.000
Exercised	—	—
Expired	(1,500,000)	6.000
Warrants outstanding at December 31, 2022	1,900,310	$5.016	3.14

Warrants exercisable at December 31, 2021	3,110,310	$5.772
Warrants exercisable at December 31, 2022	1,900,310	$5.016	3.14

At December 31, 2022, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$2.000	290,000
$3.700	113,310
$5.700	1,497,000
1,900,310

Based on a fair market value of $0.50 per share on December 31, 2022, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2022.

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. During the years ended December 31, 2022 and 2021, the Company paid $250,000 and $250,000, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the years ended December 31, 2022 and 2021, the Company paid $175,000 and $166,667, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg, a former member of the Company’s Board of Directors who died on October 30, 2022 and a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. During the years ended December 31, 2022 and 2021, the Company paid $178,819 and $156,667, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the years ended December 31, 2022 and 2021, the Company paid $175,000 and $156,667, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Appointment of Dr. René Bernards to the Board of Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. As a new director, in lieu of a grant of stock options, Dr. Bernards received a one-time cash board fee of $100,000, payable immediately, and an annual cash board fee of $40,000, payable quarterly.

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

Chairman of any other committees - additional $5,000 per year

Member of audit committee - additional $5,000 per year

Member of any other committees - additional $2,500 per year

Equity compensation for independent directors is as follows:

Appointment of new independent directors - The Company will grant options to purchase 250,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 50% on the grant date and the remaining 50% vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of the grant until fully vested, subject to continued service. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay a one-time cash fee of $100,000 to such director, payable upfront.

Annual grant of options to independent directors - Effective on the last business day of the month of June, the Company will grant options to purchase 100,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of grant until fully vested, subject to continued service. If any director has served for less than 12 full calendar months at the grant date, the amount of such stock option grant shall be prorated based on the length of service of such director. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay an annual cash fee of $40,000 to such director, payable quarterly.

Total cash compensation paid to independent directors was $266,020 and $92,833, respectively, for the years ended December 31, 2022 and 2021.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021

Related party costs:
Cash-based	$1,044,839	$822,833
Stock-based	1,502,776	2,201,280
Total	$2,547,615	$3,024,113

6. Stock-Based Compensation

The Company periodically issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors, and consultants of the Company.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which was subsequently approved by the stockholders of the Company. The 2020 Plan provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates, initially for a total of 2,333,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. On October 7, 2022, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 1,800,000 shares, to a total of 4,133,333 shares.

As of December 31, 2022, unexpired stock options for 2,603,125 shares were issued and outstanding under the 2020 Plan and 1,530,208 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the year ended December 31, 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	3.03% to 3.63%
Expected dividend yield	0%
Expected volatility	128.03% to 153.17%
Expected life	3.5 to 5 years

For stock options requiring an assessment of value during the year ended December 31, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	0.89% to 1.13%
Expected dividend yield	0%
Expected volatility	187.7% to 198.79%
Expected life	3.5 to 5 years

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted stock options to purchase 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $100,213 and $100,213, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 1, 2020 through August 1, 2023. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $143,163 and $143,163, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $100,213 and $100,213, respectively, with respect to these stock options.

Effective January 6, 2021, in recognition of their service as directors of the Company over the past year, the Company granted stock options to purchase 50,000 shares of common stock to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo (an aggregate of 200,000 shares), which were fully vested upon issuance and exercisable for a period of five years at $3.21 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $571,312 ($2.8566 per share) and was charged to general and administrative costs in the consolidated statement of operations on the grant date.

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and pre-clinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.20 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($3.0144 per share), of which $376,800 was attributable to the portion of the stock options fully vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was being charged to operations ratably from April 9, 2021 through June 30, 2023, although vesting terminated on October 30, 2022, the date that Mr. Schwartzberg died. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $126,684 and $500,235, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.80 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 11, 2021 through June 30, 2023. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $154,042 and $427,944, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.03 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($2.84225 per share), which is being charged to operations ratably from July 1, 2021 through June 30, 2023. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $638,915 and $358,200, respectively, with respect to these stock options.

On November 8, 2021, the Company issued a stock option, in the form of a warrant, to BioPharmaWorks to purchase 200,000 shares of the Company’s common stock, which was fully vested upon issuance and is exercisable for a period of five years at $2.06 per share (the closing market price on the issue date). The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $397,642 ($1.9882 per share) and was charged to general and administrative costs in the consolidated statement of operations on that date.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($0.6341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the year ended December 31, 2022, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $100,249 with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($0.6334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. During the year ended December 31, 2022, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $63,777 with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 200,000 shares (a total of 800,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 800,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($0.3282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the year ended December 31, 2022, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $75,520 with respect to these stock options.

On November 6, 2022, the Company issued a stock option, in the form of a warrant, to BioPharmaWorks to purchase 100,000 shares of the Company’s common stock, which was fully vested upon issuance and is exercisable for a period of five years at $0.5025 per share (the closing market price on the issue date). The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $43,264 ($0.4326 per share) and was charged to general and administrative costs in the consolidated statement of operations on that date.

Dr. Philip Palmedo, a director of the Company since 2006, did not stand for re-election to the Company’s Board of Directors at the Company’s Annual Meeting of Stockholders held on October 7, 2022, and Gil Schwartzberg, a director of the Company, died on October 30, 2022. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their service on the Company’s Board of Directors terminated. Furthermore, the expiration date of all vested stock options owned by such persons are contractually scheduled to expire one year from the respective dates that their service on the Company’s Board of Directors terminated.

A summary of stock-based compensation costs for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021

Related parties	$1,502,776	$2,201,280
Non-related parties	43,264	397,642
Total stock-based compensation costs	$1,546,040	$2,598,922

A summary of stock option activity, including options issued in the form of warrants, during the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2020	1,475,000	$4.136
Granted	1,400,000	2.906
Exercised	(208,334)	0.965
Expired	—	—
Rounding adjustment attributable to reverse stock split	1	—
Stock options outstanding at December 31, 2021	2,666,667	3.738
Granted	1,650,000	1.337
Exercised	—	—
Expired	(421,875)	1.916
Stock options outstanding at December 31, 2022	3,894,792	$2.918	3.04

Stock options exercisable at December 31, 2021	2,004,167	$3.777
Stock options exercisable at December 31, 2022	2,819,792	$3.283	2.49

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $882,000 at December 31, 2022, which will be recognized subsequent to December 31, 2022 over a weighted-average period of approximately 15 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at December 31, 2022 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.5025	100,000	100,000
$0.7400	575,000	256,250
$1.6800	33,333	33,333
$2.0000	800,000	200,000
$2.0600	200,000	200,000
$2.8000	250,000	218,750
$3.0000	666,667	666,667
$3.0300	425,000	350,000
$3.2000	203,125	203,125
$3.2100	150,000	150,000
$6.0000	166,667	166,667
$6.6000	41,667	41,667
$7.1400	200,000	150,000
$12.0000	83,333	83,333
	3,894,792	2,819,792

The intrinsic value of exercisable but unexercised in-the-money stock options at December 31, 2022 was approximately $750, based on a fair market value of $0.51 per share on December 31, 2022.

Outstanding stock options to acquire 1,075,000 shares of the Company’s common stock had not vested at December 31, 2022.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Research credits	$574,000	$451,000
Stock-based compensation	2,137,000	1,821,000
Net operating loss carryforwards	8,135,000	6,723,000
Total deferred tax assets	10,846,000	8,995,000
Valuation allowance	(10,846,000)	(8,995,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2022 and 2021 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021

U. S. federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%
Expirations related to stock-based compensation	1.7%	0.6%
Adjustment to deferred tax asset	(1.5)%	(0.4)%
Change in valuation allowance	26.8%	26.8%
Effective tax rate	0.0%	0.0%

At December 31, 2022, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $27,803,000 and $28,040,000, respectively. Federal net operating losses from tax years preceding 2018, if not utilized earlier, expire through 2038. Federal net operating losses generated in a tax year beginning after 2017 have an indefinite carryforward period. The utilization of federal net operating loss carryforwards is subject to various limitations.

The state net operating loss carryovers include approximately $19,141,000 that were incurred in the State of New York. New York tax law requires New York net operating loss carryovers from years prior to 2015 to be converted, by applying a formula, into a Prior Net Operating Loss Conversion (PNOLC) subtraction pool. The Company may utilize up to 1/10 of the PNOLC subtraction pool, or $928,313, each year. Unutilized PNOLC amounts carry forward to succeeding years until they expire in 2035. In addition, the full New York net operating losses incurred in post-2015 tax years may be utilized in future tax years. Post-2015 New York net operating losses expire through 2040. The state net operating loss carryovers also include approximately $8,899,000 that was incurred in the State of California.

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

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2022 and 2021, the Company was not subject to any pending or threatened legal claims or actions.

Principal Commitments

Clinical Trial Agreements

At December 31, 2022, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements, and clinical trial monitoring agreements, as described below, aggregated $7,892,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the years ended December 31, 2022 and 2021, the Company incurred costs of $26,397 and $18,443, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2022, total costs of $131,074 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $590,000 as of December 31, 2022, which is expected to be incurred through December 31, 2025.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 patients in this clinical trial over a period of two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks included the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use must be submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of December 31, 2022, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost $1,144,169. While the production of new inventory has been completed, nominal amounts of trailing costs are expected to be incurred during the year ending December 31, 2023.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial is currently scheduled to commence during the quarter ending June 30, 2023 and to be completed by December 31, 2025. Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through December 31, 2022, the Company has paid GEIS an aggregate of $415,823 for work done under this agreement through the third milestone.

During the years ended December 31, 2022 and 2021, the Company incurred costs of $260,770 and $24,171, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2022, total costs of $415,823 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,743,000 as of December 31, 2022, which is expected to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual has been slower than expected, the Company is currently seeking to add two additional sites to increase the rate of patient accrual, with at least one major site expected to be added by June 30, 2023. With the additional sites, the Company expects that this clinical trial will be completed by December 31, 2024. Without the additional sites, the Company expects that this clinical trial will be completed no sooner than December 31, 2025.

Effective March 6, 2023, Sarah Cannon Research Institute (SCRI), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial to assess the combination of the Company’s first-in-class protein phosphatase 2A (PP2A) inhibitor, LB-100, with a standard regimen for previously untreated, extensive stage small cell lung cancer disease. SCRI, one of the largest community-based cancer trial centers in the United States, is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen.

During the years ended December 31, 2022 and 2021, the Company incurred costs of $0 and $378,511, respectively, pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of December 31, 2022, which is expected to be incurred through December 31, 2024, based upon a target of 42 enrollees. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

The Company currently expects that enrollment in this clinical trial will range from approximately 18 to 30 enrollees, with 24 enrollees as the most likely number. Should fewer than 42 enrollees be required, the Company has agreed to compensate City of Hope on a per enrollee basis. If a significant improvement in outcome is seen with the addition of LB-100, this would be an important advance in the treatment of a very aggressive disease.

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

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue will now proceed. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. The results of this study are expected during 2023.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be allocated approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on periodic documentation provided by the CRO. During the years ended December 31, 2022 and 2021, the Company incurred costs of $35,403 and $9,730, respectively, and as of December 31, 2022, total costs of $127,288 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $842,000 as of December 31, 2022, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the years ended December 31, 2022 and 2021, the Company incurred costs of $33,815 and $24,626, respectively, and as of December 31, 2022, total costs of $58,441 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $284,000 as of December 31, 2022, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the years ended December 31, 2022 and 2021, the Company recorded charges to operations of $25,000 and $25,000, respectively, in connection with its obligations under the License Agreement. As of December 31, 2022, no milestones had yet been attained.

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

On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten under the employment agreements, such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. Accordingly, the total aggregate annual compensation of all officers increased to $800,000, effective November 6, 2022. In addition, effective October 1, 2022, Mr. Forman is being paid an office rent allowance of $600 per month.

The total aggregate annual compensation of all officers increased to $800,000, effective November 6, 2022.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 and $16,000 for the years ended December 31, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

BioPharmaWorks. Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services included, among other things, assisting the Company to commercialize its products and strengthen its patent portfolio; identifying large pharmaceutical companies with a potential interest in the Company’s product pipeline; assisting in preparing technical presentations concerning the Company’s products; consultation in drug discovery and development; and identifying providers and overseeing tasks relating to clinical development of new compounds.

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation (see Note 6). The Company recorded charges to operations pursuant to this agreement of $120,000 and $120,000 for the years ended December 31, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

Foundation for Angelman Syndrome Therapy. Effective August 12, 2020, the Company entered into a Master Service Agreement with the Foundation for Angelman Syndrome Therapy (FAST) to collaborate in supporting pre-clinical studies of the potential benefit of LB-100 in a mouse model of Angelman Syndrome (AS) as reported in The Proceedings of The National Academy of Science (Wang et al, June 3, 2019). The pre-clinical studies were to be conducted at The University of California - Davis under the direction of Dr. David Segal, an internationally recognized leader in AS research. If the pre-clinical studies confirm that LB-100 reduces AS signs in rodent models, the Company has agreed to enter into discussions with FAST with respect to possible collaborations to most efficiently assess the benefit of LB-100 in patients with AS, which is a rare disease affecting an estimated one out of 12,000 to one out of 20,000 persons in the United States. The genetic cause of AS, reduced function of a specific maternal gene called Ube3, has been understood for some time, but the molecular abnormality resulting from the genetic lesion has now been shown to be increased concentrations of protein phosphatase 2A (PP2A), a molecular target of the Company’s investigational compound, LB-100. The Company has agreed to provide FAST with a supply of LB-100 to be utilized in the conduct of this study, which was initially expected to be completed within three years. Conditioned on FAST’s completion of this study, the Company has agreed to pay FAST five percent (5%) of all proceeds, as defined in the Master Service Agreement, received by the Company, up to a maximum of $250,000, from the exploitation of the study results.

The research team at the University of California - Davis recently completed their pre-clinical study of the potential benefit of LB-100 in a mouse model of AS. The preliminary analysis indicates that the positive results previously reported by Chinese investigators were not confirmed in the US model. The Company is currently awaiting input from FAST as to whether it intends to continue to pursue pre-clinical studies of LB 100. To date, FAST has not indicated whether it desires to pursue further studies of LB-100, but in light of the failure to confirm the Chinese study results, the Company does not plan to pursue further studies of AS.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (see Note 5), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the years ended December 31, 2022 and 2021, the Company incurred charges in the amount of $204,158 and $55,248, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2022, total costs of $259,406 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $262,000 as of December 31, 2022, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 and an estimated completion date of April 30, 2023. During the years ended December 31, 2022 and 2021, the Company incurred costs of $27,702 and $17,782, respectively, pursuant to this agreement. As of December 31, 2022, total costs of $219,611 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $55,000 as of December 31, 2022.

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. The extent to which the coronavirus pandemic may impact the Company’s business activities and capital raising efforts will depend on future developments, which are uncertain and cannot be predicted. The Company is continuing to monitor this situation and will adjust its current business plans to the extent additional information and guidance become available. The coronavirus pandemic has also presented a challenge to medical facilities worldwide. Although the Company’s clinical trials are conducted on an outpatient basis, the coronavirus pandemic appears to have caused some delays in the Company’s clinical trials, but the impact of the coronavirus pandemic appears to be subsiding.

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

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the matter noted below, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

Effective March 10, 2023, the Company issued 12,500 shares of common stock upon the exercise of a stock option in the form of a warrant held by a consultant to the Company for 12,500 shares exercisable at $0.5025 per share for total cash proceeds of $6,281.

