Form 10-Q
period 2023-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2023-05-10
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 1, 2023, the Company had 16,659,093 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash	$4,088,304	$5,353,392
Advances on research and development contract services	131,194	147,017
Prepaid insurance	55,219	49,224
Other prepaid expenses and current assets	56,099	10,380
Total current assets	4,330,816	5,560,013
Total assets	$4,330,816	$5,560,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $44,972 and $46,982 to related parties at March 31, 2023 and December 31, 2022, respectively	$223,631	$229,764
Research and development contract liabilities	26,356	165,022
Total current liabilities	249,987	394,786

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 729,167 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 16,659,093 shares and 16,646,593 shares at March 31, 2023 and December 31, 2022, respectively	1,665	1,664
Additional paid-in capital	45,341,522	45,058,262
Accumulated deficit	(44,762,358)	(43,394,699)
Total stockholders’ equity	4,080,829	5,165,227
Total liabilities and stockholders’ equity	$4,330,816	$5,560,013

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation of $276,980 and $339,672 for the three months ended March 31, 2023 and 2022, respectively	519,480	565,922
Patent and licensing legal and filing fees and costs	317,340	315,237
Other costs and expenses	344,242	314,743
Research and development costs	189,085	458,450
Total costs and expenses	1,370,147	1,654,352
Loss from operations	(1,370,147)	(1,654,352)
Interest income	5,015	109
Interest expense	(3,861)	(2,494)
Foreign currency gain (loss)	1,334	(181)
Net loss	$(1,367,659)	$(1,656,918)

Net loss per common share – basic and diluted	$(0.08)	$(0.12)

Weighted average common shares outstanding – basic and diluted	16,649,510	13,746,593

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2023 and 2022

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2022	350,000	$3,500,000	16,646,593	$1,664	$45,058,262	$(43,394,699)	$5,165,227
Exercise of options	—	—	12,500	1	6,280	—	6,281
Stock-based compensation expense	—	—	—	—	276,980	—	276,980
Net loss	—	—	—	—	—	(1,367,659)	(1,367,659)
Balance, March 31, 2023	350,000	$3,500,000	16,659,093	$1,665	$45,341,522	$(44,762,358)	$4,080,829

Balance, December 31, 2021	350,000	$3,500,000	13,746,593	$1,374	$38,371,128	$(37,082,164)	$4,790,338
Stock-based compensation expense	—	—	—	—	339,672	—	339,672
Net loss	—	—	—	—	—	(1,656,918)	(1,656,918)
Balance, March 31, 2022	350,000	$3,500,000	13,746,593	$1,374	$38,710,800	$(38,739,082)	$3,473,092

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,367,659)	$(1,656,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	276,980	339,672
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	15,823	3,224
Prepaid insurance	(5,995)	(21,072)
Other prepaid expenses and current assets	(45,719)	(41,670)
Increase (decrease) in -
Accounts payable and accrued expenses	(6,133)	143,525
Research and development contract liabilities	(138,666)	198,142
Net cash used in operating activities	(1,271,369)	(1,035,097)

Cash flows from financing activities:
Exercise of common stock options	6,281	—
Payment of deferred offering costs	—	(10,906)
Net cash provided by (used in) financing activities	6,281	(10,906)

Cash:
Net decrease	(1,265,088)	(1,046,003)
Balance at beginning of period	5,353,392	4,823,745
Balance at end of period	$4,088,304	$3,777,742

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$3,861	$2,494
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2023 and 2022

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at March 31, 2023, and for the three months ended March 31, 2023 and 2022, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2023, and the results of its operations for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

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

The Company can generally achieve compliance with the minimum closing bid price requirement if the minimum closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. However, under certain circumstances, Nasdaq can extend this 10-day trading period up to a maximum of 20 days. The Company anticipates that its shares of common stock and warrants will continue to be listed and traded on The Nasdaq Capital Market during the compliance period ending June 19, 2023.

In order to achieve compliance with the minimum closing bid price requirement, the Company filed a proxy statement with the SEC to hold a special meeting of stockholders on May 26, 2023 to seek stockholder approval to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock at a split ratio of up to a maximum of a 1-for-10 split, as determined by the Board of Directors in its sole discretion. However, there can be no assurance that the Company will be successful in obtaining stockholder approval and will thus be able to regain compliance with the minimum closing bid price requirement by June 19, 2023, in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock and warrants are subject to delisting, and the Company’s common shares and warrants would then be delisted.

Even if the Company is able to achieve compliance with Nasdaq’s minimum closing bid price requirement, there can be no assurances that the Company will be able to maintain compliance with Nasdaq’s other continued listing requirements.

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

Going Concern

At March 31, 2023, the Company had cash of $4,088,304 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At March 31, 2023, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated $7,900,000, which are currently scheduled to be incurred through December 31, 2025.

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

Based on the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying interim condensed consolidated financial statements are being issued. The Company’s interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture the compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $317,340 and $315,237 for the three months ended March 31, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended March 31, 2023 and 2022 are described as follows.

General and administrative costs for the three months ended March 31, 2023 and 2022 included charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 26.9% and 29.6% of total general and administrative costs, respectively. General and administrative costs for the three months ended March 31, 2023 and 2022 also included charges for the fair value of stock options granted to directors and corporate officers representing 23.5% and 28.4%, respectively, of total general and administrative costs.

Research and development costs for the three months ended March 31, 2023 included charges from four vendors and consultants representing 36.5%, 27.6%, 15.9% and 14.4%, respectively, of total research and development costs. Research and development costs for the three months ended March 31, 2022 included charges from two vendors and consultants representing 63.8% and 11.8%, respectively, of total research and development costs.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2023 or December 31, 2022 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2023.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of March 31, 2023 or December 31, 2022. Subsequent to March 31, 2023, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At March 31, 2023 and 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2023	2022

Series A Convertible Preferred Stock	729,167	729,167
Common stock warrants	1,900,310	3,110,310
Common stock options, including options issued in the form of warrants	3,882,292	2,666,667
Total	6,511,769	6,506,144

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

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

	Three Months Ended March 31,
	2023	2022

United States	$135,907	$74,531
Spain	975	328,829
China	—	860
Netherlands	52,203	54,230
Total	$189,085	$458,450

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of March 31, 2023 and December 31, 2022, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

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

If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 729,167 shares of common stock at March 31, 2023 and December 31, 2022. The Series A Convertible Preferred Stock has no right to cash, except with respect to the payment of the aforementioned dividend based on the generation of revenues by the Company. The shares of Series A Convertible Preferred Stock do not have any registration rights.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company had 16,659,093 shares and 16,646,593 shares, respectively, of common stock issued, issuable and outstanding.

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

Common Stock Warrants

A summary of common stock warrant activity during the three months ended March 31, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2022	1,900,310	$5.016
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2023	1,900,310	$5.016	2.90

Warrants exercisable at December 31, 2022	1,900,310	$5.016
Warrants exercisable at March 31, 2023	1,900,310	$5.016	2.90

At March 31, 2023, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$2.000	290,000
$3.700	113,310
$5.700	1,497,000
1,900,310

Based on a fair market value of $0.83 per share on March 31, 2023, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2023.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 7.

6. Related Party Transactions

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. During the three months ended March 31, 2023 and 2022, the Company paid $62,500 and $62,500, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the three months ended March 31, 2023 and 2022, the Company paid $43,750 and $43,750, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman has been provided a monthly office rent allowance, pursuant to which Mr. Forman was paid $2,583 for the three months ended March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company paid $50,000 and $43,750, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended March 31, 2023 and 2022, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Appointment of Dr. René Bernards to the Board of Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. As a new director, in lieu of a grant of stock options, Dr. Bernards received a one-time cash board fee of $100,000, which was paid upon his appointment to the Board of Directors, and an annual cash board fee of $40,000, payable quarterly.

On October 8, 2021, the Company has previously entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations, as described at Note 9.

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

Total cash compensation paid to independent directors was $42,500 and $32,500, respectively, for the three months ended March 31, 2023 and 2022.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 7.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022

Related party costs:
Cash-based	$242,500	$226,250
Stock-based	276,980	339,672
Total	$519,480	$565,922

7. Stock-Based Compensation

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

As of March 31, 2023, unexpired stock options for 2,603,125 shares were issued and outstanding under the 2020 Plan and 1,530,208 shares were available for issuance under the 2020 Plan.

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

There were no stock options requiring an assessment of value issued during the three months ended March 31, 2023 and 2022.

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted stock options to purchase 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended March 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,710 and $24,710, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 83,334 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($6.8718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 1, 2020 through August 1, 2023. During the three months ended March 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $35,300 and $35,300, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 58,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $7.14 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($6.8718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended March 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,710 and $24,710, respectively, with respect to these stock options.

On April 9, 2021, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by a former director’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.20 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($3.0144 per share), of which $376,800 was attributable to the portion of the stock options fully vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was being charged to operations ratably from April 9, 2021 through June 30, 2023. However, vesting of these stock options terminated on October 30, 2022, the date that Mr. Schwartzberg died. During the three months ended March 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $41,764, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.80 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 11, 2021 through June 30, 2023. During the three months ended March 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $37,983 and $37,983, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.03 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($2.84225 per share), which is being charged to operations ratably from July 1, 2021 through June 30, 2023. During the three months ended March 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $105,123 and $175,205, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 250,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($0.6341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months ended March 31, 2023, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $9,588 with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 100,000 shares (a total of 500,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.74 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($0.6334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. During the three months ended March 31, 2023, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $23,394 with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 200,000 shares (a total of 800,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 800,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($0.3282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the three months ended March 31, 2023, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $16,172 with respect to these stock options.

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

A summary of stock-based compensation costs for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022

Related parties	$276,980	$339,672
Non-related parties	—	—
Total stock-based compensation costs	$276,980	$339,672

A summary of stock option activity, including options issued in the form of warrants, during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2022	3,894,792	$2.9183
Granted	—	—
Exercised	(12,500)	0.5025
Expired	—	—
Stock options outstanding at March 31, 2023	3,882,292	$2.9260	2.79

Stock options exercisable at December 31, 2022	2,819,792	$3.2834
Stock options exercisable at March 31, 2023	2,913,542	$3.2431	2.28

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $605,000 at March 31, 2023, which will be recognized subsequent to March 31, 2023 over a weighted-average period of approximately 15 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at March 31, 2023 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.5025	87,500	87,500
$0.7400	575,000	309,375
$1.6800	33,333	33,333
$2.0000	800,000	200,000
$2.0600	200,000	200,000
$2.8000	250,000	234,375
$3.0000	666,667	666,667
$3.0300	425,000	387,500
$3.2000	203,125	203,125
$3.2100	150,000	150,000
$6.0000	166,667	166,667
$6.6000	41,667	41,667
$7.1400	200,000	150,000
$12.0000	83,333	83,333
	3,882,292	2,913,542

The intrinsic value of exercisable but unexercised in-the-money stock options at March 31, 2023 was approximately $56,500, based on a fair market value of $0.83 per share on March 31, 2023.

Outstanding stock options to acquire 968,750 shares of the Company’s common stock had not vested at March 31, 2023.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company did not record any provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company believes it is more likely than not the deferred tax assets will not be realized.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2023 and December 31, 2022, the Company was not subject to any pending or threatened legal claims or actions.

Principal Commitments

Clinical Trial Agreements

At March 31, 2023, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements, as described below, aggregated $7,900,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the three months ended March 31, 2023 and 2022, the Company incurred costs of $6,000 and $3,332, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $137,074 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $575,000 as of March 31, 2023, which is expected to be incurred through December 31, 2025.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks included the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use was submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of March 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. While the production of new inventory has been completed, nominal amounts of trailing costs are expected to be incurred during the year ending December 31, 2023.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial is currently scheduled to commence during the quarter ending June 30, 2023 and to be completed by December 31, 2025. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through March 31, 2023, the Company has paid GEIS an aggregate of $415,823 for work done under this agreement through the third milestone.

During the three months ended March 31, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $415,823 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,792,000 as of March 31, 2023, which is expected to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add two additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (SCRI), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add a third site. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company expects that this clinical trial will be completed by December 31, 2024.

During the three months ended March 31, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $447,512 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of March 31, 2023, which is expected to be incurred through December 31, 2024. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue will now proceed. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. Results of this study are currently being reviewed by NCI and a report is expected by June 30, 2023.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be allocated approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on periodic documentation provided by the CRO. During the three months ended March 31, 2023 and 2022, the Company incurred costs of $9,287 and $3,281, respectively, and as of March 31, 2023, total costs of $136,575 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $826,000 as of March 31, 2023, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended March 31, 2023 and 2022, the Company incurred costs of $5,553 and $4,500, respectively, and as of March 31, 2023, total costs of $63,994 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $273,000 as of March 31, 2023, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended March 31, 2023 and 2022, the Company recorded charges to operations of $6,165 and $6,165, respectively, in connection with its obligations under the License Agreement. As of March 31, 2023, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly (see Note 6). The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021 and 2022.

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

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended March 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation (see Note 7). The Company recorded charges to operations pursuant to this agreement of $30,000 and $30,000 for the three months ended March 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (see Note 6), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended March 31, 2023 and 2022, the Company incurred charges in the amount of $52,203 and $54,230, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $416,518 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $53,000 as of March 31, 2023, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. During the three months ended March 31, 2023 and 2022, the Company incurred costs of $3,173 and $756, respectively, pursuant to this contract. As of March 31, 2023, total costs of $222,784 have been incurred pursuant to this contract. The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $53,000 as of March 31, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future clinical trials and their timing and costs, product demand, supply, manufacturing costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend”, “anticipate”, “believe”, “estimate”, “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

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

Recent Developments

GEIS Clinical Trial. In April 2023, the Spanish Sarcoma Research Group (Grupo Español de Investigación en Sarcomas, or GEIS) completed its first site initiation visit in preparation for the advanced soft tissue sarcoma (ASTS) clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Fundación Jiménez Díaz University Hospital is the home base of Dr. Javier Martín-Broto, Coordinating Investigator of the clinical trial, GEIS Co-Founder, and an internationally recognized expert in sarcoma research and therapy. Three additional GEIS-associated cancer research centers, located in Valencia, Barcelona, and Madrid, Spain, are expected to be activated in the near-term, with Phase 1b patient accrual planned to begin during May 2023.

The Phase 1b portion of the clinical trial to determine the recommended Phase 2 dose (RP2D) is expected to be completed within approximately nine months from commencement. Subsequently, up to ten more clinical sites are expected to join the international Phase 2 portion of the study to enter up to 150 patients, randomized to standard cytotoxic chemotherapy with doxorubicin alone, versus doxorubicin plus LB-100. Given the lack of effective first-line treatments for ASTS, this trial has been designed to provide data expected to be sufficient to justify proceeding to a Phase 3 comparative study.

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

The Company can generally achieve compliance with the minimum closing bid price requirement if the minimum closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. However, under certain circumstances, Nasdaq can extend this 10-day trading period up to a maximum of 20 days. The Company anticipates that its shares of common stock and warrants will continue to be listed and traded on The Nasdaq Capital Market during the compliance period ending June 19, 2023.

In order to achieve compliance with the minimum closing bid price requirement, the Company filed a proxy statement with the SEC to hold a special meeting of stockholders on May 26, 2023 to seek stockholder approval to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock at a split ratio of up to a maximum of a 1-for-10 split, as determined by the Board of Directors in its sole discretion. However, there can be no assurance that the Company will be successful in obtaining stockholder approval and will thus be able to regain compliance with the minimum closing bid price requirement by June 19, 2023, in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock and warrants are subject to delisting, and the Company’s common shares and warrants would then be delisted.

Even if the Company is able to achieve compliance with Nasdaq’s minimum closing bid price requirement, there can be no assurances that the Company will be able to maintain compliance with Nasdaq’s other continued listing requirements.

Going Concern

At March 31, 2023, the Company had cash of $4,088,304 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At March 31, 2023, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated $7,900,000, which are currently scheduled to be incurred through December 31, 2025.

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

Based on the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying interim condensed consolidated financial statements are being issued. The Company’s interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this document.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture the compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

During the three months ended March 31, 2023 and 2022, patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property were $317,340 and $315,237, respectively, an increase of $2,103, or 0.7%, in 2023 as compared to 2022.

In late 2021, the Company engaged a new patent law firm that is highly regarded for its expertise in biotechnology. This firm conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to maximize intellectual property protection, both domestically and internationally. As a result, several patents were filed in 2022, reflecting potential new uses of the Company’s lead clinical compound LB-100 in cancer therapy. The Company expects that patent and licensing legal and filing fees and costs will continue to increase in 2023 as compared to 2022, as the Company continues to focus on efforts to expand clinical programs to analyze various potential uses for LB-100 and to develop and expand its patent portfolio related to the clinical development of LB-100.

A descriptive summary of the patent portfolio for the Company’s most important clinical programs involving the development of LB-100, as well as a detailed listing of each domestic and international patent that has been issued, is presented at “ITEM 1. BUSINESS – Intellectual Property” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Results of Operations

At March 31, 2023, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2023	2022

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	519,480	565,922
Patent and licensing legal and filing fees and costs	317,340	315,237
Other costs and expenses	344,242	314,743
Research and development costs	189,085	458,450
Total costs and expenses	1,370,147	1,654,352
Loss from operations	(1,370,147)	(1,654,352)
Interest income	5,015	109
Interest expense	(3,861)	(2,494)
Foreign currency gain (loss)	1,334	(181)
Net loss	$(1,367,659)	$(1,656,918)

Net loss per common share – basic and diluted	$(0.08)	$(0.12)

Weighted average common shares outstanding – basic and diluted	16,649,510	13,746,593

Three Months Ended March 31, 2023 and 2022

Revenues. The Company did not have any revenues for the three months ended March 31, 2023 and 2022.

General and Administrative Costs. For the three months ended March 31, 2023, general and administrative costs were $1,181,062, which consisted of the fair value of vested stock options issued to directors and officers of $276,980, patent and licensing legal and filing fees and costs of $317,340, other consulting and professional fees of $170,585, insurance expense of $104,153, officer salaries and related costs of $216,355, cash-based director and board committee fees of $42,500, licensing fees of $6,165, shareholder reporting costs of $3,546, listing fees of $15,500, filing fees of $6,725, taxes and licenses of $3,769, investor relations of $12,972, and other operating costs of $4,472.

For the three months ended March 31, 2022, general and administrative costs were $1,195,902, which consisted of the fair value of vested stock options issued to directors and officers of $339,672, patent and licensing legal and filing fees and costs of $315,237, other consulting and professional fees of $137,715, insurance expense of $117,135, officer salaries and related costs of $210,867, cash-based director and board committee fees of $32,500, licensing fees of $6,165, shareholder reporting costs of $2,954, listing fees of $14,875, filing fees of $5,324, taxes and licenses of $4,069, investor relations of $2,397, and other operating costs of $6,992.

General and administrative costs decreased by $14,840, or 1.2%, in 2023 as compared to 2022, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $62,692, a decrease in insurance expense of $12,982, offset by an increase in other consulting and professional fees of $32,870, an increase in officer salaries and related costs of $5,488, an increase in cash-based director and board committee fees of $10,000, and an increase in investor relations of $10,575.

Research and Development Costs. For the three months ended March 31, 2023, research and development costs were $189,085, which consisted of clinical and related oversight costs of $96,130, regulatory service costs of $6,079 and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $86,876.

For the three months ended March 31, 2022, research and development costs were $458,450, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $332,713, clinical and related oversight costs of $11,113, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $114,624.

Included in pre-clinical research costs for the three months ended March 31, 2023 and 2022 were $52,203 and $54,230, respectively, of costs paid to the Netherlands Cancer Institute, which employs Dr. René Bernards, a director of the Company since June 15, 2022. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs decreased by $269,365, or 58.8%, in 2023 as compared to 2022, primarily as a result of a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 of $332,713, and a decrease in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $27,748, offset by an increase in clinical and related oversight costs of $85,017.

Interest Income. For the three months ended March 31, 2023, the Company had interest income of $5,015, as compared to interest income of $109 for the three months ended March 31, 2022, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the three months ended March 31, 2023, the Company had interest expense of $3,861, as compared to interest expense of $2,494 for the three months ended March 31, 2022, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Loss. For the three months ended March 31, 2023, the Company had a foreign currency gain of $1,334, as compared to a foreign currency loss of $181 for the three months ended March 31, 2022, from foreign currency transactions.

Net Loss. For the three months ended March 31, 2023, the Company incurred a net loss of $1,367,659, as compared to a net loss of $1,656,918 for the three months ended March 31, 2022.

Liquidity and Capital Resources – March 31, 2023

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(1,271,369)	$(1,035,097)
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	6,281	(10,906)
Net decrease in cash	$(1,265,088)	$(1,046,003)

At March 31, 2023, the Company had working capital of $4,080,829, as compared to working capital of $5,165,227 at December 31, 2022, reflecting an decrease in working capital of $1,084,398 for the three months ended March 31, 2023. The decrease in working capital during the three months ended March 31, 2023 was primarily the result of funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing its patent portfolio. At March 31, 2023, the Company had cash of $4,088,304 available to fund its operations.

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

Based on current operating plans, the Company estimates that existing cash resources will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2023. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, as a result of which the Company will need to raise significant additional capital to do so. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, during the latter part of the fiscal year ending December 31, 2023. At March 31, 2023, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated $7,900,000, which are currently scheduled to be incurred through December 31, 2025. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

At March 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the three months ended March 31, 2023, operating activities utilized cash of $1,271,369, as compared to utilizing cash of $1,035,097 for the three months ended March 31, 2022, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the three months ended March 31, 2023 and 2022, the Company had no investing activities.

Financing Activities. For the three months ended March 31, 2023, financing activities consisted of $6,281 from the exercise of common stock options. For the three months March 31, 2022, financing activities consisted of the payment of deferred offering costs of $10,906.

Principal Commitments

Clinical Trial Agreements

At March 31, 2023, the Company’s unpaid remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements, as described below, aggregated $7,900,000, which are currently scheduled to be incurred through December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

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

During the three months ended March 31, 2023 and 2022, the Company incurred costs of $6,000 and $3,332, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $137,074 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $575,000 as of March 31, 2023, which is expected to be incurred through December 31, 2025.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (PFS, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks included the synthesis under good manufacturing practices (GMP) of the active pharmacologic ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use was submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of March 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. While the production of new inventory has been completed, nominal amounts of trailing costs are expected to be incurred during the year ending December 31, 2023.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial is currently scheduled to commence during the quarter ending June 30, 2023 and to be completed by December 31, 2025. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. Through March 31, 2023, the Company has paid GEIS an aggregate of $415,823 for work done under this agreement through the third milestone.

During the three months ended March 31, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $415,823 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,792,000 as of March 31, 2023, which is expected to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add two additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (SCRI), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add a third site. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company expects that this clinical trial will be completed by December 31, 2024.

During the three months ended March 31, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $447,512 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of March 31, 2023, which is expected to be incurred through December 31, 2024. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

The NCI study is designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue will now proceed. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. Results of this study are currently being reviewed by NCI and a report is expected by June 30, 2023.

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

Costs under this work order agreement are estimated to be approximately $954,000, with such payments expected to be allocated approximately 94% to Theradex for services and approximately 6% for payments for pass-through costs. The costs of the Phase 1b/2 clinical trial being paid to or through Theradex are being recorded and charged to operations based on periodic documentation provided by the CRO. During the three months ended March 31, 2023 and 2022, the Company incurred costs of $9,287 and $3,281, respectively, and as of March 31, 2023, total costs of $136,575 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $826,000 as of March 31, 2023, which is expected to be incurred through June 30, 2025.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended March 31, 2023 and 2022, the Company incurred costs of $5,553 and $4,500, respectively, and as of March 31, 2023, total costs of $63,994 have been incurred. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $273,000 as of March 31, 2023, which is expected to be incurred through June 30, 2025.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended March 31, 2023 and 2022, the Company recorded charges to operations of $6,165 and $6,165, respectively, in connection with its obligations under the License Agreement. As of March 31, 2023, no milestones had yet been attained.

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

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended March 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded charges to operations pursuant to this agreement of $30,000 and $30,000 for the three months ended March 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended March 31, 2023 and 2022, the Company incurred charges in the amount of $52,203 and $54,230, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2023, total costs of $416,518 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $53,000 as of March 31, 2023, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. During the three months ended March 31, 2023 and 2022, the Company incurred costs of $3,173 and $756, respectively, pursuant to this contract. As of March 31, 2023, total costs of $222,784 have been incurred pursuant to this contract. The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $53,000 as of March 31, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which are beyond the Company’s control, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 (the “2022 Form 10-K”).

The Risk Factors set forth in the 2022 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2022 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

As of the date of this filing, except as disclosed in this document, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2022 Form 10-K.

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

The Company can generally achieve compliance with the minimum closing bid price requirement if the minimum closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. However, under certain circumstances, Nasdaq can extend this 10-day trading period up to a maximum of 20 days. The Company anticipates that its shares of common stock and warrants will continue to be listed and traded on The Nasdaq Capital Market during the compliance period ending June 19, 2023.

In order to achieve compliance with the minimum closing bid price requirement, the Company filed a proxy statement with the SEC to hold a special meeting of stockholders on May 26, 2023 to seek stockholder approval to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock at a split ratio of up to a maximum of a 1-for-10 split, as determined by the Board of Directors in its sole discretion. However, there can be no assurance that the Company will be successful in obtaining stockholder approval and thus will be able to regain compliance with the minimum closing bid price requirement by June 19, 2023, in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock and warrants are subject to delisting, and the Company’s common shares and warrants would then be delisted.

Even if the Company is able to achieve compliance with Nasdaq’s minimum closing bid price requirement, there can be no assurances that the Company will be able to maintain compliance with Nasdaq’s other continued listing requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1*	Amendment to Contract between Lixte Biotechnology Holdings, Inc. and MRI Global effective April 17, 2022

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial and Accounting Officer)

