Form 10-Q
period 2023-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2023-08-09
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 7, 2023, the Company had 2,249,290 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash	$2,912,920	$5,353,392
Advances on research and development contract services	78,015	147,017
Prepaid insurance	54,650	49,224
Other prepaid expenses and current assets	49,563	10,380
Total current assets	3,095,148	5,560,013
Total assets	$3,095,148	$5,560,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $42,500 and $46,982 to related parties at June 30, 2023 and December 31, 2022, respectively	$366,528	$229,764
Research and development contract liabilities	36,086	165,022
Total current liabilities	402,614	394,786

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 72,917 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 1,665,956 shares and 1,664,706 shares at June 30, 2023 and December 31, 2022, respectively	166	166
Additional paid-in capital	45,623,081	45,059,760
Accumulated deficit	(46,430,713)	(43,394,699)
Total stockholders’ equity	2,692,534	5,165,227
Total liabilities and stockholders’ equity	$3,095,148	$5,560,013

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation expense of $280,060 and $424,094 for the three months ended June 30, 2023 and 2022, respectively, and $557,040 and $763,766 for the six months ended June 30, 2023 and 2022, respectively	522,561	753,530	1,042,041	1,319,452
Patent and licensing legal and filing fees and costs	340,010	358,389	657,350	673,626
Other costs and expenses	379,970	269,281	724,212	584,023
Research and development costs	427,457	164,810	616,542	623,261
Total costs and expenses	1,669,998	1,546,010	3,040,145	3,200,362
Loss from operations	(1,669,998)	(1,546,010)	(3,040,145)	(3,200,362)
Interest income	2,714	191	7,729	300
Interest expense	(1,948)	(627)	(5,809)	(3,121)
Foreign currency gain (loss)	877	142	2,211	(39)
Net loss	$(1,668,355)	$(1,546,304)	$(3,036,014)	$(3,203,222)

Net loss per common share – basic and diluted	$(1.00)	$(0.95)	$(1.82)	$(2.14)

Weighted average common shares outstanding – basic and diluted	1,665,956	1,620,091	1,665,479	1,498,076

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Six Months Ended June 30, 2023 and 2022

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended June 30, 2023:
Balance, March 31, 2023	350,000	$3,500,000	1,665,956	$166	$45,343,021	$(44,762,358)	$4,080,829
Stock-based compensation expense	—	—	—	—	280,060	—	280,060
Net loss	—	—	—	—	—	(1,668,355)	(1,668,355)
Balance, June 30, 2023	350,000	$3,500,000	1,665,956	$166	$45,623,081	$(46,430,713)	$2,692,534

Six months ended June 30, 2023:
Balance, December 31, 2022	350,000	$3,500,000	1,664,706	$166	$45,059,760	$(43,394,699)	$5,165,227
Exercise of options	—	—	1,250	—	6,281	—	6,281
Stock-based compensation expense	—	—	—	—	557,040	—	557,040
Net loss	—	—	—	—	—	(3,036,014)	(3,036,014)
Balance, June 30, 2023	350,000	$3,500,000	1,665,956	$166	$45,623,081	$(46,430,713)	$2,692,534

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Six Months Ended June 30, 2023 and 2022

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended June 30, 2022:
Balance, March 31, 2022	350,000	$3,500,000	1,374,706	$137	$38,712,037	$(38,739,082)	$3,473,092
Proceeds from sale of common stock in registered direct offering, net of offering costs	—	—	290,000	29	5,141,355	—	5,141,384
Stock-based compensation expense	—	—	—	—	424,094	—	424,094
Net loss	—	—	—	—	—	(1,546,304)	(1,546,304)
Balance, June 30, 2022	350,000	$3,500,000	1,664,706	$166	$44,277,486	$(40,285,386)	$7,492,266

Six months ended June 30, 2022:
Balance, December 31, 2021	350,000	$3,500,000	1,374,706	$137	$38,372,365	$(37,082,164)	$4,790,338
Proceeds from sale of common stock in registered direct offering, net of offering costs	—	—	290,000	29	5,141,355	—	5,141,384
Stock-based compensation expense	—	—	—	—	763,766	—	763,766
Net loss	—	—	—	—	—	(3,203,222)	(3,203,222)
Balance, June 30, 2022	350,000	$3,500,000	1,664,706	$166	$44,277,486	$(40,285,386)	$7,492,266

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,036,014)	$(3,203,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	557,040	763,766
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	69,002	3,224
Prepaid insurance	(5,426)	8,574
Other prepaid expenses and current assets	(39,183)	(30,313)
Increase (decrease) in -
Accounts payable and accrued expenses	136,764	146,743
Research and development contract liabilities	(128,936)	81,871
Net cash used in operating activities	(2,446,753)	(2,229,357)

Cash flows from financing activities:
Exercise of common stock options	6,281	—
Proceeds from sale of common stock in registered direct offering, net of offering costs	—	5,141,384
Net cash provided by financing activities	6,281	5,141,384

Cash:
Net increase (decrease)	(2,440,472)	2,912,027
Balance at beginning of period	5,353,392	4,823,745
Balance at end of period	$2,912,920	$7,735,772

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$5,809	$3,121
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2023 and 2022

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at June 30, 2023, and for the three months and six months ended June 30, 2023 and 2022, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2023, and the results of its operations for the three months and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements at such date.

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

Reverse Stock Split

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split being rounded up to the nearest whole share.

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

A company can generally achieve compliance with the minimum closing bid price requirement if the minimum closing bid price of a company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. However, under certain circumstances, Nasdaq can extend this 10-day trading period up to a maximum of 20 days.

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

The stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, as a result of which the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock effective on Friday, June 2, 2023. Commencing with the opening of trading on the Nasdaq Capital Market on Monday, June 5, 2023, the Company’s common stock began trading on a post-split basis under the same symbol LIXT. The Company subsequently received confirmation from Nasdaq that it had regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) and currently meets all other applicable criteria for continued listing.

However, there can be no assurances that the Company will be able to remain in compliance with the minimum bid price requirement over time, or that it will be successful in maintaining compliance with any of the other Nasdaq continued listing requirements.

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

Sale of Common Stock, Pre-Funded Common Stock Purchase Warrants, and Common Stock Purchase Warrants; Exercise of Pre-Funded Common Stock Purchase Warrants

Subsequent to June 30, 2023, on July 20, 2023, in a registered direct offering to an institutional investor, the Company sold 180,000 shares of common stock at a purchase price of $6.00 per share and pre-funded warrants to purchase 403,334 shares of common stock at a purchase price of $5.9999 per pre-funded warrant. Each pre-funded warrant had an exercise price of $0.0001 per share, was immediately exercisable upon issuance, and was valid and exercisable until all pre-funded warrants are exercised in full.

In a concurrent private placement to the institutional investor, the Company also sold warrants to purchase 583,334 shares of common stock. Each common warrant had an initial exercise price of $6.00 per share, was immediately exercisable upon issuance, and expires five years thereafter on July 20, 2028. The common warrants and the shares of common stock issuable upon exercise of the common warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

The registered direct offering and the concurrent private placement generated gross proceeds of approximately $3,500,000. The total cash costs of the registered direct offering and the private placement were approximately $375,000, resulting in net proceeds of approximately $3,125,000. Pursuant to the placement agent agreement, the Company granted to the placement agent warrants to purchase 35,000 shares of common stock at an exercise price of $6.60 per share and expiring on July 20, 2028.

During the period from July 24, 2023 through August 7, 2023, the 403,334 pre-funded warrants exercisable at $0.0001 per share were exercised for total cash proceeds of $40, resulting in the issuance of 403,334 shares of common stock.

Going Concern

At June 30, 2023, the Company had cash of $2,912,920 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At June 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $6,389,000 (see Note 9), which are currently scheduled to be incurred through approximately December 31, 2025.

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

Based on current operating plans, the Company estimates that existing cash resources, together with the proceeds from the July 20, 2023 registered direct offering and concurrent private placement, will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, no later than the latter half of the fiscal year ending December 31, 2024. However, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $340,010 and $358,389 for the three months ended June 30, 2023 and 2022, respectively, and $657,350 and $673,626 for the six months ended June 30, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months and six months ended June 30, 2023 and 2022 are described as follows.

General and administrative costs for the three months ended June 30, 2023 and 2022 included charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 27.3% and 25.9% of total general and administrative costs, respectively. General and administrative costs for the three months ended June 30, 2023 and 2022 also included charges for the fair value of stock options granted to directors and corporate officers representing 22.5% and 30.7%, respectively, of total general and administrative costs.

Research and development costs for the three months ended June 30, 2023 included charges from two vendors and consultants representing 62.9% and 12.4%, respectively, of total research and development costs. Research and development costs for the three months ended June 30, 2022 include charges from five vendors and consultants representing 29.7%, 18.2%, 17.4%, 12.6%, and 10.2%, respectively, of total research and development costs.

General and administrative costs for the six months ended June 30, 2023 and 2022 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 27.1% and 26.1% of total general and administrative costs, respectively. General and administrative costs for the six months ended June 30, 2023 and 2022 also included charges for the fair value of stock options granted to directors and corporate officers representing 23.0% and 29.6%, respectively, of total general and administrative costs.

Research and development costs for the six months ended June 30, 2023 include charges from three vendors and consultants representing 43.9%, 17.1% and 11.2%, respectively, of total research and development costs. Research and development costs for the six months ended June 30, 2022 include charges from two vendors and consultants representing 44.6% and 16.5%, respectively, of total research and development costs.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2023 or December 31, 2022 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2023.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of June 30, 2023 or December 31, 2022. Subsequent to June 30, 2023, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company accounts for stock-based payments to officers, directors, employees, Scientific Advisory Committee members, contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

At June 30, 2023 and 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2023	2022

Series A Convertible Preferred Stock	72,917	72,917
Common stock warrants	190,031	340,031
Common stock options, including options issued in the form of warrants	428,229	332,500
Total	691,177	745,448

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

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As the ASU does not provide any new guidance, there is no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Research and Development Costs

A summary of research and development costs for the three months and six months ended June 30, 2023 and 2022, including costs associated with clinical trials involving the Company’s lead clinical compound LB-100, are summarized below based on the respective geographical regions where such costs have been incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

United States	$87,625	$80,290	$223,531	$154,821
Spain	272,564	18,774	273,539	347,604
China	14,090	16,860	14,090	17,720
Netherlands	53,178	48,886	105,382	103,116
Total	$427,457	$164,810	$616,542	$623,261

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of June 30, 2023 and December 31, 2022, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have any cash liquidation preference rights or any registration rights. If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 72,917 shares of common stock at June 30, 2023 and December 31, 2022.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, the Company had 1,665,956 shares and 1,664,706 shares, respectively, of common stock issued and outstanding.

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split being rounded up to the nearest whole share. All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Effective April 12, 2022, the Company completed the sale of 290,000 shares of common stock at a price of $20.00 per share in a registered direct offering, generating gross proceeds of $5,800,000. The total cash costs of this offering were $658,616, resulting in net proceeds of $5,141,384. Pursuant to the placement agents’ agreement, the Company granted warrants to the placement agents to purchase 29,000 shares of common stock at an exercise price of $20.00 per share exercisable through April 14, 2027.

Effective March 10, 2023, the Company issued 1,250 shares of common stock upon the exercise of a stock option in the form of a warrant held by a consultant to the Company for 1,250 shares exercisable at $5.025 per share for total cash proceeds of $6,281.

Common Stock Warrants

A summary of common stock warrant activity during the six months ended June 30, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2022	190,031	$50.161
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2023	190,031	$50.161	2.65

Warrants exercisable at December 31, 2022	190,031	$50.161
Warrants exercisable at June 30, 2023	190,031	$50.161	2.65

At June 30, 2023, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)
$20.000	29,000
$37.000	11,331
$57.000	149,700
190,031

The warrants exercisable at $57.00 per share at June 30, 2023 include publicly-traded warrants that were issued as part of the Company’s November 2020 public offering of units and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, upon exercise, a warrant holder will be required to present ten warrants, each exercisable at $5.70, to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00.

Based on a fair market value of $5.88 per share on June 30, 2023, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2023.

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. During the three months ended June 30, 2023 and 2022, the Company paid $62,500 and $62,500, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company paid $125,000 and $125,000, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the three months ended June 30, 2023 and 2022, the Company paid $43,750 and $43,750, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company paid $87,500 and $87,500, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman has been provided a monthly office rent allowance, pursuant to which Mr. Forman was paid $1,530 and $4,113, respectively, for the three months and six months ended June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company paid $50,000 and $43,750, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company paid $100,000 and $87,500, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended June 30, 2023 and 2022, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company paid $87,500 and $87,500, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

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

Previously, on October 8, 2021, the Company had entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations, as described at Note 9.

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

Cash compensation for independent directors, payable quarterly, is as follows:

Base director compensation - $20,000 per year

Chairman of audit committee – additional $10,000 per year

Chairman of any other committees – additional $5,000 per year

Member of audit committee – additional $5,000 per year

Member of any other committees – additional $2,500 per year

Equity compensation for independent directors is as follows:

Appointment of new independent directors – The Company grants options to purchase 25,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 50% on the grant date and the remaining 50% vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of the grant until fully vested, subject to continued service. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay a one-time cash fee of $100,000 to such director, payable upfront.

Annual grant of options to independent directors – Effective on the last business day of the month of June, the Company grants options to purchase 10,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of grant until fully vested, subject to continued service. If any director has served for less than 12 full calendar months at the grant date, the amount of such stock option grant shall be prorated based on the length of service of such director. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay an annual cash fee of $40,000 to such director, payable quarterly.

Total cash compensation paid to independent directors was $42,501 and $135,686, respectively, for the three months ended June 30, 2023 and 2022. Total cash compensation paid to independent directors was $85,001 and $168,186, respectively, for the six months ended June 30, 2023 and 2022.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 7.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and six months ended June 30, 2023 and 2022, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Related party costs:
Cash-based	$242,501	$329,436	$485,001	$555,686
Stock-based	280,060	424,094	557,040	763,766
Total	$522,561	$753,530	$1,042,041	$1,319,452

7. Stock-Based Compensation

The Company periodically issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors, and consultants of the Company.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which was subsequently approved by the stockholders of the Company. The 2020 Plan provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates, initially for a total of 233,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. On October 7, 2022, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 180,000 shares, to a total of 413,333 shares.

As of June 30, 2023, unexpired stock options for 300,313 shares were issued and outstanding under the 2020 Plan and 113,020 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the six months ended June 30, 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.565%
Expected dividend yield	0%
Expected volatility	138.05%
Expected life	3.5 years

For stock options requiring an assessment of value during the six months ended June 30, 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.03%
Expected dividend yield	0%
Expected volatility	153.17%
Expected life	3.5 years

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,985 and $24,985, respectively, with respect to these stock options. During the six months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $49,695 and $49,695, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 8,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($68.718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 1, 2020 through August 1, 2023. During the three months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $35,693 and $35,693, respectively, with respect to these stock options. During the six months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $70,993 and $70,993, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 12, 2020 through August 12, 2023. During the three months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,985 and $24,985, respectively, with respect to these stock options. During the six months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $49,695 and $49,695, respectively, with respect to these stock options.

On April 9, 2021, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by a former director’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $32.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($30.144 per share), of which $376,800 was attributable to the portion of the stock options fully vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was being charged to operations ratably from April 9, 2021 through June 30, 2023. However, vesting of these stock options terminated on October 30, 2022, the date that Mr. Schwartzberg died. During the three months and six months ended June 30, 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $42,228 and $83,992, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($26.335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,405 and $38,405, respectively, with respect to these stock options. During the six months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $76,388 and $76,388, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.423 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $106,290 and $177,150, respectively, with respect to these stock options. During the six months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $211,412 and $352,355, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $9,695 and $80,647, respectively, with respect to these stock options. During the six months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $19,284 and $80,647, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. During the three months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $23,655 and $0, respectively, with respect to these stock options. During the six months ended June 30, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $47,049 and $0, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the three months and six months ended June 30, 2023, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $16,352 and $32,524, respectively, with respect to these stock options.

On November 6, 2022, the Company issued a stock option, in the form of a warrant, to BioPharmaWorks to purchase 10,000 shares of the Company’s common stock, which was fully vested upon issuance and is exercisable for a period of five years at $5.025 per share (the closing market price on the issue date). The fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $43,264 ($4.326 per share) and was charged to general and administrative costs in the consolidated statement of operations on that date.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. During the three months and six months ended June 30, 2023, the Company did not record a charge to operations with respect to these stock options.

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

A summary of stock-based compensation costs for the three months and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Related parties	$280,060	$424,094	$557,040	$763,766
Non-related parties	—	—	—	—
Total stock-based compensation costs	$280,060	$424,094	$557,040	$763,766

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2022	389,479	$29.1826
Granted	40,000	5.8800
Exercised	(1,250)	5.0250
Expired	—	—
Stock options outstanding at June 30, 2023	428,229	$27.0764	2.77

Stock options exercisable at December 31, 2022	281,979	$32.8335
Stock options exercisable at June 30, 2023	301,979	$31.9708	2.75

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $517,000 at June 30, 2023, which will be recognized subsequent to June 30, 2023 over a weighted-average period of approximately 21 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at June 30, 2023 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$5.025	8,750	8,750
$5.880	40,000	—
$7.400	57,500	36,250
$16.800	3,333	3,333
$20.000	80,000	20,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.000	66,667	66,667
$30.300	42,500	42,500
$32.000	20,313	20,313
$32.100	15,000	15,000
$60.000	16,667	16,667
$66.000	4,167	4,167
$71.400	20,000	15,000
$120.000	8,332	8,332
	428,229	301,979

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2023 was approximately $7,500, based on a fair market value of $5.88 per share on June 30, 2023.

Outstanding stock options to acquire 126,250 shares of the Company’s common stock had not vested at June 30, 2023.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Income Taxes

During the three months and six months ended June 30, 2023 and 2022, the Company did not record any provision for income taxes, as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2023 and December 31, 2022, the Company was not subject to any pending or threatened legal claims or actions.

Principal Commitments

Clinical Trial Agreements

At June 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,389,000, which are currently scheduled to be incurred through approximately December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

Moffitt. Effective August 20, 2018, the Company entered into a five-year Clinical Trial Research Agreement with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS).

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug Application to conduct a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilized LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy.

During the three months ended June 30, 2023, the Phase 1b/2 clinical trial at the Moffitt Cancer Center evaluating LB-100 in patients with MDS was closed by the principal investigator. In this clinical trial, single agent LB-100 was used on a new schedule of days 1, 3, and 5 every 3 weeks. It was determined that patients found it too challenging to go for an infusion given on this schedule. The Company is not employing this schedule in its other clinical trials. Although the Maximally Tolerated Dose (MTD) was not achieved, there was no dose-limiting toxicity on this schedule at doses that were even greater than those which were above the MTD in the Phase 1 clinical trial of LB-100 on the Monday, Tuesday, Wednesday schedule.

During the three months ended June 30, 2023 and 2022, the Company incurred costs of $6,000 and $6,073, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $12,000 and $9,405, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2023, total costs of $143,074 have been incurred pursuant to this agreement. Nominal trailing costs subsequent to June 30, 2023 are expected relating to the closure of this study.

The Company has decided not to pursue further studies in MDS, as other opportunities in much more common diseases have become available. For example, the Company is now focusing on documenting clear-cut potentiation of cytotoxic treatment as in the ongoing study of advanced soft tissue sarcoma and small cell lung cancer. In addition, new pre-clinical data demonstrate the potentiation of immunotherapy by LB-100 in other common cancers.

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

As of June 30, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to June 30, 2023 are expected to be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial commenced during the quarter ending June 30, 2023 and is expected to be completed by December 31, 2025. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $268,829 and $0, respectively, pursuant to this agreement. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $268,829 and $0, respectively, pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through June 30, 2023, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,536,000 as of June 30, 2023, which is expected to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add two additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (SCRI), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add a third site. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company currently expects that this clinical trial will be completed by December 31, 2024.

During the three months ended June 30, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2023, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of June 30, 2023, which is expected to be incurred through December 31, 2024. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

Theradex. On June 22, 2023, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to conduct a Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by December 31, 2025.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months and six months ended June 30, 2023, the Company incurred costs of $6,250 pursuant to this work order. As of June 30, 2023, total costs of $6,250 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $153,000 as of June 30, 2023, which is expected to be incurred through December 31, 2025.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (NCI) initiated a glioblastoma (GBM) pharmacologic clinical trial. This study is being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound.

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

The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue has proceeded. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. Results of this study are currently being reviewed by NCI and a report is expected by the end of 2023.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019.

The costs of the Phase 1b/2 clinical trial being paid to or through Theradex have been recorded and charged to operations based on periodic documentation provided by the CRO. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $10,997 and $4,558, respectively, pursuant to this work order. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $20,284 and $7,839, respectively, pursuant to this work order. As of June 30, 2023, total costs of $147,572 have been incurred pursuant to this work order agreement.

During the three months ended June 30, 2023, concurrent with the closure of the Company’s Clinical Trial Research Agreement with Moffitt, this work order agreement with Theradex to monitor the Clinical Trial Research Agreement with Moffitt was similarly suspended, although nominal oversight trailing costs subsequent to June 30, 2023 are expected to be incurred relating to the closure of the Moffitt study.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $5,687 and $11,235, respectively, pursuant to this work order. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $11,240 and $15,735, respectively, pursuant to this work order. As of June 30, 2023, total costs of $69,681 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $267,000 as of June 30, 2023, which is expected to be incurred through December 31, 2025.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2023 and 2022, the Company recorded charges to operations of $6,233 and $6,233, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2023 and 2022, the Company recorded charges to operations of $12,398 and $12,398, respectively, in connection with its obligations under the License Agreement. As of June 30, 2023, no milestones had yet been attained.

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

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. In addition, Mr. Forman is being provided an office allowance of approximately $1,500 per month through December 31, 2023.

The total aggregate annual compensation of all officers increased to $800,000, effective November 6, 2022, which has continued through June 30, 2023.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2023 and 2022, respectively, and $8,000 and $8,000 for the six months ended June 30, 2023 and 2022, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation (see Note 7). The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2023 and 2022, respectively, and $60,000 and $60,000 for the six months ended June 30, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (see Note 6), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended June 30, 2023 and 2022, the Company incurred charges in the amount of $53,178 and $48,886, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred charges in the amount of $105,381 and $103,116, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2023, total costs of $364,788 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $53,000 as of June 30, 2023, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $4,010 and $19,597, respectively, pursuant to this contract. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $7,183 and $20,353, respectively, pursuant to this work order. As of June 30, 2023, total costs of $225,924 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $100,000 as of June 30, 2023.

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. The extent to which the coronavirus pandemic may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

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

Sale of Common Stock, Pre-Funded Common Stock Purchase Warrants, and Common Stock Purchase Warrants; Exercise of Pre-Funded Common Stock Purchase Warrants

On July 20, 2023, in a registered direct offering to an institutional investor, the Company sold 180,000 shares of common stock at a purchase price of $6.00 per share and pre-funded warrants to purchase 403,334 shares of common stock at a purchase price of $5.9999 per pre-funded warrant. Each pre-funded warrant had an exercise price of $0.0001 per share, was immediately exercisable upon issuance, and was valid and exercisable until all pre-funded warrants are exercised in full.

In a concurrent private placement to the institutional investor, the Company also sold warrants to purchase 583,334 shares of common stock. Each common warrant had an initial exercise price of $6.00 per share, was immediately exercisable upon issuance, and expires five years thereafter on July 20, 2028. The common warrants and the shares of common stock issuable upon exercise of the common warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

The registered direct offering and the concurrent private placement generated gross proceeds of approximately $3,500,000. The total cash costs of the registered direct offering and the private placement were approximately $375,000, resulting in net proceeds of approximately $3,125,000. Pursuant to the placement agent agreement, the Company granted to the placement agent warrants to purchase 35,000 shares of common stock at an exercise price of $6.60 per share and expiring on July 20, 2028.

During the period from July 24, 2023 through August 7, 2023, the 403,334 pre-funded warrants exercisable at $0.0001 per share were exercised for total cash proceeds of $40, resulting in the issuance of 403,334 shares of common stock.

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

Reverse Stock Split

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split being rounded up to the nearest whole share.

All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Recent Developments

News Release

On July 17, 2023, the Company issued a news release announcing that a recently posted article in BioRxiv based on the results of a collaboration between the Company and the Netherlands Cancer Institute, shows that inhibition of PP2A in colon cancer cells, using LIXTE’s lead clinical compound LB-100, leads to major changes in the way cancer cells process their mRNAs.

Based on this finding, the Company indicated that cancer cells are predicted to produce a significant number of aberrant proteins that can be recognized by the immune system. This newly discovered mechanism, by which LB-100 turns immunologically “cold” tumors “hot,” adds to several additional mechanisms that have recently been described through which LB-100 sensitizes cancer cells to immune checkpoint blockade.

The Company said the new research also shows that disruption of proper mRNA maturation induced by LB-100 leads to a reduced ability of the cancer cells to deal with DNA damage. This finding concurs with multiple pre-clinical studies demonstrating synergy between LB-100 and radiotherapy or different chemotherapies in various cancer models.

The July 13, 2023 BioRxiv article, titled “PP2A Inhibition Instructs Spliceosome Phosphorylation to Create Splicing Vulnerability in Colon Adenocarcinoma,” was authored by Dias et. al. from the Netherlands Cancer Institute, in a collaboration that the Company initiated in 2021 with a team of scientists headed by René Bernards, a Professor of Molecular Carcinogenesis at the Netherlands Cancer Institute and a member of the Company’s Board of Directors.

Sale of Common Stock, Pre-Funded Common Stock Purchase Warrants, and Common Stock Purchase Warrants; Exercise of Pre-Funded Common Stock Purchase Warrants

On July 20, 2023, in a registered direct offering to an institutional investor, the Company sold 180,000 shares of common stock at a purchase price of $6.00 per share and pre-funded warrants to purchase 403,334 shares of common stock at a purchase price of $5.9999 per pre-funded warrant. Each pre-funded warrant had an exercise price of $0.0001 per share, was immediately exercisable upon issuance, and was valid and exercisable until all pre-funded warrants are exercised in full.

In a concurrent private placement to the institutional investor, the Company also sold warrants to purchase 583,334 shares of common stock. Each common warrant had an initial exercise price of $6.00 per share, was immediately exercisable upon issuance, and expires five years thereafter on July 20, 2028. The common warrants and the shares of common stock issuable upon exercise of the common warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

The registered direct offering and the concurrent private placement generated gross proceeds of approximately $3,500,000. The total cash costs of the registered direct offering and the private placement were approximately $375,000, resulting in net proceeds of approximately $3,125,000. Pursuant to the placement agent agreement, the Company granted to the placement agent warrants to purchase 35,000 shares of common stock at an exercise price of $6.60 per share and expiring on July 20, 2028.

During the period from July 24, 2023 through August 7, 2023, the 403,334 pre-funded warrants exercisable at $0.0001 per share were exercised for total cash proceeds of $40, resulting in the issuance of 403,334 shares of common stock.

Going Concern

At June 30, 2023, the Company had cash of $2,912,920 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At June 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $6,389,000 (see “Principal Commitments” below), which are currently scheduled to be incurred through approximately December 31, 2025.

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

Based on current operating plans, the Company estimates that existing cash resources, together with the proceeds from the July 20, 2023 registered direct offering and concurrent private placement, will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, no later than the latter half of the fiscal year ending December 31, 2024. However, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2023 and 2022 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended June 30, 2023 and 2022 included elsewhere in this document.

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

During the three months ended June 30, 2023 and 2022, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $340,010 and $358,389, respectively, a decrease of $18,379, or 5.1% in 2023, as compared to 2022. During the six months ended June 30, 2023 and 2022, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $657,350 and $673,626, respectively, a decrease of $16,276, or 2.4% in 2023, as compared to 2022.

In late 2021, the Company engaged a new patent law firm that is highly regarded for its expertise in biotechnology. This firm conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to maximize intellectual property protection, both domestically and internationally. As a result, several patents were filed in 2022, reflecting potential new uses of the Company’s lead clinical compound LB-100 in cancer therapy. The Company expects that patent and licensing legal and filing fees and costs will remain relatively stable for the remainder of 2023 as compared to 2022, as the Company continues to focus on efforts to expand clinical programs to analyze various potential uses for LB-100 and to develop and expand its patent portfolio related to the clinical development of LB-100.

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

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. The extent to which the coronavirus pandemic may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

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

Results of Operations

At June 30, 2023, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	522,561	753,530	1,042,041	1,319,452
Patent and licensing legal and filing fees and costs	340,010	358,389	657,350	673,626
Other costs and expenses	379,970	269,281	724,212	584,023
Research and development costs	427,457	164,810	616,542	623,261
Total costs and expenses	1,669,998	1,546,010	3,040,145	3,200,362
Loss from operations	(1,669,998)	(1,546,010)	(3,040,145)	(3,200,362)
Interest income	2,714	191	7,729	300
Interest expense	(1,948)	(627)	(5,809)	(3,121)
Foreign currency gain (loss)	877	142	2,211	(39)
Net loss	$(1,668,355)	$(1,546,304)	$(3,036,014)	$(3,203,222)

Net loss per common share – basic and diluted	$(1.00)	$(0.95)	$(1.82)	$(2.14)

Weighted average common shares outstanding – basic and diluted	1,665,956	1,620,091	1,665,479	1,498,076

Three Months Ended June 30, 2023 and 2022

Revenues. The Company did not have any revenues for the three months ended June 30, 2023 and 2022.

General and Administrative Costs. For the three months ended June 30, 2023, general and administrative costs were $1,242,541, which consisted of the fair value of vested stock options issued to directors and officers of $280,060, patent and licensing legal and filing fees and costs of $340,010, other consulting and professional fees of $159,361, insurance expense of $104,151, officer salaries and related costs of $216,248, cash-based director and board committee fees of $42,501, licensing fees of $6,233, shareholder reporting costs of $57,350, listing fees of $15,500, filing fees of $3,470, taxes and licenses of $3,769, investor relations of $9,372, and other operating costs of $4,516.

For the three months ended June 30, 2022, general and administrative costs were $1,381,200, which consisted of the fair value of vested stock options issued to directors and officers of $424,094, patent and licensing legal and filing fees and costs of $358,389, other consulting and professional fees of $97,740, insurance expense of $117,135, officer salaries and related costs of $209,622, cash-based director and board committee fees of $135,686, licensing fees of $6,233, shareholder reporting costs of $3,370, listing fees of $14,875, filing fees of $3,088, taxes and licenses of $4,069, investor relations of $2,452, and other operating costs of $7,447.

General and administrative costs decreased by $138,659, or 10.0%, in 2023 as compared to 2022, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $144,034, a decrease in patent and licensing legal and filing fees and costs of $18,379, a decrease in cash-based director and board committee fees of $93,185, offset by increases in other consulting and professional fees of $61,621 and an increase in transfer agent and other shareholder reporting costs of $53,980.

Research and Development Costs. For the three months ended June 30, 2023, research and development costs were $427,457, which consisted of clinical and related oversight costs of $297,763, regulatory service costs of $1,740, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $127,954.

For the three months ended June 30, 2022, research and development costs were $164,810, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $18,774, clinical and related oversight costs of $21,865, regulatory service costs of $360, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $123,811.

Included in pre-clinical research costs for the three months ended June 30, 2023 and 2022 were $53,178 and $48,886, respectively, of costs paid to the Netherlands Cancer Institute, which employs Dr. René Bernards, a director of the Company since June 15, 2022. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs increased by $262,647, or 159.4%, in 2023 as compared to 2022, primarily as a result of an increase in clinical and related oversight costs of $275,898.

Interest Income. For the three months ended June 30, 2023, the Company had interest income of $2,714, as compared to interest income of $191 for the three months ended June 30, 2022, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the three months ended June 30, 2023, the Company had interest expense of $1,948, as compared to interest expense of $627 for the three months ended June 30, 2022, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Loss. For the three months ended June 30, 2023, the Company had a foreign currency gain of $877, as compared to a foreign currency gain of $142 for the three months ended June 30, 2022, from foreign currency transactions.

Net Loss. For the three months ended June 30, 2023, the Company incurred a net loss of $1,668,355, as compared to a net loss of $1,546,304 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022

Revenues. The Company did not have any revenues for the six months ended June 30, 2023 and 2022.

General and Administrative Costs. For the six months ended June 30, 2023, general and administrative costs were $2,423,603, which consisted of the fair value of vested stock options issued to directors and officers of $557,040, patent and licensing legal and filing fees and costs of $657,350, other consulting and professional fees of $329,946, insurance expense of $208,305, officer salaries and related costs of $432,603, cash-based director and board committee fees of $85,001, licensing fees of $12,398, shareholder reporting costs of $60,896, listing fees of $31,000, filing fees of $10,195, taxes and licenses of $7,538, investor relations of $22,344, and other operating costs of $8,987.

For the six months ended June 30, 2022, general and administrative costs were $2,577,101, which consisted of the fair value of vested stock options issued to directors and officers of $763,766, patent and licensing legal and filing fees and costs of $673,626, other consulting and professional fees of $235,455, insurance expense of $234,270, officer salaries and related costs of $420,489, cash-based director and board committee fees of $168,186, licensing fees of $12,398, shareholder reporting costs of $6,324, listing fees of $29,750, filing fees of $8,412, taxes and licenses of $8,138, investor relations of $4,849, and other operating costs of $11,438.

General and administrative costs decreased by $153,498, or 6.0%, in 2023 as compared to 2022, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $206,726, a decrease in patent and licensing legal and filing fees and costs of $16,276, a decrease in cash-based director and board committee fees of $83,185, offset by increases in other consulting and professional fees of $94,491 and an increase in transfer agent and other shareholder reporting costs of $54,572.

Research and Development Costs. For the six months ended June 30, 2023, research and development costs were $616,542, which consisted of clinical and related oversight costs of $393,892, regulatory service costs of $7,819, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $214,831.

For the six months ended June 30, 2022, research and development costs were $623,261, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $351,488, clinical and related oversight costs of $32,978, regulatory service costs of $360, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $238,435.

Included in pre-clinical research costs for the six months ended June 30, 2023 and 2022 were $105,382 and $103,116, respectively, of costs paid to the Netherlands Cancer Institute, which employs Dr. René Bernards, a director of the Company since June 15, 2022. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs decreased by $6,719, or 1.1%, in 2023 as compared to 2022, primarily as a result of a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $351,488, offset by an increase in clinical and related oversight costs of $360,914.

Interest Income. For the six months ended June 30, 2023, the Company had interest income of $7,729, as compared to interest income of $300 for the six months ended June 30, 2022, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the six months ended June 30, 2023, the Company had interest expense of $5,809, as compared to interest expense of $3,121 for the six months ended June 30, 2022, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Loss. For the six months ended June 30, 2023, the Company had a foreign currency gain of $2,211, as compared to a foreign currency loss of $39 for the six months ended June 30, 2022, from foreign currency transactions.

Net Loss. For the six months ended June 30, 2023, the Company incurred a net loss of $3,036,014, as compared to a net loss of $3,203,222 for the six months ended June 30, 2022.

Liquidity and Capital Resources – June 30, 2023

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(2,446,753)	$(2,229,357)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	6,281	5,141,384
Net increase (decrease) in cash	$(2,440,472)	$2,912,027

At June 30, 2023, the Company had working capital of $2,692,534, as compared to working capital of $5,165,227 at December 31, 2022, reflecting a decrease in working capital of $2,472,693 for the six months ended June 30, 2023. The decrease in working capital during the six months ended June 30, 2023 was primarily the result of the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing its patent portfolio. At June 30, 2023, the Company had cash of $2,912,920 available to fund its operations.

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

Based on current operating plans, the Company estimates that existing cash resources, together with the proceeds from the July 20, 2023 registered direct offering and concurrent private placement, will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations, including its various clinical trial commitments, during the latter half of the fiscal year ending December 31, 2024. At June 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $6,389,000, which are currently scheduled to be incurred through approximately December 31, 2025. However, he Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

At June 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the six months ended June 30, 2023, operating activities utilized cash of $2,446,753, as compared to utilizing cash of $2,229,357 for the six months ended June 30, 2022, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the six months ended June 30, 2023 and 2022, the Company had no investing activities.

Financing Activities. For the six months ended June 30, 2023, financing activities consisted of $6,281 from the exercise of common stock options. For the six months June 30, 2022, financing activities consisted of the gross proceeds from the sale of common stock in the Company’s direct offering of $5,800,000, reduced by offering costs of $658,616.

Principal Commitments

Clinical Trial Agreements

At June 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,389,000, which are currently scheduled to be incurred through approximately December 31, 2025. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant revisions over time.

Moffitt. Effective August 20, 2018, the Company entered into a five-year Clinical Trial Research Agreement with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS).

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug Application to conduct a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilized LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS, including patients with del(5q) myelodysplastic syndrome (del5qMDS) failing first line therapy.

During the three months ended June 30, 2023, the Phase 1b/2 clinical trial at the Moffitt Cancer Center evaluating LB-100 in patients with MDS was closed by the principal investigator. In this clinical trial, single agent LB-100 was used on a new schedule of days 1, 3, and 5 every 3 weeks. It was determined that patients found it too challenging to go for an infusion given on this schedule. The Company is not employing this schedule in its other clinical trials. Although the Maximally Tolerated Dose (MTD) was not achieved, there was no dose-limiting toxicity on this schedule at doses that were even greater than those which were above the MTD in the Phase 1 clinical trial of LB-100 on the Monday, Tuesday, Wednesday schedule.

During the three months ended June 30, 2023 and 2022, the Company incurred costs of $6,000 and $6,073, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $12,000 and $9,405, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2023, total costs of $143,074 have been incurred pursuant to this agreement. Nominal trailing costs subsequent to June 30, 2023 are expected relating to the closure of this study.

The Company has decided not to pursue further studies in MDS, as other opportunities in much more common diseases have become available. For example, the Company is now focusing on documenting clear-cut potentiation of cytotoxic treatment as in the ongoing study of advanced soft tissue sarcoma and small cell lung cancer. In addition, new pre-clinical data demonstrate the potentiation of immunotherapy by LB-100 in other common cancers.

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

As of June 30, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to June 30, 2023 are expected to be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, the GEIS clinical trial commenced during the quarter ending June 30, 2023 and is expected to be completed by December 31, 2025. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $268,829 and $0, respectively, pursuant to this agreement. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $268,829 and $0, respectively, pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through June 30, 2023, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,536,000 as of June 30, 2023, which is expected to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add two additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (SCRI), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add a third site. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company currently expects that this clinical trial will be completed by December 31, 2024.

During the three months ended June 30, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2023, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of June 30, 2023, which is expected to be incurred through December 31, 2024. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

Theradex. On June 22, 2023, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to conduct a Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by December 31, 2025.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months and six months ended June 30, 2023, the Company incurred costs of $6,250 pursuant to this work order. As of June 30, 2023, total costs of $6,250 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $153,000 as of June 30, 2023, which is expected to be incurred through December 31, 2025.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (NCI) initiated a glioblastoma (GBM) pharmacologic clinical trial. This study is being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound.

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

The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors will receive one dose of LB-100 prior to surgery and have blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors show the biochemical changes expected to be present if LB-100 reaches its molecular target. As a result of the innovative design of the NCI study, data from a few patients should be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients have been entered and analysis of the blood and tissue has proceeded. If there is evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. Results of this study are currently being reviewed by NCI and a report is expected by the end of 2023.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019.

The costs of the Phase 1b/2 clinical trial being paid to or through Theradex have been recorded and charged to operations based on periodic documentation provided by the CRO. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $10,997 and $4,558, respectively, pursuant to this work order. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $20,284 and $7,839, respectively, pursuant to this work order. As of June 30, 2023, total costs of $147,572 have been incurred pursuant to this work order agreement.

During the three months ended June 30, 2023, concurrent with the closure of the Company’s Clinical Trial Research Agreement with Moffitt, this work order agreement with Theradex to monitor the Clinical Trial Research Agreement with Moffitt was similarly suspended, although nominal oversight trailing costs subsequent to June 30, 2023 are expected to be incurred relating to the closure of the Moffitt study.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $5,687 and $11,235, respectively, pursuant to this work order. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $11,240 and $15,735, respectively, pursuant to this work order. As of June 30, 2023, total costs of $69,681 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $267,000 as of June 30, 2023, which is expected to be incurred through December 31, 2025.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company is also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company has also agreed to pay non-refundable milestone payments to Moffitt, which cannot be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement. During the three months ended June 30, 2023 and 2022, the Company recorded charges to operations of $6,233 and $6,233, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2023 and 2022, the Company recorded charges to operations of $12,398 and $12,398, respectively, in connection with its obligations under the License Agreement. As of June 30, 2023, no milestones had yet been attained.

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

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual compensation of $640,000, payable monthly. The employment agreements are automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022 and 2023.

On April 9, 2021, the Board of Directors increased the annual compensation of Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten under the employment agreements, such that the total aggregate annual compensation of all officers increased to $775,000, effective May 1, 2021.

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. Accordingly, the total aggregate annual compensation of all officers increased to $800,000, effective November 6, 2022. In addition, Mr. Forman is being provided an office allowance of approximately $1,500 per month through December 31, 2023.

The total aggregate annual compensation of all officers increased to $800,000, effective November 6, 2022, which has continued through June 30, 2023.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2023 and 2022, respectively, and $8,000 and $8,000 for the six months ended June 30, 2023 and 2022, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment, and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended June 30, 2023 and 2022, respectively, and $60,000 and $60,000 for the six months ended June 30, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company has agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. The study is expected to take approximately two years to conduct. During the three months ended June 30, 2023 and 2022, the Company incurred charges in the amount of $53,178 and $48,886, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred charges in the amount of $105,381 and $103,116, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2023, total costs of $364,788 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $53,000 as of June 30, 2023, which is expected to be incurred through June 30, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $4,010 and $19,597, respectively, pursuant to this contract. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $7,183 and $20,353, respectively, pursuant to this work order. As of June 30, 2023, total costs of $225,924 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $100,000 as of June 30, 2023.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A company can generally achieve compliance with the minimum closing bid price requirement if the minimum closing bid price of a company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. However, under certain circumstances, Nasdaq can extend this 10-day trading period up to a maximum of 20 days.

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

The stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, as a result of which the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock effective on Friday, June 2, 2023. Commencing with the opening of trading on the Nasdaq Capital Market on Monday, June 5, 2023, the Company’s common stock began trading on a post-split basis under the same symbol LIXT. The Company subsequently received confirmation from Nasdaq that it had regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) and currently meets all other applicable criteria for continued listing.

However, there can be no assurances that the Company will be able to remain in compliance with the minimum bid price requirement over time, or that it will be successful in maintaining compliance with any of the other Nasdaq continued listing requirements.

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. The extent to which the coronavirus pandemic may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

4.1	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

4.2	Form of Pre-Funded Common Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

4.3	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

10.1	Amendment to Contract between Lixte Biotechnology Holdings, Inc. and MRI Global effective April 17, 2023, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023

10.2	Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 9, 2023	By:	/s/ JOHN S. KOVACH
John S. Kovach
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial and Accounting Officer)

