Form 10-Q
period 2023-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2023-11-09
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 6, 2023, the Company had 2,249,290 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash	$5,105,611	$5,353,392
Advances on research and development contract services	78,015	147,017
Prepaid insurance	23,230	49,224
Other prepaid expenses and current assets	27,840	10,380
Total current assets	5,234,696	5,560,013
Total assets	$5,234,696	$5,560,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $43,895 and $46,982 to related parties at September 30, 2023 and December 31, 2022, respectively	$221,171	$229,764
Research and development contract liabilities	90,565	165,022
Total current liabilities	311,736	394,786

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 72,917 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 2,249,290 shares and 1,664,706 shares at September 30, 2023 and December 31, 2022, respectively	225	166
Additional paid-in capital	48,872,208	45,059,760
Accumulated deficit	(47,449,473)	(43,394,699)
Total stockholders’ equity	4,922,960	5,165,227
Total liabilities and stockholders’ equity	$5,234,696	$5,560,013

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation expense of $112,106 and $396,883 for the three months ended September 30, 2023 and 2022, respectively, and $669,146 and $1,160,649 for the nine months ended September 30, 2023 and 2022, respectively	356,001	643,957	1,398,042	1,963,409
Patent and licensing legal and filing fees and costs	178,012	271,163	835,362	944,789
Other costs and expenses	357,681	290,993	1,081,893	875,016
Research and development costs	132,487	272,388	749,029	895,649
Total costs and expenses	1,024,181	1,478,501	4,064,326	4,678,863
Loss from operations	(1,024,181)	(1,478,501)	(4,064,326)	(4,678,863)
Interest income	5,809	3,911	13,538	4,211
Interest expense	(279)	(2,119)	(6,088)	(5,240)
Foreign currency gain (loss)	(109)	(1,300)	2,102	(1,339)
Net loss	$(1,018,760)	$(1,478,009)	$(4,054,774)	$(4,681,231)

Net loss per common share – basic and diluted	$(0.49)	$(0.89)	$(2.25)	$(3.01)

Weighted average common shares outstanding – basic and diluted	2,074,938	1,664,659	1,803,466	1,554,183

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Nine Months Ended September 30, 2023 and 2022

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended September 30, 2023:
Balance, June 30, 2023	350,000	$3,500,000	1,665,956	$166	$45,623,081	$(46,430,713)	$2,692,534
Proceeds from sale of securities in registered direct offering, net of offering costs	—	—	180,000	18	3,137,021	—	3,137,039
Exercise of pre-funded common stock warrants	—	—	403,334	41	—	—	41
Stock-based compensation expense	—	—	—	—	112,106	—	112,106
Net loss	—	—	—	—	—	(1,018,760)	(1,018,760)
Balance, September 30, 2023	350,000	$3,500,000	2,249,290	$225	$48,872,208	$(47,449,473)	$4,922,960

Nine months ended September 30, 2023:
Balance, December 31, 2022	350,000	$3,500,000	1,664,706	$166	$45,059,760	$(43,394,699)	$5,165,227
Proceeds from sale of securities in registered direct offering, net of offering costs	—	—	180,000	18	3,137,021	—	3,137,039
Exercise of pre-funded common stock warrants	—	—	403,334	41	—	—	41
Exercise of common stock options	—	—	1,250	—	6,281	—	6,281
Stock-based compensation expense	—	—	—	—	669,146	—	669,146
Net loss	—	—	—	—	—	(4,054,774)	(4,054,774)
Balance, September 30, 2023	350,000	$3,500,000	2,249,290	$225	$48,872,208	$(47,449,473)	$4,922,960

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Nine Months Ended September 30, 2023 and 2022

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended September 30, 2022:
Balance, June 30, 2022	350,000	$3,500,000	1,664,593	$166	$44,277,486	$(40,285,386)	$7,492,266
Stock-based compensation expense	—	—	—	—	396,883	—	396,883
Net loss	—	—	—	—	—	(1,478,009)	(1,478,009)
Balance, September 30, 2022	350,000	$3,500,000	1,664,593	$166	$44,674,369	$(41,763,395)	$6,411,140

Nine months ended September 30, 2022:
Balance, December 31, 2021	350,000	$3,500,000	1,374,593	$137	$38,372,365	$(37,082,164)	$4,790,338
Proceeds from sale of securities in registered direct offering, net of offering costs	—	—	290,000	29	5,141,355	—	5,141,384
Stock-based compensation expense	—	—	—	—	1,160,649	—	1,160,649
Net loss	—	—	—	—	—	(4,681,231)	(4,681,231)
Balance, September 30, 2022	350,000	$3,500,000	1,664,593	$166	$44,674,369	$(41,763,395)	$6,411,140

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,054,774)	$(4,681,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	669,146	1,160,649
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	69,002	3,224
Prepaid insurance	25,994	22,375
Other prepaid expenses and current assets	(17,460)	(13,708)
Increase (decrease) in -
Accounts payable and accrued expenses	(8,593)	81,433
Research and development contract liabilities	(74,457)	23,969
Net cash used in operating activities	(3,391,142)	(3,403,289)

Cash flows from financing activities:
Proceeds from sale of securities in registered direct offering, net of offering costs	3,137,039	5,141,384
Exercise of pre-funded common stock warrants	41	—
Exercise of common stock options	6,281	—
Net cash provided by financing activities	3,143,361	5,141,384

Cash:
Net increase (decrease)	(247,781)	1,738,095
Balance at beginning of period	5,353,392	4,823,745
Balance at end of period	$5,105,611	$6,561,840

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$6,088	$5,240
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2023 and 2022

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at September 30, 2023, and for the three months and nine months ended September 30, 2023 and 2022, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2023, and the results of its operations for the three months and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

President and Chief Executive Officer

Effective September 26, 2023, Bas van der Baan was appointed as the Company’s President and Chief Executive Officer, at which time he replaced Dr. John S. Kovach as the Company’s President and Chief Executive Officer. Dr. Kovach passed away on October 5, 2023.

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

Nasdaq Listing

The Company’s common stock and the warrants are traded on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

In order to achieve compliance with the $1.00 minimum closing bid price requirement of the Nasdaq Capital Market, the Company held a special meeting of stockholders on May 26, 2023 to seek approval for an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued and outstanding shares of common stock. As a result of the approval of this amendment, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock effective on Friday, June 2, 2023. Commencing with the opening of trading on the Nasdaq Capital Market on Monday, June 5, 2023, the Company’s common stock began trading on a post-split basis under the same symbol LIXT. The Company subsequently received confirmation from Nasdaq that it had regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) and currently meets all other applicable criteria for continued listing.

However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum bid price requirement over time, or that it will be successful in maintaining compliance with any of the other Nasdaq continued listing requirements.

2. Business

The Company is a drug research company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s corporate office is located in Pasadena, California.

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

Going Concern

As reflected in the accompanying financial statements, for the nine months ended September 30, 2023, the Company recorded a net loss of $4,054,774 and used cash in operations of $3,391,142. At September 30, 2023, the Company had cash of $5,105,611 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At September 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $6,262,000 (see Note 9), which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2023 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through at least September 30, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2024 to be able to proactively manage its current business plan during the remainder of 2024 and during 2025. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

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

Foreign Currency Translation

The consolidated financial statements are presented in the United States dollar, which is the functional and reporting currency of the Company.

The Company periodically incurs a cost or expense denominated in a foreign currency. Such cost or expense is converted into United States dollars for financial statement purposes based on the foreign currency conversion rate in effect on the transaction date. The Company purchases the requisite foreign currency to pay such cost or expense on an as-needed basis. Any gain or loss resulting from the purchase of the foreign currency is included as foreign currency gain (loss) in the consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the Company did not hold any currencies other than the United States dollar in its bank account.

Segment Information

The Company operates and reports in one segment, which focuses on the utilization of biomarker technology to identify enzyme targets associated with serious common diseases and then designing novel compounds to attack those targets. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, which is the Company’s President and Chief Executive Officer.

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

Cash

Cash is held in a cash bank deposit program maintained by Morgan Stanley Wealth Management, a division of Morgan Stanley Smith Barney LLC (“Morgan Stanley”). Morgan Stanley is a FINRA-regulated broker-dealer. The Company’s policy is to maintain its cash balances with financial institutions in the United States with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company periodically has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. Morgan Stanley Wealth Management also maintains supplemental insurance coverage for the cash balances of its customers. The Company has not experienced any losses to date resulting from this policy.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $178,012 and $271,163 for the three months ended September 30, 2023 and 2022, respectively, and $835,362 and $944,789 for the nine months ended September 30, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific time period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months and nine months ended September 30, 2023 and 2022 are described as follows.

General and administrative costs for the three months ended September 30, 2023 and 2022 included charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 20.0% and 22.5% of total general and administrative costs, respectively. General and administrative costs for the three months ended September 30, 2023 and 2022 also included charges for the fair value of stock options granted to directors and corporate officers representing 12.6% and 32.9%, respectively, of total general and administrative costs. General and administrative costs for the three months ended September 30, 2023 also included charges from two vendors representing 11.9% and 10.6%, respectively, of total general and administrative costs.

Research and development costs for the three months ended September 30, 2023 included charges from four vendors and consultants representing 38.9%, 24.9%, 15.9% and 14.9%, respectively, of total research and development costs. Research and development costs for the three months ended September 30, 2022 include charges from four vendors and consultants representing 32.0%, 23.2%, 16.9% and 11.0%, respectively, of total research and development costs.

General and administrative costs for the nine months ended September 30, 2023 and 2022 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 25.2% and 25.0% of total general and administrative costs, respectively. General and administrative costs for the nine months ended September 30, 2023 and 2022 also included charges for the fair value of stock options granted to directors and corporate officers representing 20.2% and 30.7%, respectively, of total general and administrative costs.

Research and development costs for the nine months ended September 30, 2023 include charges from three vendors and consultants representing 35.9%, 21.0% and 12.4%, respectively, of total research and development costs. Research and development costs for the nine months ended September 30, 2022 include charges from three vendors and consultants representing 31.0%, 16.7% and 10.0%, respectively, of total research and development costs.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2023 or December 31, 2022 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2023.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of September 30, 2023 or December 31, 2022. Subsequent to September 30, 2023, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has determined that the warrants issued in the July 20, 2023 equity financing (see Note 5) meet the requirements for equity classification.

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

At September 30, 2023 and 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2023	2022

Series A Convertible Preferred Stock	72,917	72,917
Common stock warrants	808,365	340,031
Common stock options, including options issued in the form of warrants	674,896	332,500
Total	1,556,178	745,448

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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Research and Development Costs

A summary of research and development costs for the three months and nine months ended September 30, 2023 and 2022, including costs associated with clinical trials involving the Company’s lead clinical compound LB-100, are summarized below based on the respective geographical regions where such costs have been incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

United States	$68,315	$161,744	$291,846	$316,565
Spain	9,496	1,246	283,035	348,850
China	3,108	63,330	17,198	81,050
Netherlands	51,568	46,068	156,950	149,184
Total	$132,487	$272,388	$749,029	$895,649

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of September 30, 2023 and December 31, 2022, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have any cash liquidation preference rights or any registration rights. If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 72,917 shares of common stock at September 30, 2023 and December 31, 2022.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, the Company had 2,249,290 shares and 1,664,706 shares, respectively, of common stock issued and outstanding.

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

April 12, 2022 Sale of Common Stock

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

July 20, 2023 Sale of Common Stock and Warrants

Effective July 20, 2023, the Company sold 180,000 shares of common stock at a price of $6.00 per share and pre-funded warrants to purchase 403,334 shares of common stock at a price of $5.9999 per pre-funded warrant to an institutional investor in a registered direct offering. The pre-funded warrants had an exercise price of $0.0001 per share, were immediately exercisable upon issuance, and were valid and exercisable until all pre-funded warrants were exercised in full. As of August 7, 2023, all pre-funded warrants had been exercised in full. The pre-funded warrants were determined to be common stock equivalents.

In a concurrent private placement to the institutional investor, the Company also sold warrants to purchase 583,334 shares of common stock. Each common warrant had an initial exercise price of $6.00 per share, was immediately exercisable upon issuance, and expires five years thereafter on July 20, 2028. The common warrants and the shares of common stock issuable upon exercise of the common warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The shares of common stock issuable upon exercise of the warrants were subsequently registered for resale on a registration statement on Form S-3 declared effective by the SEC on August 21, 2023.

The registered direct offering and the concurrent private placement generated gross proceeds of $3,499,964. The total cash costs of the registered direct offering and the private placement were $362,925, resulting in net proceeds of $3,137,039. Pursuant to the placement agent agreement, the Company granted the placement agent warrants to purchase 35,000 shares of common stock at an exercise price of $6.60 per share and expiring on July 20, 2028.

During the period from July 24, 2023 through August 7, 2023, the 403,334 pre-funded warrants, exercisable at $0.0001 per common share, were exercised for total cash proceeds of $41, resulting in the issuance of 403,334 shares of common stock.

The exercise prices of the warrants issued to the institutional investor (exercisable at $6.00 per share) and to the placement agent (exercisable at $6.60 per share) are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investor contain a “fundamental transaction” provision whereby in the event of a fundamental transaction (a sale or transfer of assets or ownership of the Company as defined in the warrant agreement) within the Company’s control, the holder of the unexercised common stock warrants will be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. If such fundamental transaction is not within the Company’s control, the warrant holder would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity. The Company will account for any such cash payment for a warrant redemption as a distribution from stockholders’ equity, as and when such cash payment is made.

Common Stock Warrants

A summary of common stock warrant activity during the nine months ended September 30, 2023, excluding the 403,334 pre-funded warrants, exercisable at $0.0001 per common share, to purchase 403,334 shares of common stock described above, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2022	190,031	$50.161
Issued	618,334	6.034
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2023	808,365	$16.407	4.24

Warrants exercisable at December 31, 2022	190,031	$50.161
Warrants exercisable at September 30, 2023	808,365	$16.407	4.24

At September 30, 2023, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$6.000	583,334
$6.600	35,000
$20.000	29,000
$37.000	11,331
$57.000	149,700
808,365

The warrants exercisable at $57.00 per share at September 30, 2023 consist of 1,497,000 publicly-traded warrants pre-split 1-for-10 that were issued as part of the Company’s November 2020 public offering of units and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, upon exercise, 10 warrants, each exercisable at $5.70, will be required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00.

Based on a fair market value of $2.45 per share on September 30, 2023, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2023.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 7.

6. Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors and affiliates.

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with each of its executive officers at that time, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, payable monthly, as described below. These employment agreements were automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022 and 2023.

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, to provide for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. During the three months ended September 30, 2023 and 2022, the Company paid $62,500 and $62,500, respectively, to Dr. Kovach under this employment agreement, and during the nine months ended September 30, 2023 and 2022, the Company paid $187,500 and $187,500, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the three months ended September 30, 2023 and 2022, the Company paid $43,750 and $43,750, respectively, to Dr. Miser under this employment agreement, and during the nine months ended September 30, 2023 and 2022, the Company paid $131,250 and $131,250, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman has been provided a monthly office rent allowance, pursuant to which Mr. Forman was paid $7,323 and $11,436, respectively, for the three months and nine months ended September 30, 2023. During the three months ended September 30, 2023 and 2022, the Company paid $50,000 and $43,750, respectively, to Mr. Forman under this employment agreement, and during the nine months ended September 30, 2023 and 2022, the Company paid $150,000 and $131,250, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended September 30, 2023 and 2022, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement, and during the nine months ended September 30, 2023 and 2022, the Company paid $131,250 and $131,250, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023, to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors with an annual salary of $150,000. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination as described in the employment agreement. Under the employment agreement, Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined in the sole discretion of the Board of Directors. During the three months and nine months ended September 30, 2023, the Company paid $1,667 to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. Mr. Van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023.

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

Previously, on October 8, 2021, the Company had entered into a Development Collaboration Agreement (subsequently amended and extended) with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations (see Note 9).

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

Annual grant of options to independent directors – Effective on the last business day of the month of June, the Company grants options to purchase 10,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of grant until fully vested, subject to continued service. If any director has served for less than 12 full calendar months on the grant date, the amount of such stock option grant shall be prorated based on the length of service of such director. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay an annual cash fee of $40,000 to such director, payable quarterly.

Total cash compensation paid to independent directors was $42,228 and $53,324, respectively, for the three months ended September 30, 2023 and 2022. Total cash compensation paid to independent directors was $127,229 and $221,510, respectively, for the nine months ended September 30, 2023 and 2022.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 7.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and nine months ended September 30, 2023 and 2022, is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Related party costs:
Cash-based	$243,895	$247,074	$728,896	$802,760
Stock-based	112,106	396,883	669,146	1,160,649
Total	$356,001	$643,957	$1,398,042	$1,963,409

7. Stock-Based Compensation

The Company periodically issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors and consultants of the Company.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which was subsequently approved by the stockholders of the Company. The 2020 Plan provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates, initially for a total of 233,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. On October 7, 2022, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 180,000 shares, to a total of 413,333 shares. The Company has scheduled a meeting of stockholders for November 27, 2023 to consider and vote on, among other matters, a proposal to increase the number of common shares issuable under the 2020 Plan by 336,667 shares, to a total of 750,000 shares.

As of September 30, 2023, there was a deficiency of 136,980 shares with respect to stock options issuable under the 2020 Plan. However, subject to approval of the proposal to increase the number of common shares issuable under the 2020 Plan at the meeting of stockholders scheduled for November 27, 2023, there will be unexpired stock options for 550,313 shares issued and outstanding under the 2020 Plan and 199,687 shares available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.843%
Expected dividend yield	0%
Expected volatility	138.05%
Expected life	4.0 years

For stock options requiring an assessment of value during the nine months ended September 30, 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.03%
Expected dividend yield	0%
Expected volatility	198.79%
Expected life	3.6 years

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $11,806 and $25,259 for the three months ended September 30, 2023 and 2022, respectively, and $61,501 and $74,954 for the nine months ended September 30, 2023 and 2022, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 8,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($68.718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 1, 2020 through August 1, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $12,551 and $36,085 for the three months ended September 30, 2023 and 2022, respectively, and $83,544 and $107,078 for the nine months ended September 30, 2023 and 2022, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $11,806 and $25,259 for the three months ended September 30, 2023 and 2022, respectively, and $61,501 and $74,954 for the nine months ended September 30, 2023 and 2022, respectively, with respect to these stock options.

On April 9, 2021, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by a former director’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $32.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($30.144 per share), of which $376,800 was attributable to the portion of the stock options fully vested on April 9, 2021 and was therefore charged to operations on that date. Although the remaining unvested portion of the fair value of the stock options was being charged to operations ratably from April 9, 2021 through June 30, 2023, the vesting of these stock options terminated on October 30, 2022 as a result of the death of Mr. Schwartzberg on that date. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $42,692 and $126,684 for the three months and nine months ended September 30, 2022, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($26.335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $38,827 for the three months ended September 30, 2023 and 2022, respectively, and $76,388 and $115,215 for the nine months ended September 30, 2023 and 2022, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.423 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $179,100 for the three months ended September 30, 2023 and 2022, respectively, and $211,412 and $531,455 for the nine months ended September 30, 2023 and 2022, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $9,801 and $9,801 for the three months ended September 30, 2023 and 2022, respectively, and $29,084 and $90,449 for the nine months ended September 30, 2023 and 2022, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $23,916 and $39,860 for the three months ended September 30, 2023 and 2022, respectively, and $70,965 and $39,860 for the nine months ended September 30, 2023 and 2022, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. The Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $16,528 and $49,053 for the three months and nine months ended September 30, 2023, respectively, with respect to these stock options.

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

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. The Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $24,232 for the three months and nine months ended September 30, 2023 with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bastiaan van der Baan, Mr. van der Baan was granted stock options to purchase 250,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which is being charged to operations ratably from September 26, 2023 through September 30, 2026. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $1,466 for the three months and nine months ended September 30, 2023 with respect to these stock options.

Dr. Philip Palmedo, a director of the Company since 2006, did not stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of stockholders held on October 7, 2022. Gil Schwartzberg, a director of the Company, died on October 30, 2022. Dr. John S. Kovach, the Chairman of the Board of Directors and the Company’s President and Chief Executive Officer, and Chief Scientific Officer, died on October 5, 2023. Accordingly, the unvested stock options for each of such persons ceased vesting effective as of the respective dates that their service to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each of such persons are contractually scheduled to expire one year from the respective dates that their service to the Company terminated.

A summary of stock-based compensation costs for the three months and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Related parties	$112,106	$396,883	$669,146	$1,160,649
Non-related parties	—	—	—	—
Total stock-based compensation costs	$112,106	$396,883	$669,146	$1,160,649

A summary of stock option activity, including options issued in the form of warrants, during the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2022	389,479	$29.1826
Granted	290,000	2.4920
Exercised	(1,250)	5.0250
Expired	(3,333)	16.800
Stock options outstanding at September 30, 2023	674,896	$17.8197	4.96

Stock options exercisable at December 31, 2022	281,979	$32.8335
Stock options exercisable at September 30, 2023	313,959	$31.8997	1.93

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $808,000 at September 30, 2023, which will be recognized subsequent to September 30, 2023 over a weighted-average period of approximately 28 months.

The exercise prices of common stock options outstanding and exercisable, including options issued in the form of warrants, at September 30, 2023 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.950	250,000	—
$5.025	8,750	8,750
$5.880	40,000	5,000
$7.400	57,500	41,563
$20.000	80,000	20,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.000	66,667	66,667
$30.300	42,500	42,500
$32.000	20,313	20,313
$32.100	15,000	15,000
$60.000	16,667	16,667
$66.000	4,167	4,167
$71.400	20,000	20,000
$120.000	8,332	8,332
	674,896	313,959

Based on a fair market value of $2.45 per share on September 30, 2023, there was no intrinsic value attributed to exercisable but unexercised common stock options at September 30, 2023.

Outstanding stock options to acquire 360,938 shares of the Company’s common stock had not vested at September 30, 2023.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

8. Income Taxes

During the three months and nine months ended September 30, 2023 and 2022, the Company did not record any provision for income taxes, as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2023 and December 31, 2022, the Company was not subject to any pending or threatened legal claims or actions.

Principal Commitments

Clinical Trial Agreements

At September 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,262,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data are obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant modifications and revisions over time.

The following is a summary of the contractual clinical trials discussed below as of September 30, 2023:

Description of Clinical Trial	Type of Clinical Trial	Institution	Estimated Start Date	Estimated End Date	Number of Patients in Trial	Study Objective	Clinical Update	NCT No.

LB-100 combined with carboplatin, etoposide and atezolizumab in small cell lung cancer	Phase 1b	City of Hope and Sarah Cannon	March 2021	March 2026	14 to 36	Determine RP2D	Three patients entered	NCT04560972

LB-100 combined with doxorubicin in sarcoma	Phase 1b	GEIS	June 2023	June 2024	9 to 18	Determine MTD and RP2D	One patient entered	NCT05809830

Doxorubicin with or without LB-100 in sarcoma	Randomized Phase 2	GEIS	July 2024	June 2026	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	NCT05809830

LB-100 combined with dostarlimab in ovarian clear cell carcinoma	Phase 1b/2	MD Anderson	March 2024	December 2025	21	Determine the survival of patients with ovarian clear cell carcinoma	No patients entered at September 30, 2023	NCT06065462

Moffitt. Effective August 20, 2018, the Company entered into a five-year Clinical Trial Research Agreement with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”). Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS).

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

During the three months ended June 30, 2023, the Phase 1b/2 clinical trial at Moffitt evaluating LB-100 in patients with MDS was closed by the principal investigator. In this clinical trial, single agent LB-100 was used on a new schedule of days 1, 3, and 5 every 3 weeks. The Company is not employing this schedule in its other clinical trials. Although the Maximally Tolerated Dose (“MTD”) was not achieved, there was no dose-limiting toxicity on this schedule at doses that were greater than the MTD in the Phase 1 clinical trial of LB-100 on the Monday, Tuesday, Wednesday schedule.

During the three months ended September 30, 2023 and 2022, the Company incurred costs of $0 and $9,218, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $0 and $18,623, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2023, total costs of $131,074 have been incurred pursuant to this agreement.

The Company has decided not to pursue further studies in MDS, as other opportunities have become available (see “Patent and License Agreements - Moffitt” below).

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (“PFS”, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

As of September 30, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to September 30, 2023 may be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial, and subject to clinical results, anticipates that it will be able to proceed to a related Phase 2 study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended September 30, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $268,829 and $0, respectively, pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through September 30, 2023, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,423,000 as of September 30, 2023, which is expected to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved but marginally effective regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free-survival and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add additional sites. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company currently expects that this clinical trial will be completed by March 31, 2026.

In early July 2023, the Company was notified that one of three centers accruing patients to its Phase 1b clinical trial in small cell lung cancer had a shortage of carboplatin and as a result the clinical trial was placed on a temporary enrollment hold. This matter was resolved and the temporary enrollment hold was lifted in late July 2023.

During the three months ended September 30, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2023, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of September 30, 2023, which is expected to be incurred through March 31, 2026. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

Theradex. On June 22, 2023, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to conduct a Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by June 30, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months and nine months ended September 30, 2023, the Company incurred costs of $$3,750 and 10,000, respectively, pursuant to this work order. As of September 30, 2023, total costs of $10,000 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $144,000 as of September 30, 2023, which is expected to be incurred through June 30, 2026.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (“NCI”) initiated a glioblastoma (“GBM”) pharmacologic clinical trial. This study was being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with some further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor, LB-100, has been found to enhance the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain has not been determined. Many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors received one dose of LB-100 prior to surgery and had blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors showed the biochemical changes expected to be present if LB-100 reached its molecular target. As a result of the innovative design of the NCI study, it was believed that data from a few patients would be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients were entered into this study and analysis of the blood and tissue has been conducted. If there is clinical evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. Results of this study are currently being reviewed by the NCI and a report is pending.

MD Anderson Cancer Center Trial. On September 20, 2023, the Company announced a Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to the programmed death receptor-1 (“PD-1”)-blocking monoclonal antibody of GSK plc (“GSK”), dostarlimab, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and will be conducted at MD Anderson, and will also be open at Northwestern University’s Robert H. Lurie Comprehensive Cancer Center. The Company will provide LB-100 and GSK will provide dostarlimab and financial support for the clinical trial.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019.

The costs of the Phase 1b/2 clinical trial being paid to or through Theradex have been recorded and charged to operations based on periodic documentation provided by the CRO. During the three months ended September 30, 2023 and 2022, the Company incurred costs of $566 and $11,953, respectively, pursuant to this work order. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $20,850 and $19,792, respectively, pursuant to this work order. As of September 30, 2023, total costs of $148,138 have been incurred pursuant to this work order agreement.

As a result of the closure of the Company’s Clinical Trial Research Agreement with Moffitt during the three months ended June 30, 2023 (see “Clinical Trial Agreements – Moffitt” above), this work order agreement with Theradex to monitor the Clinical Trial Research Agreement with Moffitt was similarly suspended, although nominal oversight trailing costs subsequent to September 30, 2023 are expected to be incurred relating to the closure of the Moffitt study.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended September 30, 2023 and 2022, the Company incurred costs of $4,500 and $7,731, respectively, pursuant to this work order. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $15,740 and $23,466, respectively, pursuant to this work order. As of September 30, 2023, total costs of $74,181 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $262,000 as of September 30, 2023, which is expected to be incurred through March 31, 2026.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company was also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company had also agreed to pay non-refundable milestone payments to Moffitt, which could not be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement.

On October 4, 2023, the Company received a counter-signed termination letter dated September 29, 2023 with respect to the Exclusive License Agreement dated August 20, 2018 between the Company and Moffitt, effective September 30, 2023. The Company and Moffitt agreed that no termination fee shall be due or payable by the Company, and Moffitt acknowledged that no payments are owed by the Company under the Agreement.

During the three months and nine months ended September 30, 2023, the Company recorded credits to operations of $21,507 and $9,109, respectively, representing the reversal of obligations previously recorded with respect to the Exclusive License Agreement. During the three months and nine months ended September 30, 2022, the Company recorded charges to operations of $6,301 and $18,699, respectively, in connection with its obligations under the Exclusive License Agreement.

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with each of its executive officers at that time, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual cash compensation of $640,000, payable monthly (see Note 6). These employment agreements were automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022 and 2023.

On April 9, 2021, the Board of Directors increased the annual cash compensation of Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten under the employment agreements, such that the aggregate annual compensation for all officers increased to $775,000, effective May 1, 2021.

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. In addition, Mr. Forman is being provided an office allowance of approximately $1,500 per month through December 31, 2023.

On September 26, 2023, the Company entered into an employment agreement with Bastiaan van der Baan to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors with an annual salary of $150,000. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination as described in the employment agreement. Under the employment agreement, Mr. van der Baan’s annual may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined in the sole discretion of the Board of Directors. Mr. Van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023.

The aggregate annual cash compensation for all officers increased to $950,000, effective September 26, 2023, which has continued through September 30, 2023. As a result of Dr. Kovach’s death on October 5, 2023, aggregate annual compensation of all officers will decrease to $700,000 from that date forward.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2023 and 2022, respectively, and $12,000 and $12,000 for the nine months ended September 30, 2023 and 2022, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation (see Note 7). The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended September 30, 2023 and 2022, respectively, and $90,000 and $90,000 for the nine months ended September 30, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”) (see Note 6), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto. The Development Collaboration Agreement is intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company agreed to fund the study, at an approximate cost of 391,000 Euros and provide a sufficient supply of LB-100 to conduct the study.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and adds 250,000 Euros (approximately $263,000 at October 3, 2023) to the operating budget being funded by the Company.

During the three months ended September 30, 2023 and 2022, the Company incurred charges in the amount of $51,568 and $46,068, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred charges in the amount of $156,949 and $149,184, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2023, total costs of $416,356 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, as amended, less amounts previously paid to date, totaled approximately $316,000 as of September 30, 2023, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the three months ended September 30, 2023 and 2022, the Company incurred costs of $19,845 and $5,549, respectively, pursuant to this contract. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $27,028 and $25,902, respectively, pursuant to this work order. As of September 30, 2023, total costs of $241,841 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $84,000 as of September 30, 2023.

External Risks

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

10. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than those matters described elsewhere in the footnotes, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

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

Overview

The Company is a drug research company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s corporate office is located in Pasadena, California.

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

Recent Developments

President and Chief Executive Officer

Effective September 26, 2023, Bas van der Baan was appointed as the Company’s President and Chief Executive Officer, at which time he replaced Dr. John S. Kovach as the Company’s President and Chief Executive Officer. Dr. Kovach passed away on October 5, 2023.

News Release

On September 20, 2023, the Company announced a Phase 1b/2 collaborative clinical trial to assess whether adding LIXTE’s LB-100 to GSK’s programmed death receptor-1 (PD-1)-blocking monoclonal antibody, dostarlimab, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (OCCC). The clinical trial is sponsored by The University of Texas - MD Anderson Cancer Center and will be conducted at MD Anderson, and will also be open at Northwestern University’s Robert H. Lurie Comprehensive Cancer Center. LIXTE will provide LB-100 and GSK will provide dostarlimab and financial support for the clinical trial.

The clinical trial is based on the observation of longer survival of patients with OCCC treated with immunotherapy whose cancer cells have an acquired gene mutation resulting in a reduction in PP2A. This finding was reported by the lead clinical investigators of this new clinical trial: Amir Jazaeri MD, Professor of Gynecologic Oncology at MD Anderson, and Emily Hinchcliff, MD, MPH, Assistant Professor of Obstetrics and Gynecology at Northwestern University Feinberg School of Medicine. The observation by Drs. Jazaeri and Hinchcliff is that a genetically acquired reduction in PP2A enhances sensitivity to immunotherapy and raises the possibility that reducing PP2A pharmacologically with LB-100 will enhance the anti-tumor effect of the PD-1 blocking monoclonal antibody dostarlimab in patients with OCCC lacking the genetic reduction in PP2A.

Going Concern

As reflected in the accompanying financial statements, for the nine months ended September 30, 2023, the Company recorded a net loss of $4,054,774 and used cash in operations of $3,391,142. At September 30, 2023, the Company had cash of $5,105,611 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At September 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $6,262,000, which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2023 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through at least September 30, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2024 to be able to proactively manage its current business plan during the remainder of 2024 and during 2025. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2023 and 2022 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2023 and 2022 included elsewhere in this document.

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

Cash

Cash is held in a cash bank deposit program maintained by Morgan Stanley Wealth Management, a division of Morgan Stanley Smith Barney LLC (“Morgan Stanley”). Morgan Stanley is a FINRA-regulated broker-dealer. The Company’s policy is to maintain its cash balances with financial institutions in the United States with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company periodically has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. Morgan Stanley Wealth Management also maintains supplemental insurance coverage for the cash balances of its customers. The Company has not experienced any losses to date resulting from this policy.

Segment Information

The Company operates and reports in one segment, which focuses on the utilization of biomarker technology to identify enzyme targets associated with serious common diseases and then designing novel compounds to attack those targets. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, which is the Company’s President and Chief Executive Officer.

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

During the three months ended September 30, 2023 and 2022, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $178,012 and $271,163, respectively, a decrease of $93,151, or 34.4% in 2023, as compared to 2022. During the nine months ended September 30, 2023 and 2022, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $835,362 and $944,789, respectively, a decrease of $109,427, or 11.6% in 2023, as compared to 2022.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has determined that the warrants issued in the July 20, 2023 equity financing meet the requirements for equity classification.

Summary of Business Activities and Plans

Company Overview

The Company is a drug research company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then designs novel compounds to attack those targets. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatases, used alone and in combination with cytotoxic agents and/or x-ray and immune checkpoint blockers, and encompasses two major categories of compounds at various stages of pre-clinical and clinical development that the Company believes have broad therapeutic potential not only for cancer but also for other debilitating and life-threatening diseases.

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

Results of Operations

At September 30, 2023, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	356,001	643,957	1,398,042	1,963,409
Patent and licensing legal and filing fees and costs	178,012	271,163	835,362	944,789
Other costs and expenses	357,681	290,993	1,081,893	875,016
Research and development costs	132,487	272,388	749,029	895,649
Total costs and expenses	1,024,181	1,478,501	4,064,326	4,678,863
Loss from operations	(1,024,181)	(1,478,501)	(4,064,326)	(4,678,863)
Interest income	5,809	3,911	13,538	4,211
Interest expense	(279)	(2,119)	(6,088)	(5,240)
Foreign currency gain (loss)	(109)	(1,300)	2,102	(1,339)
Net loss	$(1,018,760)	$(1,478,009)	$(4,054,774)	$(4,681,231)

Net loss per common share – basic and diluted	$(0.49)	$(0.89)	$(2.25)	$(3.01)

Weighted average common shares outstanding – basic and diluted	2,074,938	1,664,659	1,803,466	1,554,183

Three Months Ended September 30, 2023 and 2022

Revenues. The Company did not have any revenues for the three months ended September 30, 2023 and 2022.

General and Administrative Costs. For the three months ended September 30, 2023, general and administrative costs were $891,694, which consisted of the fair value of vested stock options issued to directors and officers of $112,106, patent and licensing legal and filing fees and costs of $178,012, other consulting and professional fees of $199,884, insurance expense of $107,910, officer salaries and related costs of $216,880, cash-based director and board committee fees of $42,228, shareholder reporting costs of $3,887, listing fees of $15,500, filing fees of $4,439, taxes and licenses of $3,946, investor relations of $14,172, rent of $7,323 and other operating costs of $6,914, offset by a credit to licensing fees of $21,507 relating to the termination of the Moffitt agreement.

For the three months ended September 30, 2022, general and administrative costs were $1,206,113, which consisted of the fair value of vested stock options issued to directors and officers of $396,883, patent and licensing legal and filing fees and costs of $271,163, other consulting and professional fees of $108,630, insurance expense of $114,983, officer salaries and related costs of $207,091, cash-based director and board committee fees of $53,324, licensing fees of $6,301, shareholder reporting costs of $20,487, listing fees of $14,875, filing fees of $3,048, taxes and licenses of $4,094, investor relations of $2,397, and other operating costs of $2,837.

General and administrative costs decreased by $314,419, or 26.1%, in 2023 as compared to 2022, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $284,777, a decrease in patent and licensing legal and filing fees and costs of $93,151, a decrease in licensing fees of $27,808 a decrease in shareholder reporting of $16,600, offset by increases in investor relations of $11,775 and an increase in consulting and professional fees of $91,254.

Research and Development Costs. For the three months ended September 30, 2023, research and development costs were $132,487, which consisted of clinical and related oversight costs of $8,816, regulatory service costs of $10,919, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $124,752, offset by a credit of $12,000 relating to the termination of the Moffitt agreement.

For the three months ended September 30, 2022, research and development costs were $272,388, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $1,246, clinical and related oversight costs of $28,902, regulatory service costs of $5,330, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $236,910.

Included in pre-clinical research costs for the three months ended September 30, 2023 and 2022 were $51,568 and $46,068, respectively, of costs paid to the Netherlands Cancer Institute, which employs Dr. René Bernards, a director of the Company since June 15, 2022. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, as amended by Amendment No. 1. The Development Collaboration Agreement is intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with the Netherlands Cancer Institute, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and adds 250,000 Euros (approximately $263,000 at October 3, 2023) to the operating budget being funded by the Company (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs decreased by $139,901, or 51.4%, in 2023 as compared to 2022, primarily as a result of a decrease in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $112,158 and a credit of $12,000 relating to the termination of the Moffitt agreement.

Interest Income. For the three months ended September 30, 2023, the Company had interest income of $5,809, as compared to interest income of $3,911 for the three months ended September 30, 2022, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the three months ended September 30, 2023, the Company had interest expense of $279, as compared to interest expense of $2,119 for the three months ended September 30, 2022, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Loss. For the three months ended September 30, 2023, the Company had a foreign currency loss of $109, as compared to a foreign currency loss of $1,300 for the three months ended September 30, 2022, from foreign currency transactions.

Net Loss. For the three months ended September 30, 2023, the Company incurred a net loss of $1,018,760, as compared to a net loss of $1,478,009 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022

Revenues. The Company did not have any revenues for the nine months ended September 30, 2023 and 2022.

General and Administrative Costs. For the nine months ended September 30, 2023, general and administrative costs were $3,315,297, which consisted of the fair value of vested stock options issued to directors and officers of $669,146, patent and licensing legal and filing fees and costs of $835,362, other consulting and professional fees of $529,830, insurance expense of $316,214, officer salaries and related costs of $649,483, cash-based director and board committee fees of $127,229, shareholder reporting costs of $64,783, listing fees of $46,500, filing fees of $14,634, taxes and licenses of $11,483, investor relations of $36,516, rent of $11,436 and other operating costs of $11,790, offset by a credit to licensing fees of $9,109 relating to the termination of the Moffitt agreement.

For the nine months ended September 30, 2022, general and administrative costs were $3,783,214, which consisted of the fair value of vested stock options issued to directors and officers of $1,160,649, patent and licensing legal and filing fees and costs of $944,789, other consulting and professional fees of $344,085, insurance expense of $349,254, officer salaries and related costs of $627,579, cash-based director and board committee fees of $221,510, licensing fees of $18,699, shareholder reporting costs of $26,811, listing fees of $44,625, filing fees of $11,460, taxes and licenses of $12,231, investor relations of $7,246, and other operating costs of $14,276.

General and administrative costs decreased by $467,917, or 12.4%, in 2023 as compared to 2022, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $491,503, a decrease in patent and licensing legal and filing fees and costs of $109,427, a decrease in licensing fees of $27,808 a decrease in cash-based director and board committee fees of $94,281, offset by an increase in shareholder reporting of $37,972, an increase in investor relations of $29,270, an increase in rent of $11,436 and an increase in consulting and professional fees of $185,745.

Research and Development Costs. For the nine months ended September 30, 2023, research and development costs were $749,029, which consisted of clinical and related oversight costs of $390,708, regulatory service costs of $18,738, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $339,583.

For the nine months ended September 30, 2022, research and development costs were $895,649, which consisted of contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $352,734, clinical and related oversight costs of $61,880, regulatory service costs of $5,690, and pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $475,345.

Included in pre-clinical research costs for the nine months ended September 30, 2023 and 2022 were $156,950 and $149,184, respectively, of costs paid to the Netherlands Cancer Institute, which employs Dr. René Bernards, a director of the Company since June 15, 2022. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with the Netherlands Cancer Institute, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and adds 250,000 Euros (approximately $263,000 at October 3, 2023) to the operating budget being funded by the Company (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs decreased by $146,620, or 16.4%, in 2023 as compared to 2022, primarily as a result of a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $352,734 and a decrease in pre-clinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $135,762, offset by an increase in clinical and related oversight costs of $328,828.

Interest Income. For the nine months ended September 30, 2023, the Company had interest income of $13,538, as compared to interest income of $4,211 for the nine months ended September 30, 2022, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the nine months ended September 30, 2023, the Company had interest expense of $6,088, as compared to interest expense of $5,240 for the nine months ended September 30, 2022, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain (Loss). For the nine months ended September 30, 2023, the Company had a foreign currency gain of $2,102, as compared to a foreign currency loss of $1,339 for the nine months ended September 30, 2022, from foreign currency transactions.

Net Loss. For the nine months ended September 30, 2023, the Company incurred a net loss of $4,054,774, as compared to a net loss of $4,681,231 for the nine months ended September 30, 2022.

Liquidity and Capital Resources – September 30, 2023

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(3,391,142)	$(3,403,289)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	3,143,361	5,141,384
Net increase (decrease) in cash	$(247,781)	$1,738,095

At September 30, 2023, the Company had working capital of $4,922,960, as compared to working capital of $5,165,227 at December 31, 2022, reflecting a decrease in working capital of $242,267 for the nine months ended September 30, 2023. The decrease in working capital during the nine months ended September 30, 2023 was primarily the result of the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing its patent portfolio, offset by proceeds from the sale of securities on July 20, 2023. At September 30, 2023, the Company had cash of $5,105,611 available to fund its operations.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2023 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through at least September 30, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2024 to be able to proactively manage its current business plan during the remainder of 2024 and during 2025. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned.

At September 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $6,262,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At September 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the nine months ended September 30, 2023, operating activities utilized cash of $3,391,142, as compared to utilizing cash of $3,403,289 for the nine months ended September 30, 2022, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the nine months ended September 30, 2023 and 2022, the Company had no investing activities.

Financing Activities. For the nine months ended September 30, 2023, financing activities consisted primarily of the gross proceeds from the sale of securities in the Company’s registered direct offering of $3,499,964, reduced by offering costs of $362,925, and $6,281 from the exercise of common stock options. For the nine months September 30, 2022, financing activities consisted of the gross proceeds from the sale of securities in the Company’s registered direct offering of $5,800,000, reduced by offering costs of $658,616.

Principal Commitments

Clinical Trial Agreements

At September 30, 2023, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,262,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data are obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions, and are typically subject to significant modifications and revisions over time.

The following is a summary of the contractual clinical trials discussed below as of September 30, 2023:

Description of Clinical Trial	Type of Clinical Trial	Institution	Estimated Start Date	Estimated End Date	Number of Patients in Trial	Study Objective	Clinical Update	NCT No.

LB-100 combined with carboplatin, etoposide and atezolizumab in small cell lung cancer	Phase 1b	City of Hope and Sarah Cannon	March 2021	March 2026	14 to 36	Determine RP2D	Three patients entered	NCT04560972

LB-100 combined with doxorubicin in sarcoma	Phase 1b	GEIS	June 2023	June 2024	9 to 18	Determine MTD and RP2D	One patient entered	NCT05809830

Doxorubicin with or without LB-100 in sarcoma	Randomized Phase 2	GEIS	July 2024	June 2026	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	NCT05809830

LB-100 combined with dostarlimab in ovarian clear cell carcinoma	Phase 1b/2	MD Anderson	March 2024	December 2025	21	Determine the survival of patients with ovarian clear cell carcinoma	No patients entered at September 30, 2023	NCT06065462

Moffitt. Effective August 20, 2018, the Company entered into a five-year Clinical Trial Research Agreement with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”). Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (MDS).

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

During the three months ended June 30, 2023, the Phase 1b/2 clinical trial at Moffitt evaluating LB-100 in patients with MDS was closed by the principal investigator. In this clinical trial, single agent LB-100 was used on a new schedule of days 1, 3, and 5 every 3 weeks. The Company is not employing this schedule in its other clinical trials. Although the Maximally Tolerated Dose (“MTD”) was not achieved, there was no dose-limiting toxicity on this schedule at doses that were greater than the MTD in the Phase 1 clinical trial of LB-100 on the Monday, Tuesday, Wednesday schedule.

During the three months ended September 30, 2023 and 2022, the Company incurred costs of $0 and $9,218, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $0 and $18,623, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2023, total costs of $131,074 have been incurred pursuant to this agreement.

The Company has decided not to pursue further studies in MDS, as other opportunities have become available (see “Patent and License Agreements - Moffitt” below).

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two years. As advanced sarcoma is a very aggressive disease, the design of the study assumes a median progression free survival (“PFS”, no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

As of September 30, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to September 30, 2023 may be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b section of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial, and subject to clinical results, anticipates that it will be able to proceed to a related Phase 2 study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended September 30, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $268,829 and $0, respectively, pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through September 30, 2023, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,423,000 as of September 30, 2023, which is expected to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved but marginally effective regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free-survival and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add additional sites. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company currently expects that this clinical trial will be completed by March 31, 2026.

In early July 2023, the Company was notified that one of three centers accruing patients to its Phase 1b clinical trial in small cell lung cancer had a shortage of carboplatin and as a result the clinical trial was placed on a temporary enrollment hold. This matter was resolved and the temporary enrollment hold was lifted in late July 2023.

During the three months ended September 30, 2023 and 2022, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2023, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of September 30, 2023, which is expected to be incurred through March 31, 2026. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

Theradex. On June 22, 2023, the Company finalized a work order agreement with Theradex Systems, Inc. (“Theradex”), an international contract research organization (“CRO”), to conduct a Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by June 30, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months and nine months ended September 30, 2023, the Company incurred costs of $$3,750 and 10,000, respectively, pursuant to this work order. As of September 30, 2023, total costs of $10,000 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $144,000 as of September 30, 2023, which is expected to be incurred through June 30, 2026.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (“NCI”) initiated a glioblastoma (“GBM”) pharmacologic clinical trial. This study was being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with some further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor, LB-100, has been found to enhance the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain has not been determined. Many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors received one dose of LB-100 prior to surgery and had blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors showed the biochemical changes expected to be present if LB-100 reached its molecular target. As a result of the innovative design of the NCI study, it was believed that data from a few patients would be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Five patients were entered into this study and analysis of the blood and tissue has been conducted. If there is clinical evidence in at least two of the patients of penetration of LB 100 into tumor tissue, the study will be deemed as successful. Results of this study are currently being reviewed by the NCI and a report is pending.

MD Anderson Cancer Center Trial. On September 20, 2023, the Company announced a Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to the programmed death receptor-1 (“PD-1”)-blocking monoclonal antibody of GSK plc (“GSK”), dostarlimab, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and will be conducted at MD Anderson, and will also be open at Northwestern University’s Robert H. Lurie Comprehensive Cancer Center. The Company will provide LB-100 and GSK will provide dostarlimab and financial support for the clinical trial.

Clinical Trial Monitoring Agreements

Moffitt. On September 12, 2018, the Company finalized a work order agreement with Theradex (“CRO”), to monitor the Phase 1b/2 clinical trial being managed and conducted by Moffitt. The clinical trial began in April 2019 and the first patient was entered into the clinical trial in July 2019.

The costs of the Phase 1b/2 clinical trial being paid to or through Theradex have been recorded and charged to operations based on periodic documentation provided by the CRO. During the three months ended September 30, 2023 and 2022, the Company incurred costs of $566 and $11,953, respectively, pursuant to this work order. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $20,850 and $19,792, respectively, pursuant to this work order. As of September 30, 2023, total costs of $148,138 have been incurred pursuant to this work order agreement.

As a result of the closure of the Company’s Clinical Trial Research Agreement with Moffitt during the three months ended June 30, 2023 (see “Clinical Trial Agreements – Moffitt” above), this work order agreement with Theradex to monitor the Clinical Trial Research Agreement with Moffitt was similarly suspended, although nominal oversight trailing costs subsequent to September 30, 2023 are expected to be incurred relating to the closure of the Moffitt study.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended September 30, 2023 and 2022, the Company incurred costs of $4,500 and $7,731, respectively, pursuant to this work order. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $15,740 and $23,466, respectively, pursuant to this work order. As of September 30, 2023, total costs of $74,181 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $262,000 as of September 30, 2023, which is expected to be incurred through March 31, 2026.

Patent and License Agreements

Moffitt. Effective August 20, 2018, the Company entered into an Exclusive License Agreement with Moffitt. Pursuant to the License Agreement, Moffitt granted the Company an exclusive license under certain patents owned by Moffitt (the “Licensed Patents”) relating to the treatment of MDS and a non-exclusive license under inventions, concepts, processes, information, data, know-how, research results, clinical data, and the like (other than the Licensed Patents) necessary or useful for the practice of any claim under the Licensed Patents or the use, development, manufacture or sale of any product for the treatment of MDS which would otherwise infringe a valid claim under the Licensed Patents. The Company was obligated to pay Moffitt a non-refundable license issue fee of $25,000 after the first patient was entered into a Phase 1b/2 clinical trial to be managed and conducted by Moffitt. The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. The Company was also obligated to pay Moffitt an annual license maintenance fee of $25,000 commencing on the first anniversary of the Effective Date and every anniversary thereafter until the Company commences payment of minimum royalty payments. The Company had also agreed to pay non-refundable milestone payments to Moffitt, which could not be credited against earned royalties payable by the Company, based on reaching various clinical and commercial milestones aggregating $1,897,000, subject to reduction by 40% under certain circumstances relating to the status of Valid Claims, as such term is defined in the License Agreement.

On October 4, 2023, the Company received a counter-signed termination letter dated September 29, 2023 with respect to the Exclusive License Agreement dated August 20, 2018 between the Company and Moffitt, effective September 30, 2023. The Company and Moffitt agreed that no termination fee shall be due or payable by the Company, and Moffitt acknowledged that no payments are owed by the Company under the Agreement.

During the three months and nine months ended September 30, 2023, the Company recorded credits to operations of $21,507 and $9,109, respectively, representing the reversal of obligations previously recorded with respect to the Exclusive License Agreement. During the three months and nine months ended September 30, 2022, the Company recorded charges to operations of $6,301 and $18,699, respectively, in connection with its obligations under the Exclusive License Agreement.

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with each of its executive officers at that time, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual cash compensation of $640,000, payable monthly. These employment agreements were automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022 and 2023.

On April 9, 2021, the Board of Directors increased the annual cash compensation of Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten under the employment agreements, such that the aggregate annual compensation for all officers increased to $775,000, effective May 1, 2021.

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. In addition, Mr. Forman is being provided an office allowance of approximately $1,500 per month through December 31, 2023.

On September 26, 2023, the Company entered into an employment agreement with Bastiaan van der Baan to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors with an annual salary of $150,000. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination as described in the employment agreement. Under the employment agreement, Mr. van der Baan’s annual may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined in the sole discretion of the Board of Directors. Mr. Van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023.

The aggregate annual cash compensation for all officers increased to $950,000, effective September 26, 2023, which has continued through September 30, 2023. As a result of Dr. Kovach’s death on October 5, 2023, aggregate annual compensation of all officers will decrease to $700,000 from that date forward.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2023 and 2022, respectively, and $12,000 and $12,000 for the nine months ended September 30, 2023 and 2022, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded charges to operations pursuant to this Collaboration Agreement of $30,000 and $30,000 for the three months ended September 30, 2023 and 2022, respectively, and $90,000 and $90,000 for the nine months ended September 30, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto. The Development Collaboration Agreement is intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company agreed to fund the study, at an approximate cost of 391,000 Euros and provide a sufficient supply of LB-100 to conduct the study.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and adds 250,000 Euros (approximately $263,000 at October 3, 2023) to the operating budget being funded by the Company.

During the three months ended September 30, 2023 and 2022, the Company incurred charges in the amount of $51,568 and $46,068, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred charges in the amount of $156,949 and $149,184, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2023, total costs of $416,356 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, as amended, less amounts previously paid to date, totaled approximately $316,000 as of September 30, 2023, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the three months ended September 30, 2023 and 2022, the Company incurred costs of $19,845 and $5,549, respectively, pursuant to this contract. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $27,028 and $25,902, respectively, pursuant to this work order. As of September 30, 2023, total costs of $241,841 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $84,000 as of September 30, 2023.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Nasdaq Listing

The Company’s common stock and the warrants are traded on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

In order to achieve compliance with the $1.00 minimum closing bid price requirement of the Nasdaq Capital Market, the Company held a special meeting of stockholders on May 26, 2023 to seek approval for an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued and outstanding shares of common stock. As a result of the approval of this amendment, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock effective on Friday, June 2, 2023. Commencing with the opening of trading on the Nasdaq Capital Market on Monday, June 5, 2023, the Company’s common stock began trading on a post-split basis under the same symbol LIXT. The Company subsequently received confirmation from Nasdaq that it had regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) and currently meets all other applicable criteria for continued listing.

However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum bid price requirement over time, or that it will be successful in maintaining compliance with any of the other Nasdaq continued listing requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

4.1	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

4.2	Form of Pre-Funded Common Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

4.3	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

10.1	Amendment to Contract between Lixte Biotechnology Holdings, Inc. and MRI Global effective April 17, 2023, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023

10.2	Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023

10.3*	Amendment No. 1 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 8, 2021

10.4	Amendment No. 2 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 13, 2023, filed as Exhibit 10.2 to the Company Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2023 (certain portions of this Exhibit have been omitted)

10.5*	Termination letter between H. Lee Moffitt Cancer Center and Research Institute, Inc. and the Company dated October 4, 2023 and effective as of September 30, 2023

10.6	Employment Agreement between the Company and Bastiaan van der Baan effective as of September 26, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 27, 2023

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 9, 2023	By:	/s/ BASTIAAN VAN DER BAAN
Bastiaan van der Baan
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial and Accounting Officer)

