Form 10-K
period 2023-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2024-03-19
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,125,215.

The Company had 2,249,290 shares of common stock, $0.0001 par value, issued and outstanding as of March 1, 2024.

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

PART I

ITEM 1. BUSINESS

Company Overview

The Company is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by developing a drug class called Protein Phosphatase 2A inhibitors. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, used in combination with cytotoxic agents and/or x-ray, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

Description of Business

Most cancer patients are treated with either chemotherapy or immunotherapy or both. These therapies often have limited benefit and there is a high unmet medical need to enhance their effects. In many preclinical models we have shown that LB-100 enhances the effect of both chemotherapy and Immunotherapy

LB-100, a small molecule potent inhibitor of PP2A was designed and developed by the Company. Numerous preclinical studies have documented that LB-100 potentiates most if not all anti-cancer drugs that damage DNA. LB-100 is not associated with any increase in cytotoxicity when given with cytotoxic drugs. This synergy involves transient interruption of several DNA damage repair pathways by LB-100 and an increase in cell division rate. LB-100 has FDA Investigational New Drug status in the US and Investigational Medicinal Product Dossier approval in the European Union.

In its initial Phase 1 clinical trial, LB-100 given alone daily for 3 days was non-toxic, except for a transient increase in serum creatinine believed to be caused by inhibition of PP2A in the renal tubules. In the Phase 1 clinical trial, the Maximally Tolerated Dose (“MTD”) was 2.33mg/m2 daily for 3 days every 3 weeks. Of the 25 patients with heavily-treated advanced solid tumors with measurable disease, 3 patients had stable disease for 2 cycles, 3 patients had stable disease for 4 cycles, and 3 patients had stable disease for 6 cycles. One patient with pancreatic cancer had a partial response after 12 cycles lasting 534 days.

Based on the DNA damage enhancing effect of PP2A inhibition with LB-100, the Company initiated a study in Advanced Soft Tissue Sarcoma (“ASTS”) with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”) for a collaborative clinical trial in Madrid, Spain.

Low doses of LB-100 have now been shown to enhance immune checkpoint inhibition (“ICI”) by several different mechanisms affecting the tumor compartment and immune T-cell compartment. LB-100 increases CD8+T-cell infiltration and CD8-Treg ratio, CD8+T-cell proliferation, and cytokine production induces microsatellite instability, neoantigen production and immune responsiveness, converting immunologically “cold” to “hot” cancers.

Ovarian clear cell carcinoma patients with inactivating mutations in PPP2R1A, a gene coding for a scaffold component of PP2A, and treated with immune checkpoint inhibitors, were recently found to have markedly longer survival than patients without the mutation in their cancers. Retrospective reviews of patients with a variety of cancers treated with ICI or chemotherapy show much longer survival of ICI-treated patients with a PPP2R1A mutation in their tumors.

1.00
0.80
0.60
0.40
0.20
0.00
Overall survival
p = 0.018
PPP2R1-
PPP2R1+
0
12
24
36
48
60
Months Since Study Registration

N at risk (Events)

PPP2R1-	21	(12)	9	(4)	1	(0)	1	(0)	0	(0)	0
PPP2R1+	7	(1)	5	(0)	3	(0)	3	(0)	1	(0)	1

Based on the observations in ovarian clear cell carcinoma, the Company has initiated a clinical trial in this disease combining LB-100 with a monoclonal antibody blocking PD-1, a protein found on T-cells (NCT06065462). Further, in an ongoing Phase 1b clinical trial in previously untreated patients with small cell lung cancer, LB-100 is being escalated with a combination of full dose carboplatin, etoposide, and atezolizumab (NCT04560972). This clinical trial is being sponsored and conducted at the City of Hope National Medical Center in Duarte, California.

Given these preclinical and clinical observations, it is likely that LB-100 may be a general way to enhance immunotherapy responses.

The research on the LB-100 series was initiated in 2006 under a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Neurologic Disorders and Stroke or NINDS of the National Institutes of Health or NIH dated March 22, 2006 that was subsequently extended through a series of amendments until it terminated on April 1, 2013.

The Company has also designed and developed the LB-200 series, which consists of histone deacetylase inhibitors (HDACi). LB-200 has not advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of our focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, we have decided not to actively pursue the preclinical development of our LB-200 series of compounds at this time.

Clinical Trial Agreements

Spanish Sarcoma Group Collaboration Agreement

Effective July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”), Madrid, Spain, to carry out a study entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information with respect to the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (“ASTS”). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little improvement in survival from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the anti-tumor activity of doxorubicin without apparent increases in toxicity.

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two to four years. The Phase 1 portion of the study began in the quarter ended June 30, 2023 to determine the recommended Phase 2 dose of the combination of doxorubicin and LB-100. As advanced sarcoma is a very aggressive disease, the design of the Phase 2 portion of the study assumes a median progression-free survival (“PFS”), no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b portion of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial, and subject to clinical results, anticipates that it will be able to proceed to a related Phase 2 study.

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

Clinical Research Support Agreement with the City of Hope National Medical Center

Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add additional sites. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability, and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company currently expects that this clinical trial will be completed by March 31, 2026.

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

MD Anderson Cancer Center Clinical Trial

On September 20, 2023, the Company announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. The Company is providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, the Company announced the entry of the first patient into this clinical trial. The Company currently expects that this clinical trial will be completed by July 31, 2025.

National Cancer Institute Pharmacologic Clinical Trial

In May 2019, the National Cancer Institute (NCI) initiated a glioblastoma (GBM) pharmacologic clinical trial. This study was being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company being required to provide the LB-100 clinical compound.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with little further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor, LB-100, has been found to enhance the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain was not known. Many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors received one dose of LB-100 prior to surgery and had blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors showed the biochemical changes expected to be present if LB-100 reached its molecular target. As a result of the innovative design of the NCI study, it was believed that data from a few patients would be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Blood and brain tumor tissue were analyzed from seven patients after intravenous infusion of a single dose of LB-100. Results of the investigation demonstrated that there was virtually no entry of LB-100 into the brain tumor tissue. Accordingly, alternative methods of drug delivery will be required to determine if LB-100 has meaningful clinical anti-cancer activity against glioblastoma multiforme and other aggressive brain tumors.

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

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilized LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS.

The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. During the year ended December 31, 2023, the clinical trial was closed. In this clinical trial, single agent LB-100 was used on a new schedule of days 1, 3, and 5 every 3 weeks. Although the MTD was not achieved, there was no dose-limiting toxicity on this schedule at doses that were greater than the MTD in the Phase 1 clinical trial of LB-100 on the Monday, Tuesday, Wednesday schedule.

Patent and License Agreements

National Institute of Health

Effective February 23, 2024, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institute of Neurological Disorders and Stroke (“NINDS”) and the National Cancer Institute (“NCI”), each an institute or center of the National Institute of Health (“NIH”). Pursuant to the License Agreement, the Company has licensed exclusively NIH’s intellectual property rights claimed for a Cooperative Research and Development Agreement (“CRADA”) subject invention co-developed with the Company, and the licensed field of use, which focuses on promoting anti-cancer activity alone, or in combination with standard anti-cancer drugs. The scope of this clinical research extends to checkpoint inhibitors, immunotherapy, and radiation for the treatment of cancer. The License Agreement is effective, and shall extend, on a licensed product, licensed process, and country basis, until the expiration of the last-to-expire valid claim of the jointly owned licensed patent rights in each such country in the licensed territory, unless sooner terminated.

The License Agreement contemplates that the Company will seek to work with pharmaceutical companies and clinical trial sites (including comprehensive cancer centers) to initiate clinical trials within timeframes that will meet certain benchmarks. Data from the clinical trials will be the subject of various regulatory filings for marketing approval in applicable countries in the licensed territories. Subject to the receipt of marketing approval, the Company would be expected to commercialize the licensed products in markets where regulatory approval has been obtained.

Moffitt Cancer Center

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

Other Significant Agreements and Contracts

Netherlands Cancer Institute

On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto. The Development Collaboration Agreement is intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company agreed to fund the study and provide a sufficient supply of LB-100 to conduct the study. On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities and extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026.

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by NKI.

Potential Future Clinical Trials

Our objective is to initiate a Phase 1b/2 clinical trial of LB-100 in combination with immunotherapy. Our ability to conduct such a clinical trial, and possibly other clinical trials, is dependent on the conclusion and results of our ongoing clinical trials and is subject to the availability of additional financial resources. The clinical trial would study the ability of LB-100 to enhance the effectiveness of an immunoblocker by adding LB-100 in treatment of one of several cancers in which immunotherapy alone has modest activity.

The Phase 1b/2 clinical trial in LB-100 plus a PD-1 blocker in yet to be specified solid tumors would require additional financing in excess of that currently budgeted and/or partnering relationships with other pharmaceutical companies. From time to time, we engage in discussions with various parties with respect to financing clinical trials evaluating the benefit of adding LB-100 to immunotherapy. There can be no assurance that we will be able to obtain such financing and/or partnering relationships on acceptable terms or at all. Our longer-term objective is to secure one or more strategic partnerships with pharmaceutical companies with major programs in cancer research and drug development.

Intellectual Property

Our products will ultimately be based on our intellectual property and are expected to be covered by our patents. These patents now cover sole rights to the composition and synthesis of our LB-100 series of drugs, which is the Company’s lead clinical compound in development. The Company has filed patent applications covering the treatment of cancer with LB-100. The Company has also filed joint patent applications with the NIH and the Netherlands Cancer Institute for the treatment of cancer using LB-100 in combination with other drugs, including, but not limited to, immune checkpoint inhibitors and WEE1 inhibitors.

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

Because we do not plan to allocate resources to further develop our LB-200 series of drug candidates, we decided to abandon patents that cover sole rights to the composition and synthesis of the LB-200 series of drugs, with coverage of the LB-200 series now limited to maintenance of those patents issued in the United States. We also decided to abandon patents that cover rights in treating other diseases than cancer, including, but not limited to, diabetes, neurodegenerative disease and reperfusion injury.

The Company strives to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of its business, including seeking, maintaining, and defending its patent rights, which are owned solely by our wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc., except in several  instances where they are jointly owned with one of our collaborators. The Company also relies on trade secrets relating to its proprietary pipeline of product candidates and on know-how and continuing technological innovation to develop and strengthen its pipeline. The Company intends to rely on regulatory protection afforded by regulatory agencies through data exclusivity, market exclusivity, and patent term extensions, where available.

The Company’s success will depend in large part on its ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to its business; defend and enforce its patents; preserve the confidentiality of its trade secrets; and operate without infringing valid and enforceable patents or proprietary rights of third parties. The Company’s ability to stop third parties from making, using, selling, offering to sell, or importing our technology may depend on the extent to which the Company has rights under valid and enforceable licenses, patents, or trade secrets that cover these activities. In some cases, enforcement of these rights may depend on cooperation of the owners of our jointly owned patents and patent applications.

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

The patent portfolios for the Company’s most important programs involving the development of the LB-100 series are summarized and presented below, along with related information, as of December 31, 2023, followed by a detailed listing of U.S. and non-U.S. patents that have been issued. The projected patent expiration dates assume that that all required maintenance or annuity fees for the patents are timely paid and that a court or agency does not determine that the patents are invalid or unenforceable.

In September 2023, the Company appointed a new President and Chief Executive Officer, who, with the assistance of the Company’s management, Board of Directors and patent legal counsel, conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to balance patent prosecution costs with intellectual property protection benefits. As a result, the Company identified certain patent filings that it does not intend to continue to support in 2024 and thereafter.

LB-100. The Company’s lead compound LB-100 is covered by U.S. Patent Nos. 8,822,461 and 7,998,957, which are solely owned by Lixte Biotechnology, Inc., the Company’s wholly-owned subsidiary. These patents are projected to expire in 2030 or 2028, exclusive of any available patent term extension. Counterpart non-U.S. patents are projected to expire in 2028. Pharmaceutical compositions of LB-100 are covered by U.S. Patent Nos. 10,532,050, 10,023,587 and 8,822,461, which are solely owned by Lixte Biotechnology, Inc. These patents and their non-U.S. counterparts are projected to expire in 2034 or 2028, exclusive of any available patent term extension.

LB-100 Combination Therapy with a Checkpoint Inhibitor. LB-100 combination therapy with a checkpoint inhibitor for treating cancer is covered by a pending U.S. patent application and by non-U.S. patents and patent applications. These patents and patent applications are jointly owned by Lixte Biotechnology, Inc., and The United States of America, as represented by the Secretary, Department of Health and Human Services. These patents and patents issuing from these patent applications are projected to expire in 2037, exclusive of any patent term extension.

LB-100 Combination Therapy with Carboplatin, Etoposide and Atezolizumab. LB-100 combination therapy with carboplatin, etoposide and atezolizumab for treating small-cell lung cancer is covered by pending U.S., and non-U.S.  patent applications that are solely owned by Lixte Biotechnology, Inc. Patents issuing from these patent applications are projected to expire in 2041, exclusive of any patent term extension.

LB-100 Combination Therapy with Another Investigational Compound. LB-100 combination therapy with one of several other investigational compounds for treating cancer, or preventing, inhibiting or reducing risk of metastasis of the cancer, is covered by pending U.S. and non-U.S. patent applications that are jointly owned by Lixte Biotechnology, Inc., and Stichting Het Nederlands Kanker Instituut – Antoni Van Leeuwenhoek Ziekenhuis. Patents issuing from these patent applications are projected to expire in 2043, exclusive of any patent term extension.

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

LB-100 Prodrugs and Analogs. LB-100 prodrugs and analogs are covered by U.S. Patent Nos. 10,618,908, 9,988,394, 8,822,461, 8,227,473 and 7,998,957, which are solely owned by Lixte Biotechnology, Inc. These patents and their non-U.S. counterparts are projected to expire in 2036, 2030 or 2028, exclusive of any patent term extension. Pharmaceutical compositions of LB-100 prodrugs or analogs are covered by U.S. Patent Nos. 11,931,354 ,11,236,102, 10,532,050, 10,023,587, 8,822,461, 8,227,473 and 7,998,957, which are solely owned by Lixte Biotechnology, Inc. These patents and their non-U.S. counterparts are projected to expire in 2034, 2030 or 2028, exclusive of any patent term extension.

Our portfolio of solely or jointly owned U.S. and non-U.S. issued patents is summarized below . We have additional U.S. and non-U.S. patent applications pending.

LB-100 Series of Compounds - Phosphatase Inhibitors – Composition and Use in Cancer Treatment

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Issue/Grant Date	Expiration Date

AU 2008214299	1/19/2014	2/6/2028
CA 2,676,422	10/16/2018	2/6/2028
CN 101662939	11/25/2015	2/6/2028
CN 103788108	4/12/2017	2/6/2028
EP 2124550	4/19/2017	2/6/2028
EA 023804	7/29/2016	2/6/2028
JP 5693850	4/1/2015	2/6/2028
US 7,998,957	8/16/2011	2/20/2030
US 8,426,444	4/23/2013	2/6/2028
US 8,227,473	7/24/2012	3/11/2030
US 8,541,458	9/24/2013	7/17/2029
US 8,822,461	9/2/2014	2/6/2028
US 9,079,917	7/14/2015	2/6/2028
US 10,023,587	7/17/2018	2/6/2028
US 10,399,993	9/3/2019	2/6/2028

Formulations of Oxabicycloheptanes and Oxabicycloheptenes

Patent	Issue/Grant Date	Expiration Date

AU 2014251087	5/2/2019	4/8/2034
CN 105209036	10/26/2018	4/8/2034
IL 241945	4/30/2019	4/8/2034
US 10,532,050	1/14/2020	7/5/2034
US 11,931,354	3/19/2024	4/8/2034

Process of Synthesizing 3-(4-Methylpiperazine-1-Carbonyl)-7-Oxabicyclo [2.2.1] Heptane-2-Carboxylic Acid

Patent	Issue/Grant Date	Expiration Date

US 9,994,584	6/12/2018	10/14/2035

Protein Phosphatase 2A Inhibitors for Treating Myelodysplastic Syndromes

Patent	Issue/Grant Date	Expiration Date

JP 6453441	1/16/2019	7/23/2035
US 10,071,094	9/11/2018	7/23/2035
US 10,434,100	10/8/2019	7/23/2035

Oxabicycloheptane Prodrugs

Patent	Issue/Grant Date	Expiration Date

AU 2016263079	8/15/2019	5/12/2036
EP 3294287	4/8/2020	5/12/2036
IL 255516	2/27/2020	5/12/2036
US 9,988,394	6/5/2018	5/13/2036
US 10,364,252	7/30/2019	5/13/2036
US 10,618,908	4/14/2020	5/13/2036

The Market

Anti-Cancer Drugs

We believe that the mechanism by which compounds of the LB-100 series affects cancer cell growth is different from cancer agents currently approved for clinical use. Lead compounds of the LB-100 series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, lead compounds of the LB-100 series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in animal models. The enhancement of anti-cancer activity of these commonly-used anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that when combined with standard anti-cancer regimens against many tumor types, LB-100 will improve therapeutic benefit without unacceptable toxicity in humans.

Marketing Plan

Our primary goal to date has been to take our primary compound, LB-100, through Phase 2 clinical trials evaluating whether LB-100 will enhance anti-cancer therapies. Because of the novelty and spectrum of activity of LB-100, we believe it is reasonably likely we may find a partner in the pharmaceutical industry with interest in this compound at some stage of its clinical development. However, we would prefer to delay the partnering/licensing decision until the potential value of our products are augmented by demonstrating there is no impediment to clinical evaluation and a therapeutic dose level is determined in clinical trials. Demonstration of clinical usefulness would be expected to substantially increase the value of our product.

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

Employees and Human Capital Resources

As of March 1, 2024, we had three full-time officer/employees and one part-time officer/employee. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key personnel and our ability to attract highly skilled employees. We provide our employees with opportunities for equity ownership.

Facilities

As of March 1, 2024, we do not operate any facilities. We contract out research and development activities, drug production, and drug storage to various commercial laboratories, drug manufacturers and storage facilities.

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

The FDA also requires that an independent review body consider the benefits and risks of a clinical trial and grant approval for the proposed study including selecting of initial doses, plans for escalation of dose, plans for modification of dose if toxicity is encountered, plans for monitoring the wellbeing of individuals participating in the study, and for defining and measuring, to the extent possible, any untoward effects related to drug administration. Serious adverse effects, such as life-threatening toxicities and death, are immediately reportable to the review body and to the FDA. To minimize risk when studying a new drug, the initial dose is well below that expected to cause any toxicity. No more than three patients are entered at a given dose. In general, a dose is not escalated within an individual patient. Once safety is established by the absence of toxicity or low toxicity in a group of three patients, a planned higher dose is then evaluated in a subsequent group of three individuals and so on until dose-limiting toxicity is encountered. The dose level producing acceptable toxicity is then selected as the dose level to be evaluated in Phase 2 trials. Thus, the goal of Phase 1 studies is to determine the appropriate dose level for evaluation of drug efficacy in patients with cancer.

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

In addition, as we intend to market our products in international markets, we will be required to obtain separate regulatory approvals from the European Union and many other foreign jurisdictions. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Legal Proceedings

The Company may be subject to legal claims and actions from time to time as part of its business activities. We are not currently subject to any threatened or pending lawsuits, legal claims or legal proceedings.

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

A key element of our strategy is to develop LB-100 in combination with other anti-cancer therapies to treat cancer. We are seeking to do so through our internal research programs or strategic partnerships. A significant portion of the research and development that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates or to develop them require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified or proven successful. Our research programs might initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for the following reasons:

●	the research methodology used might not be successful in identifying potential product candidates; or

●	product candidates for drugs might on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

If we are unable to discover suitable potential product candidates, develop additional delivery technologies through internal research programs or strategic partnerships, or in-license suitable products or delivery technologies on acceptable business terms, our business prospects will suffer. Even if we discover additional product candidates, new clinical trials of one or more additional drug candidates may show that these product candidates are unsafe or ineffective.

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then design novel compounds to attack those threats. We do not have any products approved by a regulatory authority and have not generated any revenue from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2023 and 2022, we reported a net loss of $5,087,029 and $6,312,535, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $48,481,728 and $43,394,699, respectively.

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

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has experienced negative operating cash flows since inception, and management has determined that substantial doubt exists about the Company’s ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023. This going concern opinion could materially limit our ability to raise additional funds through the sale of equity securities in the future, and subsequent reports by our independent registered public accounting firm on our consolidated financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our lead product candidate, LB-100. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect that our existing cash resources as of December 31, 2023 will provide sufficient working capital resources to fund our operations, including our clinical trial programs with respect to the development of our lead anti-cancer clinical compound LB-100, through approximately September 30, 2024. Our existing cash resources will not be sufficient to complete development of and obtain regulatory approval for our lead product candidate, and we will need to raise significant additional capital to be able to continue our efforts in this regard. The Company estimates that it will need to raise additional capital to fund its operations by mid-2024, including its various clinical trial commitments, to be able to proactively manage its current business plan during the remainder of 2024 and during 2025. In addition, our operating plan might change as a result of many factors currently unknown to us, including possible additional clinical trials, and we might need additional funds sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Currently, we do not generate any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our lead product candidate, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including our lead product candidate, LB-100, and any other product candidates that we might develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

●	successfully complete development activities, including the necessary clinical trials;

●	complete and submit a New Drug Application (“NDA”) to the FDA and obtain U.S. regulatory approval for an indication for which there is a commercial market;

●	complete and submit applications to foreign regulatory authorities;

●	obtain regulatory approval in territories with viable market sizes;

●	obtain coverage and adequate reimbursement from third parties, including government and private payors;

●	set commercially viable prices for our intended product, if any;

●	establish and maintain supply and manufacturing relationships with reliable third parties and/or build our own manufacturing facility and ensure adequate, legally and globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

●	develop distribution processes for our lead product candidate;

●	develop commercial quantities of our lead product candidate, once approved, at acceptable cost levels;

●	obtain additional funding, if required to develop and commercialize our lead product candidate;

●	develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves, in the markets in which we choose to commercialize on our own;

●	achieve market acceptance of one or more of our intended products;

●	attract, hire and retain qualified personnel; and

●	protect our rights in our intellectual property portfolio.

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

At December 31, 2023, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $28,111,000 and $32,617,000, respectively. Federal net operating losses from tax years preceding 2018, if not utilized earlier, expire through 2038. Federal net operating losses generated in a tax year beginning after 2017 have an indefinite carryforward period, but the deductibility of such federal NOL’s may be limited.

The state net operating loss carryovers include approximately $19,141,000 that were incurred in the State of New York and approximately $13,476,000 that were incurred in the State of California, which are subject to various restrictions and limitations.

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

We are a clinical-stage biopharmaceutical company with a lead product candidate in clinical development. The success of our lead product candidate will depend on several factors, including the following:

●	designing, conducting and successfully completing preclinical development activities, including preclinical efficacy and IND-enabling studies, for our lead product candidate or product candidates that we might, in the future, in-license or acquire;

●	designing, conducting and completing clinical trials with positive results for our lead product candidate;

●	receipt of regulatory approvals from applicable authorities;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our lead product candidate;

●	making arrangements with third party manufacturers, receiving regulatory approval of our manufacturing processes and our third party manufacturers’ facilities from applicable regulatory authorities and ensuring adequate supply of drug product;

●	manufacturing our lead product candidate at an acceptable cost;

●	effectively launching commercial sales of our lead product candidate, if approved, whether alone or in collaboration with others;

●	achieving acceptance of our lead product candidate, if approved, by patients, the medical community and third party payors;

●	effectively competing with other therapies;

●	if our lead product candidate is approved, obtaining and maintaining coverage and adequate reimbursement by third party payors, including government payors, for our lead product candidate;

●	complying with all applicable regulatory requirements, including FDA current Good Clinical Practices (“GCP”), Current Good Manufacturing Practices (“CGMP”), and standards, rules and regulations governing promotional and other marketing activities;

●	maintaining a continued acceptable safety profile of the lead product candidate during development and following approval.

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

Many factors might affect our ability to identify, enroll and maintain qualified patients, including the following:

●	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

●	design of the clinical trial;

●	size and nature of the patient population;

●	patients’ perceptions as to risks and benefits of the lead product candidate under study and the participation in a clinical trial generally in relation to other available therapies, including any new drugs that might be approved for the indications we are investigating;

●	the availability and efficacy of competing therapies and clinical trials;

●	pendency of other trials underway in the same patient population;

●	willingness of physicians to participate in our planned clinical trials;

●	severity of the disease under investigation;

●	proximity of patients to clinical sites;

●	patients who are noncompliant or do not otherwise complete the trials; and

●	issues with a contract research organization (a “CRO”) and/or with other vendors that are involved with our clinical trials.

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

We might experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or another regulatory agency will not put clinical trials of our lead product candidate on hold in the future. Clinical trials might be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a foreign regulatory authority on a clinical trial design that we are able to execute;

●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a trial;

●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

●	withdrawal of clinical trial sites from our clinical trials or the ineligibility of a site to participate in our clinical trials;

●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

●	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

●	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

●	failure of our third party clinical trial managers, CROs, clinical trial sites, contracted laboratories or other third party vendors to satisfy their contractual duties, meet expected deadlines or return trustworthy data;

●	delay or failure in adding new trial sites;

●	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;

●	alteration of trial design necessitated by re-evaluation of design assumptions based upon observed data;

●	feedback from the FDA, the IRB or a foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a trial;

●	a decision by the FDA, the IRB, a foreign regulatory authority, or us to suspend or terminate clinical trials at any time for safety issues or for any other reason;

●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

●	failure to demonstrate a benefit from using a product candidate;

●	difficulties in manufacturing, obtaining, from one or more third parties, or qualifying sufficient quantities of a product candidate to start or to use in clinical trials;

●	lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties; or

●	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical trial.

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

We have entered into an agreement to conduct a clinical trial in Spain. Consequently, we will also be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

●	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

●	more stringent privacy requirements for data to be supplied to our operations in the United States, but generated outside of the United States, e.g., General Data Protection Regulation in the European Union;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign countries, economies or markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding or payroll taxes;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions or events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), sanctions, war and terrorism.

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

We have not obtained regulatory approval for our lead product candidate, and it is possible that our lead product candidate or any future product candidates will not obtain regulatory approval, for many reasons, including:

●	disagreement with the regulatory authorities regarding the scope, design or implementation of our clinical trials;

●	failure to demonstrate that a product candidate is safe and effective for our proposed indication;

●	failure of clinical trials to meet the level of statistical significance required for approval;

●	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	disagreement with our interpretation of data from preclinical studies or clinical trials;

●	the insufficiency of data collected from clinical trials of our lead product candidate to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

●	failure to obtain approval of our manufacturing processes or facilities of third party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or

●	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Effective September 26, 2023, Bas van der Baan, a director of the Company since June 17, 2022, replaced the Company’s founder, Dr. John S. Kovach, as President and Chief Executive Officer. Dr. Kovach passed away on October 5, 2023. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors. Dr. Kovach was also the Company’s Chief Scientific Officer.

Although our success depended, in part, on the continued availability and contributions of Dr. Kovach, we were able to replace Dr. Kovach on a timely basis with a qualified replacement in Mr. van der Baan. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work is critical to our success. Our inability to attract or retain qualified personnel or advisors in the future could significantly weaken our management, harm our ability to compete effectively, and harm our business. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we might be unable to attract and retain qualified personnel necessary for the development of our business.

Additionally, we employ Dr. James S. Miser on a half-time basis as Chief Medical Officer, and we promoted Eric J. Forman to Vice President and Chief Operating Officer on November 6, 2022. We believe that Dr. Miser and Mr. Forman, led by Mr. van der Baan as President and Chief Executive Officer, are capable of managing the Company’s research and clinical activities.

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

Dr. Miser is experienced in the design and conduct of early stage clinical trials. However, we expect to rely on collaborative partners and CROs for their performance and management of clinical trials of our product candidates.

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

Any regulatory approval to market a product might be subject to limitations on the indicated uses for which we, or our collaborative partners, may market the product. These limitations might restrict the size of the market for the product and affect reimbursement by third party payors. In addition, regulatory agencies might not grant approvals on a timely basis or might revoke or significantly modify previously granted approvals.

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

Likewise, we will rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events as those described previously relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or misappropriation or disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our lead product candidate could be delayed or altogether terminated.

Our failure to find third party collaborators to assist or share in the costs of product development could materially harm our business, financial condition or results of operations.

Our strategy for the development and commercialization of our proprietary product candidates might include the formation of collaborative arrangements with third parties. We have entered into a number of agreements with third parties as described elsewhere in this document. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and might not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions, government agencies and other entities. Third party collaborators may assist us in:

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

Our employees, consultants, collaborators or contractors have been previously employed at universities or third party pharmaceutical companies, including our actual or possible competitors, and received confidential and proprietary information from them. Although we try to ensure that our employees, consultants, collaborators or contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees, consultants, collaborators or contractors, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any former employer. We might also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. We might not be successful in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and reputational loss and be a distraction to our business.

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

Our patents and patent applications are owned solely by our wholly-owned subsidiary, Lixte Biotechnology, Inc., except in several  instances where they are jointly owned with one of our collaborators.

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

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us, solely or jointly with one of our collaborators, we might be required to participate in an interference or derivation proceeding declared or instituted by the United States Patent and Trademark Office, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future protection for our proprietary rights is uncertain. For example:

●	we, solely or jointly with our collaborators, might not have been the first to make the inventions covered by our pending or future patent applications;

●	we, solely or jointly with our collaborators, might not have been the first to file patent applications for these inventions;

●	others might independently develop identical, similar or alternative technologies;

●	it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;

●	we might be unaware of prior art that renders one or more of our patent applications unpatentable or one or more of our patents invalid;

●	a court might determine that we failed to disclose to a patent office prior art that we were aware of and that is material to patentability and, therefore, conclude that one or more of our patents are unenforceable;

●	any patents under which we hold rights might not cover commercially viable products, might not provide us with any competitive advantages or might be challenged by one or more third parties as being not infringed, being invalid, or being unenforceable under United States or foreign laws;

●	a court or patent office might determine that two or more of our patents claim patentably indistinct subject matter, which could adversely affect one or more of the patents’ term, validity or enforceability;

●	a court or patent office might determine that one or more patents issued to us in the future or under which we hold rights are invalid or unenforceable; or

●	we might develop additional proprietary technologies that are not patentable and which might not be adequately protected through trade secrets or know-how.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our intended products or our product candidates, or manufacture or use of our intended products or our product candidates, will not infringe third party patents. Furthermore, a third party might claim that we are using without permission one or more inventions covered by the third party’s patent rights and might go to court to stop us from engaging in our normal operations and activities, including making, offering to sell or selling our product candidates. Still further a third party might go to court seeking judgment that our patents are invalid or unenforceable. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties might be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we might not have a viable way around the patent and might need to halt commercialization of the relevant product candidate. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. There is also a risk that a court would decide that one or more of our patents are invalid or unenforceable. In addition, we might be obligated to indemnify our licensors and collaborators against intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

We cannot guarantee that we have identified all third party patents or pending patent applications that are or might be necessary for the commercialization of our intended products and technologies in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our technologies and intended products could have been filed by others without our knowledge.

Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies or intended products. The scope of a patent claim is determined by the interpretation of the law, the words of a patent claim, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our intended products. We might incorrectly determine that our technologies or intended products are not covered by a third party patent or might incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant might be incorrect, and we might incorrectly conclude that a third party patent does not cover our technology or intended products, is invalid or is unenforceable. Our inability to identify or correctly interpret relevant patents might negatively impact our ability to develop or market our technologies or intended products. If we fail to identify or correctly interpret relevant patents, we might be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being liable for damages, we might be temporarily or permanently enjoined or otherwise prohibited from commercializing any of technologies or intended products that are held to be infringing. We might, if possible, also be forced to redesign intended products or product formulations so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

As the pharmaceutical or biotechnology industry expands and more patents are issued, the risk increases that our product candidates or intended products give rise to claims of infringement of the patent rights of others. There may be third party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, negotiate and obtain a license under reasonable terms to us or discontinue performing the allegedly infringing activities. We might not be able to do any of these. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we might incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we might be required to seek a license, which might not be available, and then we will have to defend an infringement action, challenge the validity of the patents in the USPTO or in court, or discontinue performing the allegedly infringing activities. Patent litigation is costly and time consuming. We might not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or fail to have infringed patents declared invalid or unenforceable, we might incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

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

Filing, prosecuting and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some jurisdictions outside the United States can be less extensive than those in the United States. And filing, prosecuting and defending patents even in only those jurisdictions in which we develop or commercialize our product candidates might be prohibitively expensive or impractical. Competitors might use our technologies in jurisdictions where we have not obtained patent protection to develop their own products or technologies and, further, may export otherwise infringing products or technologies to territories where we and have patent protection, but where enforcement is not as strong as that in the United States. These third party products or technologies might compete with our product candidates, and our intellectual property rights may not be effective or sufficient to prevent third parties from competing.

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

We might incur substantial costs prosecuting our patent applications, maintaining our patents and patent applications, enforcing our patents, defending against third party patent infringement suits, seeking invalidation of third party patents or in-licensing third party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

We might not have rights under some patents or patent applications that cover technologies that we use in our research, drug targets that we select, product candidates and particular uses thereof that we seek to develop and commercialize, as well as synthesis of our product candidates. Third parties might own or control these patents and patent applications in the United States and elsewhere. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore might choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses might not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights might be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or product candidate, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

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

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference or derivation proceeding declared or instituted before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our intended products, our product candidates and our technology, it is possible that we might become one in the future. We are not currently aware of any actual or reasonably foreseeable third party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the dispute forum, demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical and biotechnology related patent cases that might turn on the testimony of experts as to technical facts upon which experts might reasonably disagree. Some of our competitors might be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we might be enjoined from researching, developing, manufacturing or commercializing our intended products or our product candidates without a license from the other party and we might be held liable for significant damages. We might not be able to obtain any required license on commercially acceptable terms or at all.

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

Because issues of patentability involve complex legal and factual questions, the issuance, scope or enforceability of patents cannot be predicted with certainty. Patents can be challenged, invalidated, found unenforceable, or circumvented. United States patents and patent applications can be subject to interference or derivation proceedings. United States patents can also be subject to post grant proceedings, including re-examination, derivation, Inter Partes Review and Post Grant Review, in the United States Patent and Trademark Office. Foreign patents can be subject to opposition or comparable proceedings in corresponding foreign patent offices. Any of these challenges might result in loss of the patent, rejection of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, these proceedings can be costly. Thus, any patents that we own or license from others might not provide any protection against competitors. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we might file in the future, or those that we might license from third parties might not result in patents being issued. If issued, they might not provide us with proprietary protection or competitive advantages against competitors with similar or identical technology. Furthermore, others might independently develop similar technologies or duplicate any technology that we have developed. Some countries have compulsory licensing laws under which a patent owner might be compelled to grant licenses to third parties. For example, compulsory licenses might be required in cases such as where the patent owner has failed to “work” the invention in that country or where a third party has patented improvements. In addition, some countries might limit the enforceability of patents against government agencies or government contractors. In these countries, we might have limited infringement remedies, which could materially diminish the value of our patents. Moreover, the legal systems of some countries are less supportive of enforcement of patents, trade secrets and other intellectual property protection, than the United States, which might make it difficult to stop infringement in these countries.

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

Even if we obtain regulatory approval for our lead product candidate or any future product candidates, the products might not gain market acceptance among physicians, healthcare payors, patients or the medical community, including cancer treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications and patient populations for which the product candidate is approved;

●	acceptance by physicians, major cancer treatment centers and patients of the drug as a safe and effective treatment;

●	the adoption of novel immunotherapies by physicians, hospitals and third party payors;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	the safety of product candidates seen in a broader patient group, including our use outside the approved indications;

●	any restrictions on use together with other medications;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our intended product as well as competitive products;

●	the development of manufacturing and distribution processes for commercial scale manufacturing for our lead product candidate and any future product candidates;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement from third party payors and government authorities;

●	relative convenience and ease of administration; and

●	the effectiveness of our sales and marketing efforts and those of our collaborators.

If our lead product candidate and any future product candidates are approved but fail to achieve market acceptance among physicians, patients, healthcare payors or cancer treatment centers, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

Even if we are able to commercialize our lead product candidate or any future product candidates, the products might not receive coverage or adequate reimbursement from third party payors in the United States and in other countries in which we seek to commercialize our intended products, which could harm our business.

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such product and related treatments will be available from third party payors, including government health administration authorities, private health insurers and other organizations.

Third party payors determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third party payors might also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefit and value in specific patient populations before covering our intended product for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement might impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If reimbursement is not available or is available only at limited levels, we might not be able to successfully commercialize any product candidate for which we obtain regulatory approval.

There might be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage might be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, might also not be sufficient to cover our costs and might only be temporary. Reimbursement rates might vary according to the use of the drug and the clinical setting in which it is used, might be based on reimbursement levels already set for lower cost drugs and might be incorporated into existing payments for other services. Net prices for drugs might be reduced by mandatory discounts or rebates required by third party payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they might be sold at lower prices than in the United States. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third party payors can rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved product that we develop could have a material adverse effect on our operating results, ability to raise capital needed to commercialize our intended product and overall financial condition.

Healthcare legislative measures aimed at reducing healthcare costs might have a material adverse effect on our business and results of operations.

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our intended product profitably. In particular, in 2010, the Affordable Care Act (“ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

In some countries, we or our collaborators might be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or authorities might lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our intended product is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Risks Related to Healthcare Compliance Regulations

Our relationships with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings. If we or they are unable to comply with these provisions, we might become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, healthcare entities, third party payors and customers might expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that might constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our intended product. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that might affect our ability to operate include the following:

●	the federal healthcare Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment might be made under a federal healthcare program such as Medicare and Medicaid;

●	federal civil and criminal false claims laws, including the federal False Claims Act that can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

●	the federal physician sunshine requirements under the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which might apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and might require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and

●	state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. Although the Covid-19 outbreak has subsided, the extent to which the coronavirus pandemic may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

Significant disruptions of information technology systems, computer system failures or breaches of information and cyber security could adversely affect our business.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). The size and complexity of our information technology and information security systems, and those of our third party vendors with whom we might contract, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we intend to invest in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

As of March 1, 2024, we had three full-time officer/employees and one part-time officer/employee. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We might need to grow the size of our organization in order to support our continued development and potential commercialization of our lead product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources might increase. Our management, personnel and systems currently in place might not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressures and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, between Israel and Gaza, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Future adverse developments with respect to financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plans and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to conduct our business plans on schedule and on budget.

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

The Warrants are speculative in nature.

The Warrants offered in our November 2020 public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price. Specifically, holders of the Warrants may exercise their right to acquire the common stock and pay an effective exercise price of $57.00 per share, which is substantially in excess of the current market price of the Company’s common stock. Furthermore, each Warrant will expire five (5) years from the original issuance date. In the event our common stock price does not exceed the exercise price of the Warrants during the period when the Warrants are exercisable, the Warrants may not have any value.

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

July 20, 2023 sale of common stock and warrants.

In July 2023, we sold common stock and warrants to an institutional investor and raised gross proceeds of approximately $3,500,000. As part of this financing, the Company sold warrants to the institutional investor to purchase 583,334 shares of common stock. Each common warrant had an initial exercise price of $6.00 per share, was immediately exercisable upon issuance, and expires five years thereafter on July 20, 2028. The Company also issued warrants to the placement agent to purchase 35,000 shares of common stock at an exercise price of $6.60 per share and expiring on July 20, 2028.

The exercise prices of the warrants issued to the institutional investor and to the placement agent are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investor contain a “fundamental transaction” provision whereby in the event of a fundamental transaction (a sale or transfer of assets or ownership of the Company as defined in the warrant agreement) within the Company’s control, the holder of the unexercised common stock warrants would be entitled to receive, in exchange for extinguishment of the warrants, cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. If such fundamental transaction is not within the Company’s control, the warrant holder would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock.

Accordingly, in the event of a change in control of the Company or a sale or transfer of all or substantially all of the Company’s assets, to the extent that the warrants issued to the institutional investor are outstanding at the effective date that such a transaction is closed, this “fundamental transaction” provision would entitle the institutional investor to substantial cash consideration, thus reducing the amounts to be retained by the Company or potentially distributable to the Company’s stockholders.

The price of our common stock or Warrants might fluctuate substantially.

You should consider an investment in our common stock and Warrants to be risky. Some factors that might cause the market price of our common stock or Warrants to fluctuate, in addition to the other risks mentioned in this “Risk Factors,” are:

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

Nasdaq Listing.

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

If the Company were to be delisted from Nasdaq, its common stock and warrants may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for its common stock and warrants, it may be extremely difficult or impossible for stockholders to sell their shares of common stock and warrants. Moreover, if the Company is delisted from Nasdaq, but obtains a substitute listing for its common stock and warrants, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock and warrants on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the Company’s common stock is delisted from Nasdaq, the value and liquidity of the Company’s common stock and warrants would likely be significantly adversely affected. A delisting of the Company’s common stock from Nasdaq could also adversely affect the Company’s ability to obtain financing for its operations and/or could result in a loss of confidence by investors, employees and/or business partners.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our intended product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders might experience substantial dilution. We might sell common stock (with or without warrants), convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors might be materially diluted by subsequent sales. Such sales might also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information and email systems that may result in adverse effects on the confidentiality, integrity, or availability of our information and email systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we will redesign, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant, who reports to our Chief Operating Officer, to manage the risk assessment and mitigation process. As part of our overall risk management system, we monitor and periodically evaluate our safeguards and advise our executives on these safeguards.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. In the future, we intend to require each significant third-party service provider to certify that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect us.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial condition. Additional information regarding risks from cybersecurity threats is provided at “Item 1A. Risk Factors”.

Governance

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Operating Officer and Chief Financial Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Operating Officer and Chief Financial Officer oversee our cybersecurity policies and processes, including those described above at “Risk Management and Strategy”. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Operating Officer and IT consultant provide periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and similar issues. Our audit committee provides regular updates to the Board of Directors on such reports.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2023 and 2022, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock and warrants have traded on The Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively, since November 25, 2020. The stock market in general has experienced significant price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The Company believes that a number of factors, both within and outside its control, could cause the price of the Company’s common stock to fluctuate, perhaps substantially.

The following table sets forth the range of reported closing prices of the Company’s common stock during the periods presented, and have been retroactively adjusted for all periods presented to reflect the 1-for-10 reverse split of the Company’s outstanding shares of common stock effected on June 2, 2023. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

	Low	High
Year Ended December 31, 2022
First Quarter	$11.00	$25.00
Second Quarter	$7.00	$19.60
Third Quarter	$5.00	$8.90
Fourth Quarter	$4.80	$7.70

	Low	High
Year Ended December 31, 2023
First Quarter	$5.10	$18.90
Second Quarter	$4.75	$9.20
Third Quarter	$1.75	$7.53
Fourth Quarter	$1.92	$3.30

Holders

As of March 1, 2024, the Company had 46 stockholders of record holding 2,249,290 shares of the Company’s common stock outstanding, including 1,950,893 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2023, the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column 1)
	(1)		(2)	(3)
Equity Compensation Plans Approved by Security Holders	495,000	(1)	$11.692	255,000	(2)

Equity Compensation Plans Not Approved by Security Holders	N/A		$ N/A	N/A

(1)	Does not include 57,083 shares issuable that were not issued pursuant to a plan.

(2)	The 255,000 shares that remain available are pursuant to the Company’s 2020 Stock Incentive Plan, which was adopted on July 14, 2020 and amended on October 7, 2022 and November 27, 2023 (see “ITEM 11. EXECUTIVE COMPENSATION”).

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

President and Chief Executive Officer

Effective September 26, 2023, Bas van der Baan, a director of the Company since June 17, 2022, replaced the Company’s founder, Dr. John S. Kovach, as President and Chief Executive Officer. Dr. Kovach passed away on October 5, 2023. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors. Dr. Kovach was also the Company’s Chief Scientific Officer.

Recent Developments

Patent License Agreement

Effective February 23, 2024, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institute of Neurological Disorders and Stroke (“NINDS”) and the National Cancer Institute (“NCI”), each an institute or center of the National Institute of Health (“NIH”). Pursuant to the License Agreement, the Company has licensed exclusively NIH’s intellectual property rights claimed for a Cooperative Research and Development Agreement (“CRADA”) subject invention co-developed with the Company, and the licensed field of use, which focuses on promoting anti-cancer activity alone, or in combination with standard anti-cancer drugs. The scope of this clinical research extends to checkpoint inhibitors, immunotherapy, and radiation for the treatment of cancer. The License Agreement is effective, and shall extend, on a licensed product, licensed process, and country basis, until the expiration of the last-to-expire valid claim of the jointly owned licensed patent rights in each such country in the licensed territory, unless sooner terminated.

The License Agreement contemplates that the Company will seek to work with pharmaceutical companies and clinical trial sites (including comprehensive cancer centers) to initiate clinical trials within timeframes that will meet certain benchmarks. Data from the clinical trials will be the subject of various regulatory filings for marketing approval in applicable countries in the licensed territories. Subject to the receipt of marketing approval, the Company would be expected to commercialize the licensed products in markets where regulatory approval has been obtained.

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty of $30,000, within sixty days from the effective date of the Agreement. The first minimum annual royalty may be prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year.

The Company is obligated to pay the NIH, on a country-by-country basis, earned royalties of 2% on net sales of each royalty-bearing product and process, subject to reduction by 50% under certain circumstances relating to royalties paid by the Company to third parties, but not less than 1%. The Company’s obligation to pay earned royalties under the License Agreement commences on the date of the first commercial sale of a royalty-bearing product or process and expires on the date on which the last valid claim of the licensed product or licensed process expires in such country.

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 31, 2024 benchmark is defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The total of all such benchmark payments is $1,225,000.

The Company is obligated to pay the NIH sublicensing royalties of 5% on sublicensing revenue received for granting each sublicense within sixty days of receipt of such sublicensing revenue.

Going Concern

For the year ended December 31, 2023, the Company recorded a net loss of $5,087,029 and used cash in operations of $4,293,265. At December 31, 2023, the Company had cash of $4,203,488 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At December 31, 2023, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $6,344,000, which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are being issued. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on current operating plans, the Company estimates that its existing cash resources at December 31, 2023 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately  September 30, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2024 to be able to proactively manage its current business plan during the remainder of 2024 and during 2025. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Nasdaq Listing and Reverse Stock Split

The Company’s common stock and the warrants are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “LIXT” and “LIXTW”, respectively.

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split being rounded up to the next whole share. All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq over time, or that it will be successful in maintaining compliance with any of the other continued listing requirements of Nasdaq.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact the Company’s consolidated financial statements, including their presentation and related disclosures, is provided in Note 2 to consolidated financial statements included elsewhere in this document.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2023 and 2022 are described as follows.

General and administrative costs for the years ended December 31, 2023 and 2022 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 23.3% and 25.6% of total general and administrative costs, respectively. General and administrative costs for the years ended December 31, 2023 and 2022 also included charges for the fair value of stock options granted to directors and corporate officers representing 18.4% and 30.3%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 31, 2023 include charges from three vendors and consultants representing 29.9%, 25.2% and 13.7%, respectively, of total research and development costs. Research and development costs for the year ended December 31, 2022 include charges from four vendors and consultants representing 21.0%, 19.3%, 15.1% and 12.1%, respectively, of total research and development costs.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken, as a whole, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of accruals for clinical trial costs and other potential liabilities, and valuing equity instruments issued for services.

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

Segment Information

The Company operates and reports in one segment, which focuses on the utilization of biomarker technology to identify enzyme targets associated with serious common diseases and then designing novel compounds to attack those targets. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker, which is the Company’s President and Chief Executive Officer.

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development, and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs are charged to operations as incurred. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

During the years ended December 31, 2023 and 2022, patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property, primarily related to LB-100, were $978,244 and $1,268,308, respectively, a decrease of $290,064, or 22.9%, in 2023 as compared to 2022.

In September 2023, the Company appointed a new President and Chief Executive Officer, who, with the assistance of the Company’s management, Board of Directors and patent legal counsel, conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to balance patent prosecution costs with intellectual property protection benefits. As a result, the Company identified certain patent filings that it does not intend to continue to support in 2024 and thereafter. The Company expects that patent and licensing legal and filing fees and costs will continue to be a significant continuing cost in 2024 as the Company continues to develop and expand its patent portfolio related to the clinical development of LB-100.

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

The Company accounts for stock-based payments to officers, directors, employees, Scientific Advisory Committee members, contractors, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 20, 2023 equity financing meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Summary of Business Activities and Plans

Company Overview

The Company is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by developing a drug class called Protein Phosphatase 2A inhibitors. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, used in combination with cytotoxic agents and/or x-ray, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential to enhance a broad range of anti-cancer therapies. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

The Company is focusing its development activities on its LB-100 series of drugs. The Company believes that the mechanism by which compounds of the LB-100 series affect cancer cell growth is different from cancer agents currently approved for clinical use. Lead compounds of the LB-100 series have activity against a broad spectrum of common and rarer human cancers in cell culture systems. In addition, lead compounds of the LB-100 series have anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. Lead compounds of the LB-100 series also have activity against melanoma, breast cancer and sarcoma in animal models and enhance the effectiveness of commonly used anti-cancer drugs in these animal models. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that, when combined with standard anti-cancer regimens against many tumor types, the Company’s compounds will improve therapeutic benefit without unacceptable toxicity in humans. The Company is not currently planning to allocate resources to further develop its LB-200 series of drugs,

As a compound moves through the FDA-approval process, it becomes an increasingly valuable property, but at a cost of additional investment at each stage. As the potential effectiveness of LB-100 has been documented at the clinical trial level, the Company has allocated resources to expand the breadth and depth of its patent portfolio. The Company’s approach has been to operate with a minimum of overhead, moving compounds forward as efficiently and inexpensively as possible, and to raise funds to support each of these stages as certain milestones are reached. The Company’s longer-term objective is to secure one or more strategic partnerships or licensing agreements with pharmaceutical companies with major programs in cancer.

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. Although Covid-19 outbreak has subsided, the extent to which the coronavirus pandemic may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

Inflation and Interest Rate Risk. The Company does not believe that inflation or increasing interest rates has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs), and which would put additional stress on the Company’s working capital resources.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities, including its ongoing clinical trials.

Potential Recession. There are some indications that the United States economy may be at risk of entering a recessionary period. Although unclear at this time, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

Geopolitical Risk. The geopolitical landscape poses inherent risks that could significantly impact the operations and financial performance of the Company. In the event of a military conflict, supply chain disruptions, geopolitical uncertainties, and economic repercussions may adversely affect the Company’s ability to conduct research, develop, test and manufacture products, and distribute them globally. This could lead to delays in product development, interruptions in the supply of critical materials, and delays in clinical trials, thereby impeding the Company’s clinical development and commercialization plans. Furthermore, the impact of a conflict on global financial markets may result in increased volatility and uncertainty in the capital markets, thereby affecting the valuation of the Company’s publicly-traded shares. Investor confidence, market sentiment, and access to capital may all be negatively influenced. Such geopolitical risks are outside the control of the Company, and the actual effects on the Company’s business, financial condition and results of operations may differ from current estimates.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Results of Operations

At December 31, 2023, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2023	2022

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	1,718,180	2,547,615
Patent and licensing legal and filing fees and costs	978,244	1,268,308
Other costs and expenses	1,495,712	1,146,789
Research and development costs	898,100	1,349,269
Total costs and expenses	5,090,236	6,311,481
Loss from operations	(5,090,236)	(6,311,481)
Interest income	17,486	11,195
Interest expense	(16,233)	(8,875)
Foreign currency gain (loss)	1,954	(3,374)
Net loss	$(5,087,029)	$(6,312,535)

Net loss per common share – basic and diluted	$(2.66)	$(3.99)

Weighted average common shares outstanding – basic and diluted	1,915,838	1,582,029

Years Ended December 31, 2023 and 2022

Revenues. The Company did not have any revenues for the years ended December 31, 2023 and 2022.

General and Administrative Costs. For the year ended December 31, 2023, general and administrative costs were $4,192,136, which consisted of the fair value of vested stock options issued to directors and officers of $773,203, patent and licensing legal and filing fees and costs of $978,244, other consulting and professional fees of $655,854, insurance expense of $442,976, officer salaries and related costs of $841,709, cash-based director and board committee fees of $163,479, shareholder reporting costs of $93,860, listing fees of $62,000, filing fees of $17,125, taxes and licenses of $73,877, investor relations of $59,238, rent of $15,571 and other operating costs of $24,109, offset by a credit to licensing fees of $9,109 relating to the termination of the Moffitt agreement.

For the year ended December 31, 2022, general and administrative costs were $4,962,712, which consisted of the fair value of vested stock options issued to directors and officers of $1,502,776, patent and licensing legal and filing fees and costs of $1,268,308, other consulting and professional fees of $450,243, insurance expense of $453,417, officer salaries and related costs of $831,890, cash-based director and board committee fees of $266,020, shareholder reporting costs of $40,790, listing fees of $59,500, filing fees of $12,183, taxes and licenses of $15,071, investor relations of $17,293, rent of $937, licensing fees of $25,000, and other operating costs of $19,284.

General and administrative costs decreased by $770,576, or 15.5%, in 2023 as compared to 2022, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $729,573, a decrease in patent and licensing legal and filing fees and costs of $290,064, a decrease in cash-based director and board committee fees of $102,541, a decrease in licensing fees of $27,808, offset by an increase in consulting and professional fees of $205,611, an increase in shareholder reporting of $53,070, an increase in taxes and licenses of $58,806, an increase in investor relations of $41,945, and an increase in rent of $14,634.

Research and Development Costs. For the year ended December 31, 2023, research and development costs were $898,100, which consisted of clinical and related oversight costs of $416,269, regulatory service costs of $18,738, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $463,093.

For the year ended December 31, 2022, research and development costs were $1,349,269, which consisted of the fair value of vested stock options issued to a consultant of $43,264, regulatory service costs of $6,770, contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $352,862, clinical and related oversight costs of $356,384, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $589,989.

Included in preclinical research costs for the years ended December 31, 2023 and 2022 were $226,150 and $204,158, respectively, of costs paid to the Netherlands Cancer Institute, which employs Dr. René Bernards, a director of the Company since June 15, 2022. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with the Netherlands Cancer Institute, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and adds 500,000 Euros (approximately $542,000 at December 31, 2023) to the operating budget being funded by the Company (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs decreased by $451,169, or 33.4%, in 2023 as compared to 2022, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $43,264, a decrease in contractor costs incurred in connection with the synthesis work done to develop a new supply of LB-100 for the Spanish clinical trial of $352,862, and a decrease in preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $126,896, offset by an increase in clinical and related oversight costs of $59,885.

Interest Income. For the year ended December 31, 2023, the Company had interest income of $17,486, as compared to interest income of $11,195 for the year ended December 31, 2022, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the year ended December 31, 2023, the Company had interest expense of $16,233, as compared to interest expense of $8,875 for the year ended December 31, 2022, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain (Loss). For the year ended December 31, 2023, the Company had a foreign currency gain of $1,954, as compared to a foreign currency loss of $3,374 for the year ended December 31, 2022, from foreign currency transactions.

Net Loss. For the year ended December 31, 2023, the Company incurred a net loss of $5,087,029, as compared to a net loss of $6,312,535 for the year ended December 31, 2022.

Liquidity and Capital Resources – December 31, 2023

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Years Ended December 31,
	2023	2022

Net cash used in operating activities	$(4,293,265)	$(4,611,737)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	3,143,361	5,141,384
Net increase (decrease) in cash	$(1,146,904)	$529,647

At December 31, 2023, the Company had working capital of $3,994,762, as compared to working capital of $5,165,227 at December 31, 2022, reflecting a decrease in working capital of $1,170,465 for the year ended December 31, 2023. The decrease in working capital during the year ended December 31, 2023 was primarily the result of the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing the Company’s patent portfolio, offset by proceeds from the sale of securities on July 20, 2023. At December 31, 2023, the Company had cash of $4,203,488 available to fund its operations.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities and to ultimately achieve sustainable operating revenues and profitability. The amount and timing of future cash requirements depends on the pace, design, and results of the Company’s clinical trial program, which, in turn, depends on the availability of operating capital to fund such activities.

Based on current operating plans, the Company estimates that its existing cash resources at December 31, 2023 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately September 30, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2024 to be able to proactively manage its current business plan during the remainder of 2024 and during 2025. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

At December 31, 2023, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $6,344,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At December 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the year ended December 31, 2023, operating activities utilized cash of $4,293,265, as compared to utilizing cash of $4,611,737 for the year ended December 31, 2022, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the years ended December 31, 2023 and 2022, the Company had no investing activities.

Financing Activities. For the year ended December 31, 2023, financing activities consisted primarily of the gross proceeds from the sale of securities in the Company’s registered direct offering of $3,499,964, reduced by offering costs of $362,925, and $6,281 from the exercise of common stock options. For the year ended December 31, 2022, financing activities consisted of the gross proceeds from the sale of securities in the Company’s registered direct offering of $5,800,000, reduced by offering costs of $658,616.

Principal Commitments

At December 31, 2023, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,412,000, including clinical trial agreements of $6,013,000 and clinical trial monitoring agreements of $399,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data are obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

Additional information with respect to the conduct of the Company’s clinical trial programs is provide at “ITEM 1A. RISK FACTORS - Risks Related to the Development and Regulatory Approval of Our Product Candidates”.

The following is a summary of the contractual clinical trials discussed below as of December 31, 2023:

Description of Clinical Trial	Type of Clinical Trial	Institution	Estimated Start Date	Estimated End Date	Number of Patients in Trial	Study Objective	Clinical Update	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with carboplatin, etoposide and atezolizumab in small cell lung cancer	Phase 1b	City of Hope and Sarah Cannon	March 2021	March 2026	14 to 36	Determine RP2D	Three patients entered	NCT04560972	$2,433,000

LB-100 combined with doxorubicin in sarcoma	Phase 1b	GEIS	June 2023	June 2024	9 to 18	Determine MTD and RP2D	One patient entered	NCT05809830	3,580,000

LB-100 in high grade gliomas	Phase 0 pharmacology study	National Cancer Institute	January 2019	August 2022	7	Determine the penetration of LB-100 into high grade gliomas after IV injection	Closed. No or minimal penetration of LB-100 into high grade gliomas after IV injection	NCT03027388		(2)

Doxorubicin with or without LB-100 in sarcoma	Randomized Phase 2	GEIS	July 2024	June 2026	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	NCT05809830		(1)

LB-100 combined with dostarlimab in ovarian clear cell carcinoma	Phase 1b/2	MD Anderson	March 2024	December 2025	21	Determine the survival of patients with ovarian clear cell carcinoma	No patients entered at December 31, 2023	NCT06065462		(2)

Total									$6,013,000

(1)	The financial contractual commitment of the GEIS Randomized Phase 2 clinical trial is included in the financial contractual commitment of the GEIS Phase 1b trial. .
(2)	There is no remaining financial contractual commitment associated with this clinical trial.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add additional sites. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability, and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company currently expects that this clinical trial will be completed by March 31, 2026.

During the years ended December 31, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2023, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of December 31, 2023, which is expected to be incurred through March 31, 2026. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

GEIS. Effective July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”), Madrid, Spain, to carry out a study entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information with respect to the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (“ASTS”). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little improvement in survival from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the anti-tumor activity of doxorubicin without apparent increases in toxicity.

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two to four years. The Phase 1 portion of the study began in the quarter ended June 30, 2023 to determine the recommended Phase 2 dose of the combination of doxorubicin and LB-100. As advanced sarcoma is a very aggressive disease, the design of the Phase 2 portion of the study assumes a median progression-free survival (“PFS”), no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

As of December 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to December 31, 2023 may be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b portion of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial, and subject to clinical results, anticipates that it will be able to proceed to a related Phase 2 study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the years ended December 31, 2023 and 2022, the Company incurred costs of $268,829 and $260,770, respectively, pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through December 31, 2023, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,580,000 as of December 31, 2023, which is expected to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (“NCI”) initiated a glioblastoma (“GBM”) pharmacologic clinical trial. This study was being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with little further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor, LB-100, has been found to enhance the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain was not known. Many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors received one dose of LB-100 prior to surgery and had blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors showed the biochemical changes expected to be present if LB-100 reached its molecular target. As a result of the innovative design of the NCI study, it was believed that data from a few patients would be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Blood and brain tumor tissue were analyzed from seven patients after intravenous infusion of a single dose of LB-100. Results of the investigation demonstrated that there was virtually no entry of LB-100 into the brain tumor tissue. Accordingly, alternative methods of drug delivery will be required to determine if LB-100 has meaningful clinical anti-cancer activity against glioblastoma multiforme and other aggressive brain tumors.

MD Anderson Cancer Center Clinical Trial. On September 20, 2023, the Company announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. The Company is providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, the Company announced the entry of the first patient into this clinical trial. The Company currently expects that this clinical trial will be completed by July 31, 2025.

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

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilized LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS.

The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. During the year ended December 31, 2023, the clinical trial was closed. In this clinical trial, single agent LB-100 was used on a new schedule of days 1, 3, and 5 every 3 weeks. Although MTD was not achieved, there was no dose-limiting toxicity on this schedule at doses that were greater than the MTD in the Phase 1 clinical trial of LB-100 on the Monday, Tuesday, Wednesday schedule.

During the years ended December 31, 2023 and 2022, the Company incurred costs of $16,165 and $26,397, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2023, total costs of $147,239 have been incurred pursuant to this agreement.

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

The costs of the Phase 1b/2 clinical trial being paid to or through Theradex have been recorded and charged to operations based on periodic documentation provided by the CRO. During the years ended December 31, 2023 and 2022, the Company incurred costs of $20,884 and $35,403, respectively, pursuant to this work order. As of December 31, 2023, total costs of $148,172 have been incurred pursuant to this work order agreement.

As a result of the closure of the Company’s Clinical Trial Research Agreement with Moffitt during the year ended December 31, 2023 (see “Clinical Trial Agreements – Moffitt” above), this work order agreement with Theradex to monitor the Clinical Trial Research Agreement with Moffitt was similarly suspended, although nominal oversight trailing costs subsequent to December 31, 2023 are expected to be incurred relating to the closure of the Moffitt study.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the years ended December 31, 2023 and 2022, the Company incurred costs of $20,240 and $33,815, respectively, pursuant to this work order. As of December 31, 2023, total costs of $78,681 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $258,000 as of December 31, 2023, which is expected to be incurred through March 31, 2026.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by June 30, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the year ended December 31, 2023, the Company incurred costs of $14,862, pursuant to this work order. As of December 31, 2023, total costs of $14,862 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $141,000 as of December 31, 2023, which is expected to be incurred through June 30, 2026.

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

During the year ended December 31, 2023, the Company recorded a credit to operations of $9,109, representing the reversal of obligations previously recorded with respect to the Exclusive License Agreement. During the year ended December 31, 2022, the Company recorded charges to operations of $25,000, in connection with its obligations under the Exclusive License Agreement.

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

On September 26, 2023, the Company entered into an employment agreement with Bastiaan van der Baan to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors with an annual salary of $150,000. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination as described in the employment agreement. Under the employment agreement, Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach, who died on October 5, 2023.

The aggregate annual cash compensation for all officers was $700,000 as of December 31, 2023.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 and $16,000 for the years ended December 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. The Company recorded charges to operations pursuant to this Collaboration Agreement of $120,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and adds 500,000 Euros (approximately $542,000 at December 31, 2023) to the operating budget being funded by the Company.

During the years ended December 31, 2023 and 2022, the Company incurred charges in the amount of $226,150 and $204,158, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2023, total costs of $485,556 have been incurred pursuant to this agreement, as amended. The Company’s aggregate commitment pursuant to this agreement, as amended, less amounts previously paid to date, totaled approximately $595,000 as of December 31, 2023, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the years ended December 31, 2023 and 2022, the Company incurred costs of $32,307 and $27,702, respectively, pursuant to this work order. As of December 31, 2023, total costs of $248,298 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $78,000 as of December 31, 2023.

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

There can be no assurance that our pharmaceutical compound will obtain the regulatory approvals and market acceptance to achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurance that we will be able to achieve operating profitability or positive operating cash flows. There can be no assurance that we will be able to secure additional financing, to the extent required, on acceptable terms or at all. If cash resources are insufficient to satisfy our ongoing cash requirements, we would be required to reduce or discontinue our research and development programs, or attempt to obtain funds, if available, through strategic alliances that may require us to relinquish rights to our pharmaceutical compounds, or to curtail or discontinue our operations entirely.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the fiscal year ended December 31, 2023, the end of the most recent fiscal year covered by this report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting is designed to ensure that material information regarding the Company’s operations is made available to management and the Board of Directors to provide them reasonable assurance that the published financial statements are fairly presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and can find it more difficult to properly segregate duties. Smaller reporting companies also tend to utilize general accounting software packages that lack a rigorous set of software controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

Based on the Company’s evaluation under the framework in COSO, the Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plans

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. As of December 31, 2023, the Company did not have a “Rule 10b5-1 trading arrangement” in effect with respect to its securities.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other disposition of its securities, which has been filed as an exhibit to this report and has been posted to the investor information/governance section of the Company’s corporate website (www.lixte.com).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names of all of our directors and executive officers as of March 1, 2024. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. The brief descriptions of the business experience of each director and executive officers and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee and our consultants.

Our directors and executive officers are as follows:

Name	Age	Position(s) Held with the Company

Bastiaan van der Baan	52	President, Chief Executive Officer, and Chairman of the Board of Directors
Dr. James S. Miser	76	Chief Medical Officer
Robert N. Weingarten	71	Vice President and Chief Financial Officer
Eric J. Forman	43	Vice President and Chief Operating Officer
Dr. Stephen J. Forman	75	Director
Regina Brown	60	Director
Dr. Yun Yen	69	Director
Dr. René Bernards	71	Director

Biographies of Directors and Executive Officers

Bastiaan van der Baan

Bastiaan (“Bas”) van der Baan was appointed to the Company’s Board of Directors effective June 17, 2022. Effective September 26, 2023, Mr. van der Baan replaced the Company’s founder, Dr. John S. Kovach, as President and Chief Executive Officer. Dr. Kovach passed away on October 5, 2023. Effective October 6, 2023, as a result of the passing of Dr. Kovach, Mr. van der Baan was appointed as Chairman of the Board of Directors.

Mr. van der Baan has over 20 years of experience in the biotechnology industry, with a key focus on oncology and diagnostics. He has extensive knowhow in the process of managing a compound from clinical development to reimbursement and commercialization, as well as the establishment of partnerships with the pharmaceutical industry, academic collaborators, distributors, insurance companies and governments to successfully launch new oncology products. Mr. van der Baan was most recently the Chief Clinical Officer of Agendia, an oncology molecular diagnostic company based in Irvine, California and Amsterdam, Netherlands through July 15, 2023. Mr. van der Baan is an independent director of Tethis S.p.A., a Milan, Italy-based developer of a novel platform for liquid biopsy testing. Mr. van der Baan was co-founder of ThromboDx, a liquid biopsy company that was acquired in 2016, Qameleon Therapeutics, a company developing synthetic lethal drug combinations for cancer treatment, and Oncosence, an oncology drug development company using senescence as target for drug development. Mr. van der Baan started his career in 1997 at a specialty chemicals division of Unilever that was acquired by ICI. In 2002, Mr. van der Baan joined Kreatech, a biotechnology company acquired by Leica that specialized in life science reagents for gene expression, DNA and protein analysis. Mr. van der Baan holds a Master’s Degree in Molecular Sciences from the Wageningen University in the Netherlands.

Dr. James S. Miser

James S. Miser, M.D., was appointed as Chief Medical Officer effective August 1, 2020. Dr. Miser is a pediatric hematologist/oncologist, internationally recognized as an expert in the study and treatment of childhood cancers. His outstanding career includes leadership positions as Clinical Director, Department of Pediatrics, Division of Pediatric Hematology/Oncology, Children’s Hospital and Medical Center and Associate Member, Fred Hutchinson Cancer Research Center, Seattle, Washington; Chairman, Division of Pediatrics, Director, Department of Pediatric Hematology/Oncology, President and Chief Executive Officer, and Chief Medical Officer, at the City of Hope National Medical Center, Duarte, California. Dr. Miser was a member of the Active Staff, Department of Pediatrics at the City of Hope, until 2022, and Chair Professor, College of Medical Sciences and Technology, Taipei Medical University, Taipei, Taiwan.

Dr. Miser has extensive experience in the clinical development of new anti-cancer drugs for pediatric malignancies, leading many clinical trials at institutional and national cancer study groups. He is expert in the design and monitoring of clinical cancer trials and was a member of the Soft Tissue Sarcoma Strategy Group, and Member of the New Agents Executive and Steering Committee, Vice Chairman for Solid Tumors and Phase II Coordinator for the Children’s Cancer Group and Chairman, Data Monitoring Committee, National Wilms Tumor Society. He has authored more than a 100 peer-reviewed articles dealing primarily with pediatric clinical cancer studies.

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

Dr. Stephen J. Forman

Stephen J. Forman, M.D., was appointed to our Board of Directors effective May 13, 2016. Dr. Forman is an internationally recognized expert in hematologic malignancies and bone marrow transplantation, and is a leader in preclinical and clinical cancer research. Dr. Forman was appointed to our Board of Directors on May 13, 2016. He is co-editor of Thomas’ Hematopoietic Cell Transplantation, a definitive textbook for clinicians, scientists and health care professionals. Dr. Forman is the Francis and Kathleen McNamara Distinguished Chair in Hematology and Hematopoietic Cell Transplantation at the City of Hope Comprehensive Cancer Center, a position he has held since 1987.

In nearly 40 years at the City of Hope, Dr. Forman has been instrumental in advancing the survival rates for patients suffering from cancers of the blood and immune system such as leukemia, lymphoma and myeloma.

As Director of the T Cell Immunotherapy Research Laboratory, his current research is focused on cancer immunotherapy, using the body’s own immune system to attack cancer. Pharmacological enhancement of patients’ immune responses to their cancers is of special interest to the Company, as the enzyme target of its lead clinical compound, LB-100, has been reported to be critical to immune function. Much of Dr. Forman’s current work centers on T-cells and their cancer-fighting potential.

Dr. Yun Yen

Yun Yen, M.D., Ph.D., F.A.C.P., was appointed to our Board of Directors effective August 4, 2018. Dr. Yen is a physician, scientist, innovator, and philanthropist. Dr. Yen was appointed to our Board of Directors on August 4, 2018. He is widely regarded as an expert in ribonucleotide reductase, a critical target in cancer therapy and diagnostics. He is President Emeritus of Taipei Medical University (TMU) and Chair Professor of the Ph.D. Program for Cancer Biology and Drug Discovery. Prior to TMU, Dr. Yen was the Allen and Lee Chao Endowed Chair in Developmental Cancer Therapeutics, Chair of Molecular Pharmacology Department, Associate Director for Translational Research, and Co-Director of the Developmental Cancer Therapeutics Program at the City of Hope NCI-designated Comprehensive Cancer Center, Duarte California. He has published more than 300 peer-reviewed articles, holds over 60 patents, and has commercialized multiple methodologies involving nanoparticles, small and large molecule drugs, biomarkers, stem cells, and medical devices. Dr. Yen has also founded philanthropic organizations aimed at serving the global cancer community and holds membership in numerous professional societies. He serves on the boards of Fulgent Genetics and Tanvex BioPharma Inc.

Regina Brown, CPA

Regina Brown was appointed to our Board of Directors effective May 11, 2021. Ms. Brown has been a practicing accountant for over thirty years. Her practice has a wide range of clients, varying in size, industry and geographic locations, including large national corporations listed on the New York Stock Exchange, as well as Southern California businesses. Other clients consist of professionals, wholesalers and high net worth individuals. Many of her clients have international and cross-border operations.

As a consequence of her depth of experience, she regularly assists other professionals with their client’s issues and performs tax research and analysis in connection with litigation and other matters, including marital dissolution, tax and accounting with respect to mergers and acquisitions, implementation of internal controls, and extensive work in the area of trusts and estates. International tax matters and compliance are also a significant part of her practice. Ms. Brown is a member in good standing of the California Society of CPAs and the American Institute of Certified Public Accountants and has appeared as a speaker before both organizations.

Dr. René Bernards

Dr. René Bernards was appointed to our Board of Directors effective June 15, 2022. Dr. Bernards is a leader in the field of molecular carcinogenesis, working at the Netherlands Cancer Institute in Amsterdam. His research focuses on identifying effective new drug combinations, new drug targets, and mechanisms of resistance to anti-cancer drugs. He has also co-founded four biotechnology companies to bring his scientific discoveries to clinical oncology practice. He is a member of the Royal Netherlands Academy of Sciences, an International Honorary Member of the American Academy of Arts and Sciences and an International Member of the National Academy of Sciences (USA). Additionally, he is a fellow of the American Association for Cancer Research (AACR). Dr. Bernards has presented new data on the unexpected effectiveness of the Company’s lead clinical compound, LB-100, when given with a variety of standard and investigational anti-cancer compounds that have only modest activity on their own.

Scientific Advisory Committee

The Scientific Advisory Committee was established to advise our management in three areas: human molecular pathology; the clinical management of human brain tumors; and medicinal chemistry. Our objective is to meet with the committee as a group annually. The committee has been apprised of our general objectives and several of the specific challenges and leads for developing improved therapies for human brain tumors. Members of the committee do not serve in any management capacity with us. The committee currently consists of one member, as follows:

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

Dr. Von Hoff’s major interest is in the development of new anti-cancer agents, both in the clinic and in the laboratory. He and his colleagues were involved in the beginning of the development of many of the agents that are now used routinely, including mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, irinotecan, nelarabine, capecitabine and lapatinib. At present, he and his colleagues are concentrating on the development of molecularly targeted therapies, particularly for patients with advanced pancreatic cancer.

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

Family Relationships

Eric Forman, our Vice President and Chief Operating Officer, is the son of board member Dr. Stephen Forman and son-in-law of former board member Gil Schwartzberg, who passed away on October 30, 2022. Julie Forman, the wife of Eric Forman and the daughter of the late Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and the Company maintains a continuing banking relationship.

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

Our audit committee currently consists of Regina Brown, Dr. Yun Yen and Dr. René Bernards, with Ms. Brown serving as chair. Our Board of Directors has determined that each of the committee members meet the definition of an “independent director,” as defined under Nasdaq rules, and that they each meet the independence standards under Rule 10A-3 of the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our Board of Directors has determined that Ms. Brown qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the audit committee, which is available on our corporate website at www.lixte.com.

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

Our compensation committee currently consists of Dr. Yun Yen, Regina Brown and Dr. René Bernards, with Dr. Yen serving as chair. Our Board of Directors has determined that each of the three committee members meet the definition of an “independent director”, as defined under Nasdaq rules. Our Board of Directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.lixte.com.

Nominating and Corporate Governance

Although our Board of Directors serves in place of a nominating and corporate governance committee, our independent directors on the Board of Directors are responsible for, among other things:

●	nominating members of the Board of Directors;

●	developing a set of corporate governance principles applicable to the Company; and

●	overseeing the evaluation of our Board of Directors.

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

Our Certificate of Incorporation provides that we are authorized to indemnify our directors and officers to the fullest extent permitted by Delaware law. Our Amended and Restated Bylaws provide that we are required to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. Our Amended and Restated Bylaws also provide that, upon satisfaction of certain conditions, we are required to advance expenses incurred by a director or executive officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of their actions in that capacity, regardless of whether we would otherwise be permitted to indemnify them under the provisions of Delaware law. Our Amended and Restated Bylaws also provide our Board of Directors with discretion to indemnify our other officers and employees when determined appropriate by our Board of Directors. We have entered into agreements to indemnify our directors, executive officers and other employees as determined by the Board of Directors. With certain exceptions, these agreements provide for indemnification for related expenses, including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We have obtained customary directors and officers liability insurance.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and Amended and Restated Bylaws may discourage stockholders from bringing a lawsuit against our directors for an alleged breach of their fiduciary duty. These provisions may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings are required to be furnished to the Company.

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to a director, officer, or beneficial owner of more than 10% of the Company’s common stock were complied with under Section 16(a) of the Exchange Act during the year ended December 31, 2023, except as follows: Bas van der Baan was late in filing his Form 4 in connection with his appointment as President and Chief Executive Officer on September 26, 2023.

ITEM 11. EXECUTIVE COMPENSATION

OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The table set forth below presents the compensation awarded to, earned by, or paid to our named executive officers for the years ended December 31, 2023, 2022 and 2021.

OFFICER COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bas van der Baan (6)	2023	40,639	-	-	403,066	-	-	-	443,705
	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

John S. Kovach (2)	2023	190,860	-	-	-	-	-	-	190,860
	2022	250,000	-	-	65,640	-	-	-	315,640
	2021	250,000	-	-	-	-	-	-	250,000

James S. Miser (3)	2023	175,000	-	-	-	-	-	-	175,000
	2022	175,000	-	-	65,640	-	-	-	240,640
	2021	166,667	-	-	-	-	-	-	166,667

Robert N. Weingarten (4)	2023	175,000	-	-	-	-	-	-	175,000
	2022	175,000	-	-	65,640	-	-	-	240,640
	2021	156,667	-	-	-	-	-	-	156,667

Eric J. Forman (5)	2023	200,000	-	-	-	-	-	-	200,000
	2022	178,819	-	-	65,640	-	-	-	244,459
	2021	156,667	-	-	-	-	-	-	156,667

(1) Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2) John S. Kovach was the President and Chief Executive Officer from inception through September 26, 2023. Effective July 15, 2020, the Company entered into an employment agreement with Dr. Kovach. On November 6, 2022, Dr. Kovach was awarded an option grant for 20,000 shares of common stock, exercisable for a period of five years at $20.00 per share and valued at $3.282 per share. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023.

(3) James S. Miser has been the Chief Medical Officer since August 1, 2020. In connection with his employment agreement, Dr. Miser was awarded an option grant for 8,334 shares of common stock, exercisable for a period of five years at $71.40 per share and valued at $68.718 per share. On November 6, 2022, Dr. Miser was awarded an option grant for 20,000 shares of common stock, exercisable for a period of five years at $20.00 per share and valued at $3.282 per share.

(4) Robert N. Weingarten has been the Vice President and Chief Financial Officer since August 12, 2020. In connection with his employment agreement, Mr. Weingarten was awarded an option grant for 5,833 shares of common stock, exercisable for a period of five years at $71.40 per share and valued at $68.718 per share. On November 6, 2022, Mr. Weingarten was awarded an option grant for 20,000 shares of common stock, exercisable for a period of five years at $20.00 per share and valued at $3.282 per share.

(5) Eric J. Forman was the Chief Administrative Officer from July 15, 2020 to November 6, 2020. In connection with his employment agreement, Mr. Forman was awarded an option grant for 5,833 shares of common stock, exercisable for a period of five years at $71.40 per share and valued at $68.718 per share. Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer. On November 6, 2022, Mr. Forman was awarded an option grant for 20,000 shares of common stock, exercisable for a period of five years at $20.00 per share and valued at $3.282 per share.

(6) Bas van der Baan has been President and Chief Executive Officer since September 26, 2023. In connection with his employment agreement, Mr. van der Baan was awarded an option grant for 250,000 shares of common stock exercisable for a period of five years at $1.95 per share and valued at $1.612 per share.

There were no option exercises by officers during the years ended December 31, 2023, 2022 or 2021.

Outstanding Equity Awards at December 31, 2023

The table set forth below presents information regarding outstanding stock options held by our named executive officers as of December 31, 2023.

NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE

Bas van der Baan	September 26, 2023	December 31, 2023	20,833	229,167	1.95	September 26, 2028

Dr. John S. Kovach	November 6, 2022	November 6, 2022	5,000	-	20.00	October 5, 2024

Dr. James S. Miser	August 1, 2020	August 1, 2020	8,334	-	71.40	August 1, 2025
	November 6, 2022	November 6, 2022	10,000	10,000	20.00	November 6, 2027

Robert N. Weingarten	August 12, 2020	August 12, 2020	5,833	-	71.40	August 12, 2025
	November 6, 2022	November 6, 2022	10,000	10,000	20.00	November 6, 2027

Eric J. Forman	May 22, 2019	May 22, 2019	1,667	-	66.00	May 22, 2024
	August 12, 2020	August 12, 2020	5,833	-	71.40	August 12, 2025
	November 6, 2022	November 6, 2022	10,000	10,000	20.00	November 6, 2027

Based on a fair market value of $2.35 per share on December 31, 2023, the intrinsic value attributed to exercisable but unexercised common stock options held by our named executive officers was approximately $8,000 at December 31, 2023.

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

Dr. John Kovach. On July 15, 2020, the Company entered into an employment agreement with Dr. John Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000, payable monthly. His responsibilities included the oversight of the Company’s entire operations and strategic planning, and to act as the primary contact between the Company’s executive team and the Board of Directors, to whom he reported. Dr. Kovach supervised all scientific endeavors, providing guidance to the Chief Medical Officer. He was the principal spokesperson for the Company. The effective date of the agreement was October 1, 2020 and remained in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023.

Eric Forman. On July 15, 2020, as amended on August 12, 2020, the Company entered into an employment agreement with Eric Forman, to act as the Company’s Chief Administrative Officer reporting directly to the Company’s Chief Executive Officer, with an annual salary of $120,000, payable monthly. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. Mr. Forman’s primary function is to oversee the Company’s internal operations, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman was also granted stock options to acquire 350,000 shares of the Company’s common stock. The effective date of the employment agreement was October 1, 2020 and remains in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause.

Dr. James Miser. On August 1, 2020, the Company entered into an employment agreement with Dr. James Miser, M.D., pursuant to which Dr. Miser was appointed as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Under the employment agreement, Dr. Miser plays a leadership role in planning, implementation and oversight of clinical trials. Dr. Miser is responsible for assisting and developing strategic clinical goals and the implementation and safety monitoring of investigational studies. Dr. Miser is the primary medical monitor for all clinical investigational studies and for the oversight of third party CRO monitors. Dr. Miser works closely with the Company’s Chief Executive Officer on the development of specific goals needed to ensure the timely implementation of appropriate clinical studies needed for successful FDA approval of therapeutic products and the clinical development of new drugs. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. Dr. Miser was also granted stock options to acquire 500,000 shares of the Company’s common stock. The effective date of the agreement was August 1, 2020 and remains in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause.

Robert N. Weingarten. On August 12, 2020, the Company entered into an employment agreement with Robert N. Weingarten pursuant to which Mr. Weingarten was appointed as the Company’s Vice-President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. Mr. Weingarten was also granted stock options to acquire 350,000 shares of the Company’s common stock. The effective date of the agreement was August 12, 2020 and remains in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause.

Bas van der Baan. Effective September 26, 2023, the Company entered into an employment agreement with Bas van der Baan to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. Mr. van der Baan was also granted stock options to acquire 250,000 shares of the Company’s common stock. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement.

Policies and Practices – Option Grants

Directors. The Company has a comprehensive compensation program for its non-officer directors for their service on the Board of Directors. This program, as amended, has been in place since April 9, 2021. The Company, with the input and advice of its Compensation Committee, has issued only stock options to its officers and directors.

Equity compensation for directors under this compensation program is as follows:

Appointment of new directors – The Company grants options to purchase 25,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 50% on the grant date and the remaining 50% vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of the grant until fully vested, subject to continued service. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay a one-time cash fee of $100,000 to such director, payable upfront.

Annual grant of options to directors – Effective on the last business day of the month of June, the Company grants options to purchase 10,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of grant until fully vested, subject to continued service. If any director has served for less than 12 full calendar months on the grant date, the amount of such stock option grant is prorated based on the length of service of such director. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay an annual cash fee of $40,000 to such director, payable quarterly.

Officers. The Company has no specific policy or program with respect to the discretionary grant of options to its officers. The Company granted options to its officers concurrent with their respective appointments during the year ended December 31, 2020. The Company also granted discretionary stock options to its officers during the year ended December 31, 2022. It is the Company’s policy that any such option grants take into account the existence of material non-public information when determining the timing of such a grant and the specific terms of such award.

Compensation Clawback Policy

The Board of Directors believes that it is in the best interests of the Company and its stockholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Board of Directors has therefore adopted a compensation recoupment policy, which provides for the recovery of erroneously awarded incentive compensation from the Company’s executive officers in the event of a triggering event, and which has been filed as an exhibit to this report and has been posted to the investor information/governance section of the Company’s corporate website (www.lixte.com).

Consulting Agreements

On September 12, 2007, the Company entered into a consulting agreement with Gil N Schwartzberg for Mr. Schwartzberg to provide financial advisory and consulting services to the Company with respect to financing matters, capital structure and strategic development, and to assist management in communications with investors and stockholders. Consideration under this consulting agreement, including amendments thereto, was paid exclusively in the form of stock options. On August 2, 2018, the Company entered into a third amendment to the consulting agreement to extend it to January 28, 2024, as well as to extend the exercise date of previously issued, fully-vested stock options for 66,667 shares of common stock, exercisable at $30.00 per share, from January 28, 2019 to January 28, 2024.

Mr. Schwartzberg, who was appointed as a director of the Company effective April 9, 2021, died on October 30, 2022. Accordingly, Mr. Schwartzberg’s unvested stock options ceased vesting effective as of the date of his death, and the expiration date of all vested stock options owned by Mr. Schwartzberg contractually expired on October 30, 2023, one year from the date that his service on the Company’s Board of Directors terminated.

Board of Directors Compensation

Effective January 6, 2021, in recognition of their service as directors of the Company over the past year, the Company granted stock options to purchase 5,000 shares of common stock to each of Dr. Winson Sze Chun Ho, Dr. Yun Yen, Dr. Stephen Forman, and Dr. Philip Palmedo (an aggregate of 20,000 shares), which were fully vested upon issuance and exercisable for a period of five years at $32.10 per share, which was the approximate fair market value of the Company’s common stock on such date. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $571,312 ($28.566 per share) and was charged to general and administrative costs in the consolidated statement of operations on the grant date.

On April 9, 2021, Winson Sze Chun Ho resigned from the Company’s Board of Directors to focus on clinical and preclinical cancer research in academic medicine. Concurrent with his resignation, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by Dr. Ho’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $32.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($30.144 per share), of which $376,800 was attributable to the portion of the stock options fully vested on April 9, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was being charged to operations ratably from April 9, 2021 through June 30, 2023, although vesting terminated on October 30, 2022, the date that Mr. Schwartzberg died and his service on the Board of Directors terminated. During the years ended December 31, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $126,684 and $500,235, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($2.6335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. During the years ended December 31, 2023, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $76,388, $154,042 and $427,944, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.4225 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. During the years ended December 31, 2023, 2022 and 2021, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $211,413, $638,915 and $358,200, respectively, with respect to these stock options.

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors. As a new director, in lieu of a grant of stock options, Dr. Bernards received a one-time cash board fee of $100,000, payable immediately, and an annual cash board fee of $40,000, payable quarterly. During the years ended December 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $62,500 and $133,873, respectively, with respect to his cash board compensation.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the years ended December 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,885 and $100,249, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. For the years ended December 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $94,881 and $63,777, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. For the years ended December 31, 2023 and 2022, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $61,448 and $75,520, respectively, with respect to these stock options.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. For the year ended December 31, 2023, the Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $48,464 with respect to these stock options.

Summary Compensation Table

The table set forth below presents the compensation awarded to, earned by or paid to our named directors for the years ended December 31, 2023, 2022 and 2021.

DIRECTOR COMPENSATION TABLE

Name and Principal Position (2)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip F. Palmedo	2023	-	-	-	-	-	-	-	-
Director (8)	2022	-	-	-	63,340	-	-	21,148	84,488
	2021	-	-	-	427,047	-	-	20,458	447,505

Stephen J. Forman (9)	2023	-	-	-	48,131	-	-	22,500	70,631
Director	2022	-	-	-	63,340	-	-	22,500	85,840
	2021	-	-	-	427,047	-	-	16,819	443,866

Winson Sze Chun Ho	2023	-	-	-	-	-	-	-	-
Director (3)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	142,828	-	-	-	142,828

Yun Yen (10)	2023	-	-	-	48,131	-	-	30,000	78,131
Director	2022	-	-	-	63,340	-	-	30,000	93,340
	2021	-	-	-	427,047	-	-	21,833	448,880

Gil Schwartzberg	2023	-	-	-	-	-	-	-	-
Director (4)	2022	-	-	-	63,340	-	-	16,630	79,970
	2021	-	-	-	1,037,830	-	-	14,556	1,052,386

Regina Brown	2023	-	-	-	48,131	-	-	30,000	78,131
Director (5)	2022	-	-	-	63,340	-	-	30,000	93,340
	2021	-	-	-	942,582	-	-	19,167	961,749

René Bernards	2023	-	-	-	-	-	-	62,500	62,500
Director (6)	2022	-	-	-	-	-	-	133,873	133,873
	2021	-	-	-	-	-	-	-	-

Bas van der Baan	2023	-	-	-	48,131	-	-	18,478	66,609
Director (7)	2022	-	-	-	158,525	-	-	11,869	170,394
	2021	-	-	-	-	-	-	-	-

(1) Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2) Dr. John S. Kovach, the founder of the Company, served as Chairman of the Board of Directors until his death on October 5, 2023. Prior to September 26, 2023, Dr. Kovach was also the President, Chief Executive Officer and Chief Scientific Officer of the Company. Dr. Kovach did not receive any separate compensation for his services as a member of the Board of Directors.

(3) Resigned as a director of the Company effective April 9, 2021.

(4) Appointed as a director of the Company effective April 9, 2021 and died on October 30, 2022.

(5) Appointed as a director of the Company effective May 11, 2021.

(6) Appointed as a director of the Company effective June 15, 2022. Dr. Bernards received all of his compensation in 2022 and 2023 in the form of cash.

(7) Appointed as a director of the Company effective June 17, 2022, and as Chairman of the Board of Directors on October 6, 2023.

(8) Did not stand for re-election at the annual meeting of stockholders. Accordingly, his term as a director of the Company ended effective October 7, 2022.

(9) Appointed as a director of the Company effective May 13, 2016.

(10) Appointed as a director of the Company effective August 4, 2018.

Scientific Advisory Committee Compensation

On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000, $16,000 and $16,000 for the years ended December 31, 2023, 2022 and 2021, respectively, which were included in research and development costs in the consolidated statements of operations.

2020 Stock Incentive Plan

Summary

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which was subsequently approved by the stockholders of the Company. The 2020 Plan provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates, initially for a total of 233,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. On October 7, 2022, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 180,000 shares, to a total of 413,333 shares. On November 27, 2023, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 336,667 shares, to a total of 750,000 shares.

As of December 31, 2023, unexpired stock options for 495,000 shares were issued and outstanding under the 2020 Plan and 255,000 shares were available for issuance under the 2020 Plan.

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

The 2020 Plan provides for the reservation of 750,000 shares of common stock for issuance thereunder (the “Share Limit”), and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 750,000 shares (the “ISO Limit”).

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

The Compensation Committee may suspend vesting, settlement, or exercise of awards pending a determination of whether a selected participant’s service should be terminated for cause (in which case outstanding awards would be forfeited). Awards may be subject to any policy that the Board of Directors may implement on the recoupment of compensation (referred to as a “compensation clawback” policy). The members of the Board of Directors, the Compensation Committee and their delegates shall be indemnified by us to the maximum extent permitted by applicable law for actions taken or not taken regarding the 2020 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table set forth below presents certain information regarding beneficial ownership of our common stock (the only class of our voting equity securities issued and outstanding) as of March 1, 2024 by (i) each person or entity who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group. As of March 1, 2024, there were 2,249,290 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 1, 2024 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission. Except as noted, the Company’s executive office is reflected as the address of all officers, directors and other stockholders owning more than 5%.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers and Directors

Bas van der Baan
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	79,853	(2)	3.4%

Dr. Stephen J. Forman
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	37,919	(3)	1.7%

Dr. Yun Yen
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	38,860	(12)	1.7%

Dr. René Bernards
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	25,000	(6)	1.1%

Regina Brown
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	48,130	(11)	2.1%

Robert N. Weingarten
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	15,833	(7)	0.7%

Eric J. Forman
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	25,997	(5)	1.1%

Dr. James S. Miser
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	18,333	(9)	0.8%

All officers and directors as a group (9 persons)	289,925		11.7%

Other Stockholders Owning More Than 5%

John S. Kovach Trust	156,128	(1)	6.9%
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101

Barbara C. H. Kovach	156,128	(1)	6.9%
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101

Alexandra E. Kovach	156,128	(1)	6.9%
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101

John and Barbara Kovach 2015 Trust
Glenn L. Krinsky, Trustee
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	133,333	(4)	5.9%

Arthur and Jane Riggs 1990 Irrevocable Trust
Jane Riggs, Trustee
4852 Saint Andres Avenue
La Verne, California 91750	174,750	(8)	7.5%

Glenn L. Krinsky
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	147,499	(10)	6.6%

(1) Includes 154,018 shares of common stock and stock warrants to purchase 2,110 shares of common stock owned by the John S. Kovach Trust dated September 22, 2015. The primary beneficiary of the trust is Barbara C. H. Kovach. Barbara C. H. Kovach and Alexandra E. Kovach are co-trustees of the trust and have the exclusive right to control the investment of the assets of the trust.

(2) Includes 11,000 shares of common stock and stock options to purchase 68,853 shares of common stock owned by Bas van der Baan.

(3) Includes 375 shares of common stock and stock options to purchase 28,334 shares of common stock owned by Dr. Stephen Forman. Also includes 7,105 shares of common stock and stock warrants to purchase 2,105 shares of common stock owned by the Stephen Forman Living Trust dated 12/16/98. Stephen Forman is trustee of the trust and holds voting and dispositive power over the common stock and common stock warrants owned by the trust.

(4) Includes 133,333 shares of common stock transferred by John S. Kovach and his wife, Barbara C.H. Kovach, as grantors, to the John and Barbara Kovach 2015 Trust, an irrevocable trust dated July 6, 2015. The primary beneficiaries of the trust are the two adult daughters of John and Barbara Kovach. Glenn L. Krinsky is the trustee of the trust.

(5) Includes stock options to purchase 17,500 shares of common stock owned by Eric J. Forman. Eric Forman is the husband of Julie (Schwartzberg) Forman, and the son-in-law of Gil and Debbie Schwartzberg.

Also includes the following:

-	7,971 shares of common stock and stock warrants to purchase 526 shares of common stock owned by the Eric Forman Revocable Trust.

Excludes the following, as to which Eric Forman disclaims beneficial ownership or control:

-	31,842 shares of common stock and stock options to purchase 47,240 shares of common stock owned by the Julie Schwartzberg Trust, as to which Julie (Schwartzberg) Forman is the trustee and beneficiary.
-	14,286 shares of common stock owned by the Schwartzberg Trust fbo Julie Forman, dtd 3/3/23, as to which Julie Forman is the trustee.
-	6,972 shares of common stock and common stock warrants to purchase 5,263 shares of common stock owned by the Julie Forman Inherited IRA.
-	8,708 shares of common stock owned by the Julie Forman 2015 Trust, an irrevocable trust, the beneficiaries of which are the minor children of Eric and Julie Forman, as to which Scott Forman, brother of Eric Forman, as trustee, has voting, dispositive and investment control.
-	9,000 shares of common stock owned by each of the Savannah Sterling Trust, Amanda Sterling Trust, Daniel Sterling Trust and Charles Sterling Trust, as to which Julie Forman is the trustee.

(6) Consists of 25,000 shares of common stock.

(7) Consists of stock options to purchase 15,833 shares of common stock.

(8) Includes 101,833 shares of common stock and 72,917 shares of common stock issuable upon conversion of 350,000 shares of Series A Convertible Preferred Stock owned by the Arthur and Jane Riggs 1990 Irrevocable Trust dated November 18, 1990. Jane Riggs is the trustee of the Arthur and Jane Riggs 1990 Irrevocable Trust. The shares of Series A Convertible Preferred Stock were acquired on March 17, 2015 and January 15, 2016, are non-voting, and are immediately convertible into common stock.

(9) Consists of stock options to purchase 18,333 shares of common stock.

(10) Includes 14,166 shares of common stock owned by Glenn L. Krinsky. Also includes 133,333 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Glenn L. Krinsky, as trustee, has voting, dispositive and investment control.

(11) Includes 630 shares of common stock and stock options to purchase 47,500 shares of common stock.

(12) Includes 5,263 shares of common stock, stock warrants to purchase 5,263 shares of common stock and stock options to purchase 28,334 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Related Party Transactions

During the years ended December 31, 2023, 2022 and 2021, there were no transactions, either directly or indirectly, between the Company and any of its officers, directors or affiliates, including their family members, except as described elsewhere in this document.

(b) Director Independence

The Company considers that Dr. Yun Yen, Regina Brown and Dr. René Bernards are each an “independent director,” as defined under Nasdaq rules and by Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.A. acted as our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by us for audit and other services provided by Weinberg & Company, P.A. for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Audit Fees(1)	$120,640	$111,806
Audit-Related Fees(2)	—	—
Tax Fees(3)	32,860	28,553
Other Fees(4)	—	—
Total	$153,500	$140,359

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of our interim financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings, excluding those fees included in Other Fees.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under Audit Fees.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	Other fees represent fees incurred with respect to our Registration Statements on Form S-3 and Form S-8.

All audit and audit-related services, tax services and other services rendered by Weinberg & Company, P.A. during the fiscal years ended December 31, 2023 and 2022 were pre-approved by either our Audit Committee or by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

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

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit Number	Description of Document

1.1	Underwriting Agreement, dated as of November 25, 2020, between the Company and WestPark Capital, Inc. and WallachBeth, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 19, 2006 and incorporated herein by reference.

3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock, filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015 and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 28, 2016 and incorporated herein by reference.

3.5	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2022 and incorporated herein by reference.

3.6	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

3.7	Certificate of Amendment to the Certificate of Incorporation of Lixte Biotechnology Holdings, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2023 and incorporated herein by reference.

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 25, 2020 and incorporated herein by reference.

4.2	Form of Public Warrant included in Unit, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

4.4	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

10.3	Scientific Advisory Board Agreement between Lixte Biotechnology Holdings, Inc. and NDA Consulting Corp. dated December 24, 2013, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015 and incorporated herein by reference.

10.5	Collaboration Agreement for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and the Spanish Sarcoma Group as of July 31, 2019 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 19, 2019), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 6, 2019 and incorporated herein by reference.

10.6	Employment Agreement Between the Company and Dr. James Miser, filed as Exhibit 10.03 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.+

10.7	Employment Agreement Between the Company and Robert N. Weingarten, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2020 and incorporated herein by reference.+

10.8	Employment Agreement Between the Company and Eric Forman, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.+

10.9	Amendment to Employment Agreement between the Company and Eric Forman, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 26, 2021.+

10.10	Second Amendment to Employment Agreement between the Company and Eric Forman, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 and incorporated herein by reference.+

10.11	Lixte Technology Holdings, Inc. 2020 Stock Incentive Plan, filed as Exhibit 10.1 to the Company Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.+

10.12	Lixte Biotechnology Holdings, Inc. 2020 Stock Incentive Plan (as amended), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2023 and incorporated herein by reference.+

10.13	Investigator-Initiated Clinical Research Support Agreement between City of Hope National Medical Center and City of Hope Medical Foundation and Lixte Biotechnology Holdings, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference.

10.14	Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and Oncode Institute, Utrecht, entered into on October 8, 2021 (certain portions of this Exhibit have been omitted), filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission on November 10, 2021 and incorporated herein by reference.

10.15	Insider Trading Policy, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 and incorporated herein by reference.

10.16	Compensation Clawback Policy+*

10.17	Amendment to Contract between Lixte Biotechnology Holdings, Inc. and MRI Global effective April 17, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 and incorporated herein by reference.

10.18	Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

10.19	Employment Agreement between the Company and Bastiaan van der Baan effective September 26, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 27, 2023 and incorporated herein by reference.

10.20	Amendment No. 1 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 8, 2021, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the Securities and Exchange Commission on November 9, 2023 and incorporated herein by reference.

10.21	Amendment No. 2 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 13, 2023 (certain portions of this Exhibit have been omitted), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2023 and incorporated herein by reference.

10.22	Termination letter between H. Lee Moffitt Cancer Center and Research Institute, Inc. and the Company dated October 4, 2023 and effective as of September 30, 2023, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the Securities and Exchange Commission on November 9, 2023 and incorporated herein by reference.

10.23	Exclusive Patent License Agreement between Lixte Biotechnology, Inc. and the National Institute of Neurological Disorders and Stroke and the National Cancer Institute, each a component of the National Institute of Health, effective as of February 23, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2024 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 and incorporated herein by reference.

23.1	Consent of Weinberg & Company, P.A., Independent Registered Public Accounting Firm*

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 19, 2024		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ BASTIAAN VAN DER BAAN
	Name:	Bastiaan van der Baan
	Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ BASTIAAN VAN DER BAAN	President and Chief Executive Officer	March 19, 2024
John S. Kovach
/s/ ROBERT N. WEINGARTEN	Vice President and Chief Financial Officer	March 19, 2024
Robert N. Weingarten
/s/ STEPHEN J. FORMAN	Director	March 19, 2024
Stephen J. Forman

/s/ RENE BERNARDS	Director	March 19, 2024
René Bernards

/s/ YUN YEN	Director	March 19, 2024
Yun Yen

/s/ REGINA BROWN	Director	March 19, 2024
Regina Brown

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lixte Biotechnology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of Stock-Based Compensation

As discussed in Note 6 to the financial statements, the Company recognized $773,203 of compensation expense to certain officers, employees and consultants related to stock-based awards. The Company accounts for stock-based compensation for all stock-based awards made to officers, employees and consultants based on estimated fair values.

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

Our audit procedures related to the of the stock-based awards, including the valuation methodology and related assumptions such as the risk-free interest rate, volatility, and dividend yield, consisted of the following, among others:

●	We obtained and read the stock-based award agreements
●	We evaluated the reasonableness of management’s significant valuation assumptions, and tested the mathematical accuracy of management’s valuation analyses.
●	We developed independent estimates for the fair values of the stock-based awards.

We have served as the Company’s auditor since 2008.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 19, 2024

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$4,203,488	$5,353,392
Advances on research and development contract services	78,016	147,017
Prepaid insurance	17,116	49,224
Other prepaid expenses	10,000	11,350
Total current assets	4,308,620	5,560,983
Total assets	$4,308,620	$5,560,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $36,250 and $46,982 to related parties at December 31, 2023 and 2022, respectively	$156,758	$230,734
Research and development contract liabilities	157,100	165,022
Total current liabilities	313,858	395,756

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 72,917 shares	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 2,249,290 shares and 1,664,706 shares at December 31, 2023 and 2022, respectively	225	166
Additional paid-in capital	48,976,265	45,059,760
Accumulated deficit	(48,481,728)	(43,394,699)
Total stockholders’ equity	3,994,762	5,165,227
Total liabilities and stockholders’ equity	$4,308,620	$5,560,983

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation of $773,203 and $1,502,776 for the years ended December 31, 2023 and 2022, respectively	1,718,180	2,547,615
Patent and licensing legal and filing fees and costs	978,244	1,268,308
Other costs and expenses	1,495,712	1,146,289
Research and development costs, including $0 and $43,264 of stock-based compensation costs to a consultant for the years ended December 31, 2023 and 2022, respectively	898,100	1,349,269
Total costs and expenses	5,090,236	6,311,481
Loss from operations	(5,090,236)	(6,311,481)
Interest income	17,486	11,195
Interest expense	(16,233)	(8,875)
Foreign currency gain (loss)	1,954	(3,374)
Net loss	$(5,087,029)	$(6,312,535)

Net loss per common share – basic and diluted	$(2.66)	$(3.99)

Weighted average common shares outstanding – basic and diluted	1,915,838	1,582,029

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2021	350,000	$3,500,000	1,374,706	$137	$38,372,365	$(37,082,164)	$4,790,338
Proceeds from sale of securities in registered direct equity offering, net of offering costs	—	—	290,000	29	5,141,355	—	5,141,384
Stock-based compensation	—	—	—	—	1,546,040	—	1,546,040
Net loss	—	—	—	—	—	(6,312,535)	(6,312,535)
Balance, December 31, 2022	350,000	3,500,000	1,664,706	166	45,059,760	(43,394,699)	5,165,227
Proceeds from sale of securities in registered direct equity offering, net of offering costs	—	—	180,000	18	3,137,021	—	3,137,039
Exercise of pre-funded common stock warrants	—	—	403,334	41	—	—	41
Exercise of common stock options	—	—	1,250	—	6,281	—	6,281
Stock-based compensation	—	—	—	—	773,203	—	773,203
Net loss	—	—	—	—	—	(5,087,029)	(5,087,029)
Balance, December 31, 2023	350,000	$3,500,000	2,249,290	$225	$48,976,265	$(48,481,728)	$3,994,762

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(5,087,029)	$(6,312,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	773,203	1,502,776
Research and development costs	—	43,264
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	69,001	3,224
Prepaid insurance	32,108	59,805
Other prepaid expenses	1,350	1,350
Increase (decrease) in -
Accounts payable and accrued expenses	(73,976)	2,318
Research and development contract liabilities	(7,922)	88,061
Net cash used in operating activities	(4,293,265)	(4,611,737)

Cash flows from financing activities:
Proceeds from sale of securities in registered direct offering, net of offering costs	3,137,039	5,141,384
Exercise of pre-funded common stock warrants	41	—
Exercise of common stock options	6,281	—
Net cash provided by financing activities	3,143,361	5,141,384

Cash:
Net increase (decrease)	(1,149,904)	529,647
Balance at beginning of period	5,353,392	4,823,745
Balance at end of period	$4,203,488	$5,353,392

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$16,233	$8,875
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

1. Organization and Basis of Presentation

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by developing a drug class called Protein Phosphatase 2A inhibitors. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, used in combination with cytotoxic agents and/or x-ray, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

President and Chief Executive Officer

Effective September 26, 2023, Bas van der Baan, a director of the Company since June 17, 2022, replaced the Company’s founder, Dr. John S. Kovach, as President and Chief Executive Officer. Dr. Kovach passed away on October 5, 2023. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors.  Dr. Kovach was also the Company’s Chief Scientific Officer.

Nasdaq Listing and Reverse Stock Split

The Company’s common stock and the warrants are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “LIXT” and “LIXTW”, respectively.

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq. No fractional shares were issued in connection with the reverse split, with any fractional shares resulting from the reverse split being rounded up to the next whole share. All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq over time, or that it will be successful in maintaining compliance with any of the other continued listing requirements of Nasdaq.

Going Concern

For the year ended December 31, 2023, the Company recorded a net loss of $5,087,029 and used cash in operations of $4,293,265. At December 31, 2023, the Company had cash of $4,203,488 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At December 31, 2023, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $6,344,000 (see Note 8), which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are being issued. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on current operating plans, the Company estimates that its existing cash resources at December 31, 2023 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately  September 30, 2024. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2024 to be able to proactively manage its current business plan during the remainder of 2024 and during 2025. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Reclassifications

Certain comparative amounts in 2022 have been reclassified to conform to the current year’s presentation. Such reclassifications, individually and in the aggregate, were not material to the results of operations or financial condition of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Lixte Biotechnology Holdings, Inc. and its wholly-owned subsidiary, Lixte Biotechnology, Inc. Intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken, as a whole, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of accruals for clinical trial costs and other potential liabilities, and valuing equity instruments issued for services.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development, and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $978,244 and $1,268,308 for the years ended December 31, 2023 and 2022, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2023 and 2022 are described as follows.

General and administrative costs for the years ended December 31, 2023 and 2022 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 23.3% and 25.6% of total general and administrative costs, respectively. General and administrative costs for the years ended December 31, 2023 and 2022 also included charges for the fair value of stock options granted to directors and corporate officers representing 18.4% and 30.3%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 31, 2023 include charges from three vendors and consultants representing 29.9%, 25.2% and 13.7%, respectively, of total research and development costs. Research and development costs for the year ended December 31, 2022 include charges from four vendors and consultants representing 21.0%, 19.3%, 15.1% and 12.1%, respectively, of total research and development costs.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2023 and 2022 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2024.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of December 31, 2023 or 2022. Subsequent to December 31, 2023, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company accounts for stock-based payments to officers, directors, employees, Scientific Advisory Committee members, contractors, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 20, 2023 equity financing (see Note 4) meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

At December 31, 2023 and 2022, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2023	2022

Series A Convertible Preferred Stock	72,917	72,917
Common stock warrants	808,365	190,031
Common stock options, including options issued in the form of warrants	552,083	389,479
Total	1,433,365	652,427

Foreign Currency Translation

The consolidated financial statements are presented in the United States dollar, which is the functional and reporting currency of the Company.

The Company periodically incurs a cost or expense in a foreign jurisdiction denominated in a local currency. The Company purchases the required foreign currency to pay such cost or expense on an as-needed basis. Such cost or expense is converted into United States dollars for financial statement purposes based on the foreign currency conversion rate in effect on the transaction date. The Company purchases the requisite foreign currency to pay such cost or expense on an as-needed basis. Any gain or loss resulting from the purchase of the foreign currency is included as foreign currency gain (loss) in the consolidated statement of operations. During the years ended December 31, 2023 and 2022, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0824 and 1.0538, respectively. As of December 31, 2023 and 2022, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statements, including their presentation and related disclosures.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statements, including their presentation and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements, including their presentation and related disclosures.

3. Research and Development Costs

A summary of research and development costs for the years ended December 31, 2023 and 2022, including costs associated with clinical trials involving the Company’s lead clinical compound LB-100, are summarized below based on the respective geographical regions where such costs have been incurred.

	Years Ended December 31,
	2023	2022

United States	$359,589	$350,618
Spain	295,163	626,366
France	—	91,532
China	17,198	76,595
Netherlands	226,150	204,158
Total	$898,100	$1,349,269

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of December 31, 2023 and 2022, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have any cash liquidation preference rights or any registration rights. If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 72,917 shares of common stock at December 31, 2023 and 2022.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2023 and 2022, the Company had 2,249,290 shares and 1,664,706 shares, respectively, of common stock issued and outstanding.

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock.

The authorized number of shares of common stock and the par value per share were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as all fractional shares were rounded up to the next whole share.

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

The exercise prices of the warrants issued to the institutional investor (exercisable at $6.00 per share) and to the placement agent (exercisable at $6.60 per share) are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investor contain a “fundamental transaction” provision whereby in the event of a fundamental transaction (a sale or transfer of assets or ownership of the Company as defined in the warrant agreement) within the Company’s control, the holder of the unexercised common stock warrants would be entitled to receive, in exchange for extinguishment of such warrants, cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. If such fundamental transaction is not within the Company’s control, the warrant holder would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity. The Company will account for any such cash payment for a warrant redemption as a distribution from stockholders’ equity, as and when such cash payment is made.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offering, during the years ended December 31, 2023 and 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2021	311,031	$57.720
Issued	29,000	20.000
Exercised	—	—
Expired	(150,000)	60.000
Warrants outstanding at December 31, 2022	190,031	$50.161
Issued	618,334	6.034
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2023	808,365	$16.407	3.99

Warrants exercisable at December 31, 2022	190,031	$50.161
Warrants exercisable at December 31, 2023	808,365	$16.407	3.99

At December 31, 2023, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$6.000	583,334
$6.600	35,000
$20.000	29,000
$37.000	11,331
$57.000	149,700
808,365

The warrants exercisable at $57.00 per share at December 31, 2023 consist of 1,497,000 publicly-traded warrants pre-split 1-for-10 that were issued as part of the Company’s November 2020 public offering of units and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, upon exercise, 10 warrants, each exercisable at $5.70, will be required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00.

Based on a fair market value of $2.35 per share on December 31, 2023, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2023.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors, and affiliates.

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, to provide for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. During the years ended December 31, 2023 and 2022, the Company paid $190,860 and $250,000, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the years ended December 31, 2023 and 2022, the Company paid $175,000 and $175,000, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman has been provided a monthly office rent allowance, pursuant to which the Company paid $15,571 and $937, respectively, on Mr. Forman’s behalf for the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company paid $200,000 and $178,819, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the years ended December 31, 2023 and 2022, the Company paid $175,000 and $175,000, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023 to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement. During the year ended December 31, 2023, the Company paid $40,639 to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such period.

Appointment of Dr. René Bernards to the Board of Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. As a new director, in lieu of a grant of stock options, Dr. Bernards received a one-time cash board fee of $100,000, which was paid upon his appointment to the Board of Directors, and an annual cash board fee of $40,000, payable quarterly. During the years ended December 31, 2023 and 2022, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $62,500 and $133,873, respectively, with respect to his cash board compensation.

Previously, on October 8, 2021, the Company had entered into a Development Collaboration Agreement (subsequently amended and extended) with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations (see Note 8).

Compensatory Arrangements for Members of the Board of Directors

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation program for the non-officer directors for their services on the Board of Directors. Effective May 25, 2022, the Board of Directors approved an amendment to the program. Officers who also serve on the Board of Directors are not compensated separately for their service on the Board of Directors.

Cash compensation for directors, payable quarterly, is as follows:

Base director compensation - $20,000 per year

Chairman of audit committee – additional $10,000 per year

Chairman of any other committees – additional $5,000 per year

Member of audit committee – additional $5,000 per year

Member of any other committees – additional $2,500 per year

Equity compensation for directors is as follows:

Appointment of new directors – The Company grants options to purchase 25,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 50% on the grant date and the remaining 50% vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of the grant until fully vested, subject to continued service. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay a one-time cash fee of $100,000 to such director, payable upfront.

Annual grant of options to directors – Effective on the last business day of the month of June, the Company grants options to purchase 10,000 shares of common stock, exercisable for a period of five years, at the closing market price on the date of grant, vesting 12.5% on the last day of each calendar quarter beginning in the quarter immediately subsequent to the date of grant until fully vested, subject to continued service. If any director has served for less than 12 full calendar months on the grant date, the amount of such stock option grant is prorated based on the length of service of such director. At the discretion of the Board of Directors, for a nominee to the Board of Directors who is restricted by their respective institution or employer from receiving equity-based compensation, in lieu of the grant of such stock options, the Company may elect to pay an annual cash fee of $40,000 to such director, payable quarterly.

Total cash compensation paid to non-officer directors was $163,479 and $266,020, respectively, for the years ended December 31, 2023 and 2022.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the years ended December 31, 2023 and 2022, is presented below.

	Years Ended December 31,
	2023	2022

Related party costs:
Cash-based	$944,977	$1,044,839
Stock-based	773,203	1,502,776
Total	$1,718,180	$2,547,615

6. Stock-Based Compensation

The Company periodically issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors, and consultants of the Company.

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which was subsequently approved by the stockholders of the Company. The 2020 Plan provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates, initially for a total of 233,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. On October 7, 2022, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 180,000 shares, to a total of 413,333 shares. On November 27, 2023, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 336,667 shares, to a total of 750,000 shares.

As of December 31, 2023, unexpired stock options for 495,000 shares were issued and outstanding under the 2020 Plan and 255,000 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the year ended December 31, 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $61,501 and $100,213 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 8,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($68.718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 1, 2020 through August 1, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $83,544 and $143,163 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $61,501 and $100,213 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

On April 9, 2021, the Board of Directors appointed Gil Schwartzberg to fill the vacancy created by a former director’s resignation. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Schwartzberg was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $32.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $753,611 ($30.144 per share), of which $376,800 was attributable to the portion of the stock options fully vested on April 9, 2021 and was therefore charged to operations on that date. Although the remaining unvested portion of the fair value of the stock options was being charged to operations ratably from April 9, 2021 through June 30, 2023, the vesting of these stock options terminated on October 30, 2022 as a result of the death of Mr. Schwartzberg on that date. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $126,684 for the year ended December 31, 2022 with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($26.335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $76,388 and $154,042 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.423 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $211,413 and $638,915 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,885 and $100,249 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $94,881 and $63,777 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. The Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $61,448 and $75,520 for the years ended December 31, 2023 and 2022, respectively, with respect to these stock options.

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

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. The Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $48,464 for the year ended December 31, 2023 with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bas van der Baan, Mr. van der Baan was granted stock options to purchase 250,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which is being charged to operations ratably from September 26, 2023 through September 30, 2026. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $35,178 for the year ended December 31, 2023 with respect to these stock options.

Dr. Philip Palmedo, a director of the Company since 2006, did not stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of stockholders held on October 7, 2022. Gil Schwartzberg, a former director of the Company, died on October 30, 2022. Dr. John S. Kovach, the Chairman of the Board of Directors and the Company’s President and Chief Executive Officer, and Chief Scientific Officer, died on October 5, 2023. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their service to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each such person contractually expired one year from the respective dates that each of their services to the Company terminated.

A summary of stock-based compensation costs for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended
	December 31,
	2023	2022

Related parties	$773,203	$1,502,776
Non-related parties	—	43,264
Total stock-based compensation costs	$773,203	$1,546,040

A summary of stock option activity, including options issued in the form of warrants, during the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2021	266,667	$37.380
Granted	165,000	13.370
Exercised	—	—
Expired	(42,188)	19.160
Stock options outstanding at December 31, 2022	389,479	29.183
Granted	290,000	2.492
Exercised	(1,250)	5.025
Expired	(126,146)	28.687
Stock options outstanding at December 31, 2023	552,083	$15.330	3.84

Stock options exercisable at December 31, 2022	281,979	$32.834
Stock options exercisable at December 31, 2023	252,292	$28.387	2.89

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $670,000 at December 31, 2023, which will be recognized subsequent to December 31, 2023 over a weighted-average period of approximately 26 months.

At December 31, 2023, the outstanding common stock options,, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.950	250,000	20,833
$5.025	8,750	8,750
$5.880	40,000	10,000
$7.400	55,000	44,376
$20.000	65,000	35,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
$60.000	16,667	16,667
$66.000	3,333	3,333
$71.400	20,000	20,000
$120.000	8,333	8,333
	552,083	252,292

Based on a fair market value of $2.35 per share on December 31, 2023, the intrinsic value attributed to exercisable but unexercised common stock options was approximately $8,000 at December 31, 2023.

Outstanding stock options to acquire 299,791 shares of the Company’s common stock had not vested at December 31, 2023.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Research credits	$612,000	$574,000
Capitalized research and development	844,000	—
Stock-based compensation	1,631,000	2,137,000
Net operating loss carryforwards	8,601,000	8,135,000
Total deferred tax assets	11,688,000	10,846,000
Valuation allowance	(11,688,000)	(10,846,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2023 and 2022, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2023 and 2022 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022

U. S. federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%
Expirations related to stock-based compensation	10.4%	1.7%
Adjustment to deferred tax asset	(0.8)%	(1.5)%
Change in valuation allowance	17.4%	26.8%
Effective tax rate	0.0%	0.0%

At December 31, 2023, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $28,111,000 and $32,617,000, respectively. Federal net operating losses from tax years preceding 2018, if not utilized earlier, expire through 2038. Federal net operating losses generated in a tax year beginning after 2017 have an indefinite carryforward period. The utilization of federal net operating loss carryforwards is subject to various limitations.

The state net operating loss carryovers include approximately $19,141,000 that were incurred in the State of New York. New York tax law requires New York net operating loss carryovers from years prior to 2015 to be converted, by applying a formula, into a Prior Net Operating Loss Conversion (PNOLC) subtraction pool. The Company may utilize up to 1/10 of the PNOLC subtraction pool, or $928,313, each year. Unutilized PNOLC amounts carry forward to succeeding years until they expire in 2035. In addition, the full New York net operating losses incurred in post-2015 tax years may be utilized in future tax years. Post-2015 New York net operating losses expire through 2040. The state net operating loss carryovers also include approximately $13,476,000 that was incurred in the State of California.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change”, which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income might be limited.

As the Company’s net operating losses have yet to be utilized, all previous tax years since 2006 remain subject to adjustment by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2023 and 2022, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At December 31, 2023, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,412,000, including clinical trial agreements of $6,013,000 and clinical trial monitoring agreements of $399,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data are obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the contractual clinical trials discussed below as of December 31, 2023:

Description of Clinical Trial	Type of Clinical Trial	Institution	Estimated Start Date	Estimated End Date	Number of Patients in Trial	Study Objective	Clinical Update	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with carboplatin, etoposide and atezolizumab in small cell lung cancer	Phase 1b	City of Hope and Sarah Cannon	March 2021	March 2026	14 to 36	Determine RP2D	Three patients entered	NCT04560972	$2,433,000

LB-100 combined with doxorubicin in sarcoma	Phase 1b	GEIS	June 2023	June 2024	9 to 18	Determine MTD and RP2D	One patient entered	NCT05809830	3,580,000

LB-100 in high grade gliomas	Phase 0 pharmacology study	National Cancer Institute	January 2019	August 2022	7	Determine the penetration of LB-100 into high grade gliomas after IV injection	Closed. No or minimal penetration of LB-100 into high grade gliomas after IV injection	NCT03027388		(2)

Doxorubicin with or without LB-100 in sarcoma	Randomized Phase 2	GEIS	July 2024	June 2026	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	NCT05809830		(1)

LB-100 combined with dostarlimab in ovarian clear cell carcinoma	Phase 1b/2	MD Anderson	March 2024	December 2025	21	Determine the survival of patients with ovarian clear cell carcinoma	No patients entered at December 31, 2023	NCT06065462		(2)

Total									$6,013,000

(1)	The financial contractual commitment of the GEIS Randomized Phase 2 clinical trial is included in the financial contractual commitment of the GEIS Phase 1b trial. .
(2)	There is no remaining financial contractual commitment associated with this clinical trial.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. However, as patient accrual was slower than expected, the Company has been seeking to add additional sites to increase the rate of patient accrual. Effective March 6, 2023, the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, joined the City of Hope’s ongoing Phase 1b clinical trial. The Company is continuing its efforts to add additional sites. The addition of SCRI is expected to expedite and expand the accrual of patients to this clinical trial, thus reducing the time required to demonstrate the feasibility, tolerability, and efficacy of adding LB-100 to the current standard treatment regimen. With the addition of SCRI, the Company currently expects that this clinical trial will be completed by March 31, 2026.

During the years ended December 31, 2023 and 2022, the Company incurred costs of $69,001 and $0, respectively, pursuant to this agreement, which are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2023, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of December 31, 2023, which is expected to be incurred through March 31, 2026. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

GEIS. Effective July 31, 2019, the Company entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”), Madrid, Spain, to carry out a study entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information with respect to the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (“ASTS”). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little improvement in survival from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the anti-tumor activity of doxorubicin without apparent increases in toxicity.

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two to four years. The Phase 1 portion of the study began in the quarter ended June 30, 2023 to determine the recommended Phase 2 dose of the combination of doxorubicin and LB-100. As advanced sarcoma is a very aggressive disease, the design of the Phase 2 portion of the study assumes a median progression-free survival (“PFS”), no evidence of disease progression or death from any cause) of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

As of December 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to December 31, 2023 may be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b portion of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on both response and toxicity from this portion of the clinical trial, and subject to clinical results, anticipates that it will be able to proceed to a related Phase 2 study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the years ended December 31, 2023 and 2022, the Company incurred costs of $268,829 and $260,770, respectively, pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through December 31, 2023, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,580,000 as of December 31, 2023, which is expected to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (“NCI”) initiated a glioblastoma (“GBM”) pharmacologic clinical trial. This study was being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound.

Primary malignant brain tumors (gliomas) are very challenging to treat. Radiation combined with the chemotherapeutic drug temozolomide has been the mainstay of therapy of the most aggressive gliomas (glioblastoma multiforme or GBM) for decades, with little further benefit gained by the addition of one or more anti-cancer drugs, but without major advances in overall survival for the majority of patients. In animal models of GBM, the Company’s novel protein phosphatase inhibitor, LB-100, has been found to enhance the effectiveness of radiation, temozolomide chemotherapy treatments and immunotherapy, raising the possibility that LB-100 may improve outcomes of standard GBM treatment in the clinic. Although LB-100 has proven safe in patients at doses associated with apparent anti-tumor activity against several human cancers arising outside the brain, the ability of LB-100 to penetrate tumor tissue arising in the brain was not known. Many drugs potentially useful for GBM treatment do not enter the brain in amounts necessary for anti-cancer action.

The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors received one dose of LB-100 prior to surgery and had blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors showed the biochemical changes expected to be present if LB-100 reached its molecular target. As a result of the innovative design of the NCI study, it was believed that data from a few patients would be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Blood and brain tumor tissue were analyzed from seven patients after intravenous infusion of a single dose of LB-100. Results of the investigation demonstrated that there was virtually no entry of LB-100 into the brain tumor tissue. Accordingly, alternative methods of drug delivery will be required to determine if LB-100 has meaningful clinical anti-cancer activity against glioblastoma multiforme and other aggressive brain tumors.

MD Anderson Cancer Center Clinical Trial. On September 20, 2023, the Company announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. The Company is providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, the Company announced the entry of the first patient into this clinical trial. The Company currently expects that this clinical trial will be completed by July 31, 2025.

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

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who have failed or are intolerant of standard treatment. Patients with MDS, although usually older, are generally well except for severe anemia requiring frequent blood transfusions. This Phase 1b/2 clinical trial utilized LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS.

The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. During the year ended December 31, 2023, the clinical trial was closed. In this clinical trial, single agent LB-100 was used on a new schedule of days 1, 3, and 5 every 3 weeks. Although MTD was not achieved, there was no dose-limiting toxicity on this schedule at doses that were greater than the MTD in the Phase 1 clinical trial of LB-100 on the Monday, Tuesday, Wednesday schedule.

During the years ended December 31, 2023 and 2022, the Company incurred costs of $16,165 and $26,397, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2023, total costs of $147,239 have been incurred pursuant to this agreement.

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

The costs of the Phase 1b/2 clinical trial being paid to or through Theradex have been recorded and charged to operations based on periodic documentation provided by the CRO. During the years ended December 31, 2023 and 2022, the Company incurred costs of $20,884 and $35,403, respectively, pursuant to this work order. As of December 31, 2023, total costs of $148,172 have been incurred pursuant to this work order agreement.

As a result of the closure of the Company’s Clinical Trial Research Agreement with Moffitt during the year ended December 31, 2023 (see “Clinical Trial Agreements – Moffitt” above), this work order agreement with Theradex to monitor the Clinical Trial Research Agreement with Moffitt was similarly suspended, although nominal oversight trailing costs subsequent to December 31, 2023 are expected to be incurred relating to the closure of the Moffitt study.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the years ended December 31, 2023 and 2022, the Company incurred costs of $20,240 and $33,815, respectively, pursuant to this work order. As of December 31, 2023, total costs of $78,681 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $258,000 as of December 31, 2023, which is expected to be incurred through March 31, 2026.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by June 30, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the year ended December 31, 2023, the Company incurred costs of $14,862, pursuant to this work order. As of December 31, 2023, total costs of $14,862 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $141,000 as of December 31, 2023, which is expected to be incurred through June 30, 2026.

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

During the year ended December 31, 2023, the Company recorded a credit to operations of $9,109, representing the reversal of obligations previously recorded with respect to the Exclusive License Agreement. During the year ended December 31, 2022, the Company recorded charges to operations of $25,000, in connection with its obligations under the Exclusive License Agreement.

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with each of its executive officers at that time, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, which provided for aggregate annual cash compensation of $640,000, payable monthly (see Note 5). These employment agreements were automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022 and 2023.

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

On September 26, 2023, the Company entered into an employment agreement with Bastiaan van der Baan to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors with an annual salary of $150,000. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination as described in the employment agreement. Under the employment agreement, Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach, who died on October 5, 2023.

The aggregate annual cash compensation for all officers was $700,000 as of December 31, 2023.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $16,000 and $16,000 for the years ended December 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation (see Note 6). The Company recorded charges to operations pursuant to this Collaboration Agreement of $120,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”) (see Note 5), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto. The Development Collaboration Agreement is intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company agreed to fund the study, at an approximate cost of 391,000 Euros and provide a sufficient supply of LB-100 to conduct the study.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and adds 500,000 Euros (approximately $526,000 at October 3, 2023) to the operating budget being funded by the Company.

During the years ended December 31, 2023 and 2022, the Company incurred charges in the amount of $226,150 and $204,158, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2023, total costs of $485,556 have been incurred pursuant to this agreement, as amended. The Company’s aggregate commitment pursuant to this agreement, as amended, less amounts previously paid to date, totaled approximately $595,000 as of December 31, 2023, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the years ended December 31, 2023 and 2022, the Company incurred costs of $32,307 and $27,702, respectively, pursuant to this work order. As of December 31, 2023, total costs of $248,298 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $78,000 as of December 31, 2023.

External Risks Associated with the Company’s Business Activities

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. Although the Covid-19 outbreak has subsided, the extent to which the coronavirus pandemic may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

Inflation and Interest Rate Risk. The Company does not believe that inflation or increasing interest rates has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs), and which would put additional stress on the Company’s working capital resources.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities, including its ongoing clinical trials.

Potential Recession. There are some indications that the United States economy may be at risk of entering a recessionary period. Although unclear at this time, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

Geopolitical Risk. The geopolitical landscape poses inherent risks that could significantly impact the operations and financial performance of the Company. In the event of a military conflict, supply chain disruptions, geopolitical uncertainties, and economic repercussions may adversely affect the Company’s ability to conduct research, develop, test and manufacture products, and distribute them globally. This could lead to delays in product development, interruptions in the supply of critical materials, and delays in clinical trials, thereby impeding the Company’s clinical development and commercialization plans. Furthermore, the impact of a conflict on global financial markets may result in increased volatility and uncertainty in the capital markets, thereby affecting the valuation of the Company’s publicly-traded shares. Investor confidence, market sentiment, and access to capital may all be negatively influenced. Such geopolitical risks are outside the control of the Company, and the actual effects on the Company’s business, financial condition and results of operations may differ from current estimates.

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

Patent License Agreement

Effective February 23, 2024, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institute of Neurological Disorders and Stroke (“NINDS”) and the National Cancer Institute (“NCI”), each an institute or center of the National Institute of Health (“NIH”). Pursuant to the License Agreement, the Company has licensed exclusively NIH’s intellectual property rights claimed for a Cooperative Research and Development Agreement (“CRADA”) subject invention co-developed with the Company, and the licensed field of use, which focuses on promoting anti-cancer activity alone, or in combination with standard anti-cancer drugs. The scope of this clinical research extends to checkpoint inhibitors, immunotherapy, and radiation for the treatment of cancer. The License Agreement is effective, and shall extend, on a licensed product, licensed process, and country basis, until the expiration of the last-to-expire valid claim of the jointly owned licensed patent rights in each such country in the licensed territory, unless sooner terminated.

The License Agreement contemplates that the Company will seek to work with pharmaceutical companies and clinical trial sites (including comprehensive cancer centers) to initiate clinical trials within timeframes that will meet certain benchmarks. Data from the clinical trials will be the subject of various regulatory filings for marketing approval in applicable countries in the licensed territories. Subject to the receipt of marketing approval, the Company would be expected to commercialize the licensed products in markets where regulatory approval has been obtained.

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty of $30,000, within sixty days from the effective date of the Agreement. The first minimum annual royalty may be prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year.

The Company is obligated to pay the NIH, on a country-by-country basis, earned royalties of 2% on net sales of each royalty-bearing product and process, subject to reduction by 50% under certain circumstances relating to royalties paid by the Company to third parties, but not less than 1%. The Company’s obligation to pay earned royalties under the License Agreement commences on the date of the first commercial sale of a royalty-bearing product or process and expires on the date on which the last valid claim of the licensed product or licensed process expires in such country.

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 31, 2024 benchmark is defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The total of all such benchmark payments is $1,225,000.

The Company is obligated to pay the NIH sublicensing royalties of 5% on sublicensing revenue received for granting each sublicense within sixty days of receipt of such sublicensing revenue.

