Form 10-Q
period 2024-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2024-05-09
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

As of May 1, 2024, the Company had 2,249,290 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash	$3,414,263	$4,203,488
Advances on research and development contract services	78,016	78,016
Prepaid insurance	22,794	17,116
Other prepaid expenses	74,130	10,000
Total current assets	3,589,203	4,308,620
Total assets	$3,589,203	$4,308,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $38,819 and $36,250 to related parties at March 31, 2024 and December 31, 2023, respectively	$246,687	$156,758
Research and development contract liabilities	216,149	157,100
Total current liabilities	462,836	313,858

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 72,917 shares at March 31, 2024 and December 31, 2023	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 2,249,290 shares at March 31, 2024 and December 31, 2023	225	225
Additional paid-in capital	49,079,192	48,976,265
Accumulated deficit	(49,453,050)	(48,481,728)
Total stockholders’ equity	3,126,367	3,994,762
Total liabilities and stockholders’ equity	$3,589,203	$4,308,620

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation of $102,927 and $276,980 for the three months ended March 31, 2024 and 2023, respectively	317,662	519,480
Patent and licensing legal and filing fees and costs	83,211	317,340
Other costs and expenses	446,942	344,242
Research and development costs	119,064	189,085
Total costs and expenses	966,879	1,370,147
Loss from operations	(966,879)	(1,370,147)
Interest income	2,859	5,015
Interest expense	(7,186)	(3,861)
Foreign currency gain (loss)	(116)	1,334
Net loss	$(971,322)	$(1,367,659)

Net loss per common share – basic and diluted	$(0.43)	$(0.82)

Weighted average common shares outstanding – basic and diluted	2,249,290	1,664,951

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2024 and 2023

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2023	350,000	$3,500,000	2,249,290	$225	$48,976,265	$(48,481,728)	$3,994,762
Stock-based compensation expense	—	—	—	—	102,927	—	102,927
Net loss	—	—	—	—	—	(971,322)	(971,322)
Balance, March 31, 2024	350,000	$3,500,000	2,249,290	$225	$49,079,192	$(49,453,050)	$3,126,367

Balance, December 31, 2022	350,000	$3,500,000	1,664,659	$166	$45,059,760	$(43,394,699)	$5,165,227
Exercise of options	—	—	1,250	1	6,280	—	6,281
Stock-based compensation expense	—	—	—	—	276,980	—	276,980
Net loss	—	—	—	—	—	(1,367,659)	(1,367,659)
Balance, March 31, 2023	350,000	$3,500,000	1,665,909	$167	$45,343,020	$(44,762,358)	$4,080,829

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(971,322)	$(1,367,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	102,927	276,980
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	—	15,823
Prepaid insurance	(5,678)	(5,995)
Other prepaid expenses	(64,130)	(45,719)
Increase (decrease) in -
Accounts payable and accrued expenses	89,929	(6,133)
Research and development contract liabilities	59,049	(138,666)
Net cash used in operating activities	(789,225)	(1,271,369)

Cash flows from financing activities:
Exercise of common stock options	—	6,281
Net cash provided by financing activities	—	6,281

Cash:
Net decrease	(789,225)	(1,265,088)
Balance at beginning of period	4,203,488	5,353,392
Balance at end of period	$3,414,263	$4,088,304

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$7,186	$3,861
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at March 31, 2024, and for the three months ended March 31, 2024 and 2023, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2024, and the results of its operations for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

Business

The Company is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by developing a drug class called Protein Phosphatase 2A inhibitors. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of Protein Phosphatase 2A, used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

Going Concern

For the three months ended March 31, 2024, the Company recorded a net loss of $971,322 and used cash in operations of $789,225. At March 31, 2024, the Company had cash of $3,414,263 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At March 31, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $6,317,000 (see Note 8), which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at March 31, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2024. However, existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital in one or more tranches to fund its operations by approximately September 30, 2024 in order to be able to effectively manage its current business plan during the remainder of 2024, the full year 2025, and thereafter. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Segment Information

The Company operates and reports in one segment, which consists of the development of a drug class called Protein Phosphatase 2A inhibitors. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, which is the Company’s President and Chief Executive Officer.

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

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development, conduct and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $83,211 and $317,340 for the three months ended March 31, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended March 31, 2024 and 2023 are described as follows.

General and administrative costs for the three months ended March 31, 2024 and 2023 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 9.8% and 26.9% of total general and administrative costs, respectively. General and administrative costs for the three months ended March 31, 2024 and 2023 also included charges for the fair value of stock options granted to directors and corporate officers representing 12.1% and 23.5%, respectively, of total general and administrative costs.

Research and development costs for the three months ended March 31, 2024 include charges from three vendors and consultants representing 56.9%, 19.1% and 12.8%, respectively, of total research and development costs. Research and development costs for the three months ended March 31, 2023 include charges from four vendors and consultants representing 36.5%, 27.6%, 15.9% and 14.4%, respectively, of total research and development costs.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2024 or December 31, 2023 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2024.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of March 31, 2024 or December 31, 2023. Subsequent to March 31, 2024, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At March 31, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2024	2023

Series A Convertible Preferred Stock	72,917	72,917
Common stock warrants	808,365	190,031
Common stock options, including options issued in the form of warrants	552,083	388,229
Total	1,433,365	651,177

Foreign Currency Translation

The consolidated financial statements are presented in the United States dollar, which is the functional and reporting currency of the Company.

The Company periodically incurs a cost or expense in a foreign jurisdiction denominated in a local currency. The Company purchases the required foreign currency to pay such cost or expense on an as-needed basis. Such cost or expense is converted into United States dollars for financial statement purposes based on the foreign currency conversion rate in effect on the transaction date. The Company purchases the requisite foreign currency to pay such cost or expense on an as-needed basis. Any gain or loss resulting from the purchase of the foreign currency is included as foreign currency gain (loss) in the consolidated statement of operations. During the three months ended March 31, 2024 and 2023, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0848 and 1.0732, respectively. As of March 31, 2024 and December 31, 2023, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

The carrying value of financial instruments, which consists of accounts payable and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statements, including their presentation and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements, including their presentation and related disclosures.

3. Research and Development Costs

A summary of research and development costs for the three months ended March 31, 2024 and 2023, including costs associated with clinical trials involving the Company’s lead clinical compound LB-100, are summarized below based on the respective geographical regions where such costs have been incurred.

	Three Months Ended March 31,
	2024	2023

United States	$34,583	$135,907
Spain	15,234	975
China	2,282	—
Netherlands	66,965	52,203
Total	$119,064	$189,085

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of March 31, 2024 and December 31, 2023, the Company had 9,650,000 shares of undesignated preferred stock which may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have any cash liquidation preference rights or any registration rights. If fully converted, the 350,000 outstanding shares of Series A Convertible Preferred Stock would convert into 72,917 shares of common stock at March 31, 2024 and December 31, 2023.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, the Company had 2,249,290 shares of common stock issued and outstanding.

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

In a concurrent private placement to the institutional investor, the Company also sold warrants to purchase 583,334 shares of common stock. Each common warrant had an initial exercise price of $6.00 per share, was immediately exercisable upon issuance, and expires five years thereafter on July 20, 2028. The common warrants and the shares of common stock issuable upon exercise of the common warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The shares of common stock issuable upon exercise of the warrants were registered for resale on a registration statement on Form S-3 declared effective by the SEC on May 2, 2024.

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

The exercise prices of the warrants issued to the institutional investor (exercisable at $6.00 per share) and to the placement agent (exercisable at $6.60 per share) are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investor contain a “fundamental transaction” provision which provides that if any defined transactions are within the Company’s control and are consummated, the holder of the unexercised common stock warrants would be entitled to receive, at its option, in exchange for extinguishment of such warrants, cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. The fundamental transaction provision includes (i) a sale, lease, assignment, transfer, conveyance or other disposition of all or substantially all of the assets of the Company in one or a series of related transactions, or (ii) a change in control of the Company by which it, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination with another person or group, whereby such other person or group acquires more than 50% of the voting power of the common equity of the Company.

If such fundamental transaction is not within the Company’s control, including not being approved by the Company’s Board of Directors, the warrant holder would only be entitled to receive the same type or form of consideration (and in the same proportion) valued at the Black-Scholes value of the remaining unexercised portion of the warrant on the date of consummation of such fundamental transaction as the holders of the Company’s common stock receive. Accordingly, these warrants are classified as a component of permanent stockholders’ equity. The Company will account for any such cash payment for a warrant redemption as a distribution from stockholders’ equity, as and when such cash payment is made.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offering, during the three months ended March 31, 2024 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2023	808,365	$16.407
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at March 31, 2024	808,365	$16.407	3.74

Warrants exercisable at December 31, 2023	808,365	$16.407
Warrants exercisable at March 31, 2024	808,365	$16.407	3.74

At March 31, 2024, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$6.000	583,334
$6.600	35,000
$20.000	29,000
$37.000	11,331
$57.000	149,700
808,365

The warrants exercisable at $57.00 per share at March 31, 2024 consist of 1,497,000 publicly-traded warrants pre-split 1-for-10 that were issued as part of the Company’s November 2020 public offering of units and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently now represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, upon exercise, 10 warrants, each exercisable at $5.70, are required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00.

Based on the closing fair market value of $3.38 per share on March 31, 2024, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2024.

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, to provide for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023. During the three months ended March 31, 2023, the Company paid $62,500 to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such period.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the three months ended March 31, 2024 and 2023, the Company paid $43,750 and $43,750, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman has been provided a monthly office rent allowance, pursuant to which for the three months ended March 31, 2024 and 2023, the Company paid $5,318 and $2,583, respectively, on Mr. Forman’s behalf. During the three months ended March 31, 2024 and 2023, the Company paid $50,000 and $50,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended March 31, 2024 and 2023, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023 to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan will be eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement. During the three months ended March 31, 2024, the Company paid $38,416 to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such period.

Appointment of Dr. René Bernards to the Board of Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. During the three months ended March 31, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $18,194 and $15,625, respectively, with respect to his cash board compensation.

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

Cash compensation for directors, payable quarterly, is as follows:

Base director compensation - $20,000 per year (except for Dr. Bernards, who is paid an additional annual cash fee of $40,000 and no annual equity compensation as described below)

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

Total cash compensation paid to non-officer directors was $38,819 and $42,500, respectively, for the three months ended March 31, 2024 and 2023.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months ended March 31, 2024 and 2023, is presented below.

	Three Months Ended March 31,
	2024	2023

Related party costs:
Cash-based	$214,735	$242,500
Stock-based	102,927	276,980
Total	$317,662	$519,480

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

As of March 31, 2024, unexpired stock options for 495,000 shares were issued and outstanding under the 2020 Plan and 255,000 shares were available for issuance under the 2020 Plan.

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

There were no stock options requiring an assessment of value issued during the three months ended March 31, 2024 or 2023.

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement entered into with Eric J. Forman, Mr. Forman was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $24,710 for the three months ended March 31, 2023 with respect to these stock options.

On August 1, 2020, in connection with an employment agreement entered into with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 8,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($68.718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 1, 2020 through August 1, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $35,300 for the three months ended March 31, 2023 with respect to these stock options.

On August 12, 2020, in connection with the employment agreement entered into with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $24,710 for the three months ended March 31, 2023 with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($26.335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $37,983 for the three months ended March 31, 2023 with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.423 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. The Company recorded charges to general and administrative costs in the consolidated statement of operations of $105,123 for the three months ended March 31, 2023 with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. The Company recorded charges to general and administrative costs in the consolidated statements of operations of $9,695 and $9,588 for the three months ended March 31, 2024 and 2023, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. The Company recorded charges to general and administrative costs in the consolidated statements of operations of $23,655 and $23,394 for the three months ended March 31, 2024 and 2023, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. The Company recorded a total charge to general and administrative costs in the consolidated statements of operations of $12,264 and $16,172 for the three months ended March 31, 2024 and 2023, respectively, with respect to these stock options.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. The Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $23,968 for the three months ended March 31, 2024 with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bas van der Baan, Mr. van der Baan was granted stock options to purchase 250,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which is being charged to operations ratably from September 26, 2023 through September 30, 2026. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $33,345 for the three months ended March 31, 2024 with respect to these stock options.

Dr. Philip Palmedo, a director of the Company since 2006, did not stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of stockholders held on October 7, 2022. Gil Schwartzberg, a former director of the Company, died on October 30, 2022. Dr. John S. Kovach, the Chairman of the Board of Directors and the Company’s President and Chief Executive Officer, and Chief Scientific Officer, died on October 5, 2023. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their service to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each such person contractually expired one year from the respective dates that their services to the Company terminated.

A summary of stock-based compensation costs for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024	2023

Related parties	$102,927	$276,980
Non-related parties	—	—
Total stock-based compensation costs	$102,927	$276,980

A summary of stock option activity, including options issued in the form of warrants, during the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2023	552,083	$15.330
Granted	—	—
Exercised	—	—
Expired	—	—
Stock options outstanding at March 31, 2024	552,083	$15.330	3.59

Stock options exercisable at December 31, 2023	252,292	$28.387
Stock options exercisable at March 31, 2024	283,438	$25.653	2.82

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $567,000 at March 31, 2024, which will be recognized subsequent to March 31, 2024 over a weighted-average period of approximately 24 months.

At March 31, 2024, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.950	250,000	41,666
$5.025	8,750	8,750
$5.880	40,000	15,000
$7.400	55,000	49,689
$20.000	65,000	35,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
$60.000	16,667	16,667
$66.000	3,333	3,333
$71.400	20,000	20,000
$120.000	8,333	8,333
	552,083	283,438

Based on the closing fair market value of $3.38 per share on March 31, 2024, the intrinsic value attributed to exercisable but unexercised common stock options was approximately $60,000 at March 31, 2024.

Outstanding stock options to acquire 268,646 shares of the Company’s common stock had not vested at March 31, 2024.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company did not record any provision for income taxes, as the Company incurred losses during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2024 and December 31, 2023, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At March 31, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,317,000, including clinical trial agreements of $5,930,000 and clinical trial monitoring agreements of $387,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data are obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the contractual clinical trials discussed below as of March 31, 2024:

Description of Clinical Trial	Type of Clinical Trial	Institution	Estimated Start Date	Estimated End Date	Number of Patients in Trial	Study Objective	Clinical Update	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with carboplatin, etoposide and atezolizumab in small cell lung cancer	Phase 1b	City of Hope and Sarah Cannon	March 2021	March 2026	14 to 36	Determine RP2D	Three patients entered and two evaluable	NCT04560972	$2,433,000

LB-100 combined with doxorubicin in sarcoma	Phase 1b	GEIS	June 2023	June 2024	9 to 18	Determine MTD and RP2D	Seven patients entered	NCT05809830	3,497,000

LB-100 in high grade gliomas	Phase 0 pharmacology study	National Cancer Institute	January 2019	August 2022	7	Determine the penetration of LB-100 into high grade gliomas after IV injection	Closed. No or minimal penetration of LB-100 into high grade gliomas after IV injection	NCT03027388		(2)

Doxorubicin with or without LB-100 in sarcoma	Randomized Phase 2	GEIS	July 2024	June 2026	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	NCT05809830		(1)

LB-100 combined with dostarlimab in ovarian clear cell carcinoma	Phase 1b/2	MD Anderson	March 2024	December 2025	21	Determine the survival of patients with ovarian clear cell carcinoma	One patient entered	NCT06065462		(2)

Total									$5,930,000

(1)	The financial contractual commitment of the GEIS Randomized Phase 2 clinical trial is included in the financial contractual commitment of the GEIS Phase 1b trial.
(2)	There is no remaining financial contractual commitment associated with this clinical trial.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival, and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. Because patient accrual was slower than expected, effective March 6, 2023, the Company and City of Hope added the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, to the ongoing Phase 1b clinical trial. The Company and City of Hope are continuing efforts to increase patient accrual by adding additional sites and by modifying the protocol to increase the number of patients eligible for the clinical trial. The impact of these efforts to increase patient accrual and to decrease time to completion will be evaluated over the next two quarters.

During the three months ended March 31, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. As of March 31, 2024, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of March 31, 2024, which is expected to be incurred through March 31, 2026. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two to four years. The Phase 1 portion of the study began in the quarter ended June 30, 2023 to determine the recommended Phase 2 dose of the combination of doxorubicin and LB-100. As advanced sarcoma is a very aggressive disease, the design of the Phase 2 portion of the study assumes a median progression-free survival (“PFS”), no evidence of disease progression or death from any cause,~~)~~ of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

As of December 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to March 31, 2024 may be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b portion of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on toxicity from this portion of the clinical trial, and subject to clinical results, anticipates that it will be able to proceed to the related Phase 2 portion of the study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended March 31, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through March 31, 2024, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,497,000 as of March 31, 2024, which is expected to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

MD Anderson Cancer Center Clinical Trial. On September 20, 2023, the Company announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. The Company is providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, the Company announced the entry of the first patient into this clinical trial. The Company currently expects that this clinical trial will be completed by December 31, 2025.

Moffitt. Effective August 20, 2018, the Company entered into a Clinical Trial Research Agreement with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”), effective for a term of five years. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (“MDS”).

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who had failed or were intolerant of standard treatment. This Phase 1b/2 clinical trial utilized LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS.

The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. During the year ended December 31, 2023, the clinical trial was closed. Although the maximum tolerated dose (“MTD”) was not achieved, there was no dose-limiting toxicity noted.

During the three months ended March 31, 2024 and 2023, the Company incurred costs of $0 and $6,000, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2024, total costs of $147,239 have been incurred pursuant to this agreement.

During September 2023, the Company decided not to pursue further studies in MDS, as other, more promising, opportunities had become available (see “Patent and License Agreements - Moffitt” below).

Clinical Trial Monitoring Agreements

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended March 31, 2024 and 2023, the Company incurred costs of $0 and $69,001, respectively, pursuant to this work order. As of March 31, 2024, total costs of $447,512 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $253,000 as of March 31, 2024, which is expected to be incurred through March 31, 2026.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by June 30, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended March 31, 2024, the Company incurred costs of $5,529, pursuant to this work order. As of March 31, 2024, total costs of $20,391 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $134,000 as of March 31, 2024, which is expected to be incurred through June 30, 2026.

Patent and License Agreements

National Institute of Health. Effective February 23, 2024, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institute of Neurological Disorders and Stroke (“NINDS”) and the National Cancer Institute (“NCI”), each an institute or center of the National Institute of Health (“NIH”). Pursuant to the License Agreement, the Company has licensed on an exclusive basis the NIH’s intellectual property rights claimed for a Cooperative Research and Development Agreement (“CRADA”) subject invention co-developed with the Company, and the licensed field of use, which focuses on promoting anti-cancer activity alone, or in combination with standard anti-cancer drugs. The scope of this clinical research extends to checkpoint inhibitors, immunotherapy, and radiation for the treatment of cancer. The License Agreement is effective, and shall extend, on a licensed product, licensed process, and country basis, until the expiration of the last-to-expire valid claim of the jointly owned licensed patent rights in each such country in the licensed territory, estimated at twenty years, unless sooner terminated.

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

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty of $30,000, within sixty days from the effective date of the Agreement. The first minimum annual royalty may be prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The license issue royalty of $50,000 and the first minimum annual royalty of $30,000, prorated to $25,643, were paid in April 2024.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 is defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The total of all such benchmark payments is $1,225,000.

The Company is obligated to pay the NIH sublicensing royalties of 5% on sublicensing revenue received for granting each sublicense within sixty days of receipt of such sublicensing revenue.

During the three months ended March 31, 2024, the Company incurred costs of $53,113 in connection with its obligations under the License Agreement, which have been included in general and administrative costs in the Company’s consolidated statement of operations. As of March 31, 2024, total costs of $53,113 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,871,000 as of March 31, 2024, which is expected to be incurred over approximately the next twenty years.

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

On October 4, 2023, the Company received a counter-signed termination letter dated September 29, 2023 with respect to the Exclusive License Agreement dated August 20, 2018 between the Company and Moffitt, effective September 30, 2023. The Company and Moffitt agreed that no termination fee was due or payable by the Company, and Moffitt acknowledged that no payments are owed by the Company under the Agreement.

During the three months ended March 31, 2023, the Company recorded a charge to operations of $6,165 in connection with its obligations under the License Agreement.

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

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, and his annual salary was increased to $200,000.

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

The aggregate annual cash compensation for all officers was $700,000 as of March 31, 2024.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended March 31, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation (see Note 6). Effective March 1, 2024, the Collaboration Agreement was suspended until June 1, 2024, without extending the term of the Collaboration Agreement. The Company recorded charges to operations pursuant to this Collaboration Agreement of $20,000 and $30,000 during the three months ended March 31, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company.

During the three months ended March 31, 2024 and 2023, the Company incurred charges in the amount of $66,965 and $52,203, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2024, total costs of $552,521 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $593,000 as of March 31, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the three months ended March 31, 2024 and 2023, the Company incurred costs of $2,694 and $3,173, respectively, pursuant to this work order. As of March 31, 2024, total costs of $249,942 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $76,000 as of March 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Lixte Biotechnology Holdings, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future clinical trials and their timing and costs, product demand, supply, manufacturing costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend”, “anticipate”, “believe”, “estimate”, “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Overview

The Company is a clinical-stage biopharmaceutical company dedicated to improving patients’ lives by developing a drug class called Protein Phosphatase 2A inhibitors. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of Protein Phosphatase 2A, used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

Recent Developments

Effective February 23, 2024, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institute of Neurological Disorders and Stroke (“NINDS”) and the National Cancer Institute (“NCI”), each an institute or center of the National Institute of Health (“NIH”). Pursuant to the License Agreement, the Company has licensed on an exclusive basis the NIH’s intellectual property rights claimed for a Cooperative Research and Development Agreement (“CRADA”) subject invention co-developed with the Company, and the licensed field of use, which focuses on promoting anti-cancer activity alone, or in combination with standard anti-cancer drugs. The scope of this clinical research extends to checkpoint inhibitors, immunotherapy, and radiation for the treatment of cancer. The License Agreement is effective, and shall extend, on a licensed product, licensed process, and country basis, until the expiration of the last-to-expire valid claim of the jointly owned licensed patent rights in each such country in the licensed territory, estimated at twenty years, unless sooner terminated. See “Principal Commitments – Patent and Licensing Agreements – National Institute of Health” below for additional information on this License Agreement.

Enhancing immunotherapy with LB-100 is a primary strategy of the Company that could generate significant clinical and business prospects, subject to the availability of adequate financing to pursue this opportunity.

Going Concern

For the three months ended March 31, 2024, the Company recorded a net loss of $971,322 and used cash in operations of $789,225. At March 31, 2024, the Company had cash of $3,414,263 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At March 31, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $6,317,000, which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at March 31, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2024. However, existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations in one or more tranches by approximately September 30, 2024 in order to be able to effectively manage its current business plan during the remainder of 2024, the full year 2025, and thereafter. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this document.

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

Segment Information

The Company operates and reports in one segment, which consisted of the development of a drug class called Protein Phosphatase 2A inhibitors. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, which is the Company’s President and Chief Executive Officer.

Research and Development

Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development, conduct and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

During the three months ended March 31, 2024 and 2023, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $83,211 and $317,340, respectively, a decrease of $234,129, or 73.8%, in 2024 as compared to 2023.

In September 2023, the Company appointed a new President and Chief Executive Officer, who, with the assistance of the Company’s management, Board of Directors and patent legal counsel, conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to balance patent prosecution costs with intellectual property protection benefits. As a result, the Company identified certain patent filings that it does not intend to continue to support in 2024 and thereafter. The Company expects that patent and licensing legal and filing fees and costs will continue to be a significant continuing cost in 2024 and thereafter as the Company continues to develop and expand its patent portfolio related to the clinical development of LB-100.

A descriptive summary of the patent portfolio for the Company’s most important clinical programs involving the development of LB-100, as well as a detailed listing of each domestic and international patent that has been issued, is presented at “ITEM 1. BUSINESS – Intellectual Property” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Results of Operations

At March 31, 2024, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2024	2023

Revenues	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	317,662	519,480
Patent and licensing legal and filing fees and costs	83,211	317,340
Other costs and expenses	446,942	344,242
Research and development costs	119,064	189,085
Total costs and expenses	966,879	1,370,147
Loss from operations	(966,879)	(1,370,147)
Interest income	2,859	5,015
Interest expense	(7,186)	(3,861)
Foreign currency gain (loss)	(116)	1,334
Net loss	$(971,322)	$(1,367,659)

Net loss per common share – basic and diluted	$(0.43)	$(0.82)

Weighted average common shares outstanding – basic and diluted	2,249,290	1,664,951

Three Months Ended March 31, 2024 and 2023

Revenues. The Company did not have any revenues for the three months ended March 31, 2024 and 2023.

General and Administrative Costs. For the three months ended March 31, 2024, general and administrative costs were $847,815, which consisted of the fair value of vested stock options issued to directors and officers of $102,927, patent and licensing legal and filing fees and costs of $83,211, other consulting and professional fees of $172,443, insurance expense of $126,854, officer salaries and related costs of $195,618, cash-based director and board committee fees of $38,819, licensing and royalties of $53,113, shareholder reporting costs of $8,938, listing fees of $12,375, filing fees of $7,734, taxes and licenses of $15,406, investor relations of $17,397, rent of $5,651 and other operating costs of $7,329.

For the three months ended March 31, 2023, general and administrative costs were $1,181,062, which consisted of the fair value of vested stock options issued to directors and officers of $276,980, patent and licensing legal and filing fees and costs of $317,340, other consulting and professional fees of $170,585, insurance expense of $104,153, officer salaries and related costs of $216,355, cash-based director and board committee fees of $42,500, licensing and royalties of $6,165, shareholder reporting costs of $3,546, listing fees of $15,500, filing fees of $6,725, taxes and licenses of $3,769, investor relations of $12,972, rent of $2,583 and other operating costs of $1,889.

General and administrative costs decreased by $333,247, or 28.2%, in 2024 as compared to 2023, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $174,053, a decrease in patent and licensing legal and filing fees and costs of $234,129, a decrease in officer salaries and related costs of $20,737, offset by increases in licensing and royalties of $46,948, an increase in insurance of $22,701, and an increase in taxes and licenses of $11,637.

Research and Development Costs. For the three months ended March 31, 2024, research and development costs were $119,064, which consisted of clinical and related oversight costs of $10,029, regulatory service costs of $660, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $108,375.

For the three months ended March 31, 2023, research and development costs were $189,085, which consisted of clinical and related oversight costs of $96,129, regulatory service costs of $6,079, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $86,877.

Included in preclinical research costs for the three months ended March 31, 2024 and 2023 were $66,965 and $52,203, respectively, of costs paid to the Netherlands Cancer Institute, which employs Dr. René Bernards, a director of the Company since June 15, 2022. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with the Netherlands Cancer Institute, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs decreased by $70,021, or 37.0%, in 2024 as compared to 2023, as a result of a decrease in clinical and related oversight costs of $86,100, and a decrease in regulatory service costs of $5,419, offset by an increase in preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $21,498.

Interest Income. For the three months ended March 31, 2024, the Company had interest income of $2,859, as compared to interest income of $5,015 for the three months ended March 31, 2023, related to the investment of funds generated by the Company’s financing activities.

Interest Expense. For the three months ended March 31, 2024, the Company had interest expense of $7,186, as compared to interest expense of $3,861 for the three months ended March 31, 2023, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain (Loss). For the three months ended March 31, 2024, the Company had a foreign currency loss of $116, as compared to a foreign currency gain of $1,334 for the three months ended March 31, 2023, from foreign currency transactions.

Net Loss. For the three months ended March 31, 2024, the Company incurred a net loss of $971,322, as compared to a net loss of $1,367,659 for the three months ended March 31, 2023.

Liquidity and Capital Resources – March 31, 2024

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(789,225)	$(1,271,369)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	—	6,281
Net decrease in cash	$(789,225)	$(1,265,088)

At March 31, 2024, the Company had working capital of $3,126,367, as compared to working capital of $3,994,762 at December 31, 2023, reflecting a decrease in working capital of $868,395 for the three months ended March 31, 2024. The decrease in working capital during the three months ended March 31, 2024 was primarily the result of the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing the Company’s patent portfolio. At March 31, 2024, the Company had cash of $3,414,263 available to fund its operations.

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

Based on current operating plans, the Company estimates that its existing cash resources at March 31, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately December 31, 2024. However, existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations in one or more tranches by approximately September 30, 2024 in order to be able to effectively manage its current business plan during the remainder of 2024, the full year 2025, and thereafter. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

At March 31, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $6,317,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At March 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the three months ended March 31, 2024, operating activities utilized cash of $789,225, as compared to utilizing cash of $1,271,369 for the three months ended March 31, 2023, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the three months ended March 31, 2024 and 2023, the Company had no investing activities.

Financing Activities. For the three months ended March 31, 2024, the Company had no financing activities. For the three months ended March 31, 2023, financing activities consisted of $6,281 from the exercise of common stock options.

Principal Commitments

Clinical Trial Agreements

At March 31, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $6,317,000, including clinical trial agreements of $5,930,000 and clinical trial monitoring agreements of $387,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data are obtained and analyzed, and are frequently modified, suspended or terminated before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the contractual clinical trials discussed below as of March 31, 2024:

Description of Clinical Trial	Type of Clinical Trial	Institution	Estimated Start Date	Estimated End Date	Number of Patients in Trial	Study Objective	Clinical Update	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with carboplatin, etoposide and atezolizumab in small cell lung cancer	Phase 1b	City of Hope and Sarah Cannon	March 2021	March 2026	14 to 36	Determine RP2D	Three patients entered and two evaluable	NCT04560972	$2,433,000

LB-100 combined with doxorubicin in sarcoma	Phase 1b	GEIS	June 2023	June 2024	9 to 18	Determine MTD and RP2D	Seven patients entered	NCT05809830	3,497,000

LB-100 in high grade gliomas	Phase 0 pharmacology study	National Cancer Institute	January 2019	August 2022	7	Determine the penetration of LB-100 into high grade gliomas after IV injection	Closed. No or minimal penetration of LB-100 into high grade gliomas after IV injection	NCT03027388		(2)

Doxorubicin with or without LB-100 in sarcoma	Randomized Phase 2	GEIS	July 2024	June 2026	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	NCT05809830		(1)

LB-100 combined with dostarlimab in ovarian clear cell carcinoma	Phase 1b/2	MD Anderson	March 2024	December 2025	21	Determine the survival of patients with ovarian clear cell carcinoma	One patient entered	NCT06065462		(2)

Total									$5,930,000

(1)	The financial contractual commitment of the GEIS Randomized Phase 2 clinical trial is included in the financial contractual commitment of the GEIS Phase 1b trial.
(2)	There is no remaining financial contractual commitment associated with this clinical trial.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 will be given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The dose of LB-100 will be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry will be expanded so that a total of 12 patients will be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival, and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. Because patient accrual was slower than expected, effective March 6, 2023, the Company and City of Hope added the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, to the ongoing Phase 1b clinical trial. The Company and City of Hope are continuing efforts to increase patient accrual by adding additional sites and by modifying the protocol to increase the number of patients eligible for the clinical trial. The impact of these efforts to increase patient accrual and to decrease time to completion will be evaluated over the next two quarters.

During the three months ended March 31, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. As of March 31, 2024, total costs of $447,512 have been incurred pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $2,433,000 as of March 31, 2024, which is expected to be incurred through March 31, 2026. If a significant number of patients fail during the dose-escalation process, an increase of up to 12 patients would likely be necessary, at an estimated additional cost of approximately $800,000.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two to four years. The Phase 1 portion of the study began in the quarter ended June 30, 2023 to determine the recommended Phase 2 dose of the combination of doxorubicin and LB-100. As advanced sarcoma is a very aggressive disease, the design of the Phase 2 portion of the study assumes a median progression-free survival (“PFS”), no evidence of disease progression or death from any cause,~~)~~ of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

As of December 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000. Although the production of new inventory has been completed, nominal trailing costs subsequent to March 31, 2024 may be incurred.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The Phase 1b portion of the protocol is expected to be completed by June 30, 2024, at which time the Company expects to have data on toxicity from this portion of the clinical trial, and subject to clinical results, anticipates that it will be able to proceed to the related Phase 2 portion of the study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended March 31, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. Such costs, when incurred, are included in research and development costs in the Company’s consolidated statements of operations. Through March 31, 2024, the Company has paid GEIS an aggregate of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,497,000 as of March 31, 2024, which is expected to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate.

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

MD Anderson Cancer Center Clinical Trial. On September 20, 2023, the Company announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. The Company is providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, the Company announced the entry of the first patient into this clinical trial. The Company currently expects that this clinical trial will be completed by December 31, 2025.

Moffitt. Effective August 20, 2018, the Company entered into a Clinical Trial Research Agreement with the Moffitt Cancer Center and Research Institute Hospital Inc., Tampa, Florida (“Moffitt”), effective for a term of five years. Pursuant to the Clinical Trial Research Agreement, Moffitt agreed to conduct and manage a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of the Company’s lead anti-cancer clinical compound LB-100 to be administered intravenously in patients with low or intermediate-1 risk myelodysplastic syndrome (“MDS”).

In November 2018, the Company received approval from the U.S. Food and Drug Administration for its Investigational New Drug (“IND”) Application to conduct a Phase 1b/2 clinical trial to evaluate the toxicity and therapeutic benefit of LB-100 in patients with low and intermediate-1 risk MDS who had failed or were intolerant of standard treatment. This Phase 1b/2 clinical trial utilized LB-100 as a single agent in the treatment of patients with low and intermediate-1 risk MDS.

The clinical trial began at a single site in April 2019 and the first patient was entered into the clinical trial in July 2019. During the year ended December 31, 2023, the clinical trial was closed. Although the maximum tolerated dose (“MTD”) was not achieved, there was no dose-limiting toxicity noted.

During the three months ended March 31, 2024 and 2023, the Company incurred costs of $0 and $6,000, respectively, pursuant to this agreement, which have been included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2024, total costs of $147,239 have been incurred pursuant to this agreement.

During September 2023, the Company decided not to pursue further studies in MDS, as other, more promising, opportunities had become available (see “Patent and License Agreements - Moffitt” below).

Clinical Trial Monitoring Agreements

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement are estimated to be approximately $335,000. During the three months ended March 31, 2024 and 2023, the Company incurred costs of $0 and $69,001, respectively, pursuant to this work order. As of March 31, 2024, total costs of $447,512 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $253,000 as of March 31, 2024, which is expected to be incurred through March 31, 2026.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcomas. The study is expected to be completed by June 30, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended March 31, 2024, the Company incurred costs of $5,529, pursuant to this work order. As of March 31, 2024, total costs of $20,391 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $134,000 as of March 31, 2024, which is expected to be incurred through June 30, 2026.

Patent and License Agreements

National Institute of Health. Effective February 23, 2024, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institute of Neurological Disorders and Stroke (“NINDS”) and the National Cancer Institute (“NCI”), each an institute or center of the National Institute of Health (“NIH”). Pursuant to the License Agreement, the Company has licensed on an exclusive basis the NIH’s intellectual property rights claimed for a Cooperative Research and Development Agreement (“CRADA”) subject invention co-developed with the Company, and the licensed field of use, which focuses on promoting anti-cancer activity alone, or in combination with standard anti-cancer drugs. The scope of this clinical research extends to checkpoint inhibitors, immunotherapy, and radiation for the treatment of cancer. The License Agreement is effective, and shall extend, on a licensed product, licensed process, and country basis, until the expiration of the last-to-expire valid claim of the jointly owned licensed patent rights in each such country in the licensed territory, estimated at twenty years, unless sooner terminated.

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

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty of $30,000, within sixty days from the effective date of the Agreement. The first minimum annual royalty may be prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The license issue royalty of $50,000 and the first minimum annual royalty of $30,000, prorated to $25,643, were paid in April 2024.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 is defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The total of all such benchmark payments is $1,225,000.

The Company is obligated to pay the NIH sublicensing royalties of 5% on sublicensing revenue received for granting each sublicense within sixty days of receipt of such sublicensing revenue.

During the three months ended March 31, 2024, the Company incurred costs of $53,113 in connection with its obligations under the License Agreement, which have been included in general and administrative costs in the Company’s consolidated statement of operations. As of March 31, 2024, total costs of $53,113 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,871,000 as of March 31, 2024, which is expected to be incurred over approximately the next twenty years.

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

On October 4, 2023, the Company received a counter-signed termination letter dated September 29, 2023 with respect to the Exclusive License Agreement dated August 20, 2018 between the Company and Moffitt, effective September 30, 2023. The Company and Moffitt agreed that no termination fee was due or payable by the Company, and Moffitt acknowledged that no payments are owed by the Company under the Agreement.

During the three months ended March 31, 2023, the Company recorded a charge to operations of $6,165 in connection with its obligations under the License Agreement.

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

Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, and his annual salary was increased to $200,000.

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

The aggregate annual cash compensation for all officers was $700,000 as of March 31, 2024.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended March 31, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly payment and agreed to issue to BioPharmaWorks certain equity-based compensation. Effective March 1, 2024, the Collaboration Agreement was suspended until June 1, 2024, without extending the term of the Collaboration Agreement. The Company recorded charges to operations pursuant to this Collaboration Agreement of $20,000 and $30,000 during the three months ended March 31, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company.

During the three months ended March 31, 2024 and 2023, the Company incurred charges in the amount of $66,965 and $52,203, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of March 31, 2024, total costs of $552,521 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $593,000 as of March 31, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. On June 10, 2022, the contract was amended to reflect a new total contract price of $273,980 for services to be rendered through April 30, 2023. Effective April 17, 2023, the contract was further amended to reflect a new total contract price of $326,274 for services to be rendered through April 30, 2024. During the three months ended March 31, 2024 and 2023, the Company incurred costs of $2,694 and $3,173, respectively, pursuant to this work order. As of March 31, 2024, total costs of $249,942 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $76,000 as of March 31, 2024.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which are beyond the Company’s control, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 19, 2024 (the “2023 Form 10-K”).

The Risk Factors set forth in the 2023 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2023 Form 10-K could materially adversely affect the Company’s business, financial condition or future results, and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

As of the date of the filing of this document, except as disclosed herein, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.2	Patent License Agreement with the National Institute of Neurological Disorders and Stroke and the National Cancer Institute dated February 23, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2024

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 9, 2024	By:	/s/ BASTIAAN VAN DER BAAN
Bastiaan van der Baan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

