Form 10-Q
period 2024-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2024-08-08
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of August 2, 2024, the Company had 2,249,290 shares of common stock, $0.0001 par value, issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash	$2,595,222	$4,203,488
Advances on research and development contract services	—	78,016
Prepaid insurance	22,558	17,116
Other prepaid expenses	49,824	10,000
Total current assets	2,667,604	4,308,620
Total assets	$2,667,604	$4,308,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $0 and $36,250 to related parties at June 30, 2024 and December 31, 2023, respectively	$131,404	$156,758
Research and development contract liabilities, including $254,852 and $120,768 to related parties at June 30, 2024 and December 31, 2023, respectively	290,061	157,100
Total current liabilities	421,465	313,858

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 72,917 shares at June 30, 2024 and December 31, 2023	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 2,249,290 shares at June 30, 2024 and December 31, 2023	225	225
Additional paid-in capital	49,209,883	48,976,265
Accumulated deficit	(50,463,969)	(48,481,728)
Total stockholders’ equity	2,246,139	3,994,762
Total liabilities and stockholders’ equity	$2,667,604	$4,308,620

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation expense of $130,691 and $280,060 for the three months ended June 30, 2024 and 2023, respectively, and $233,618 and $557,040 for the six months ended June 30, 2024 and 2023, respectively	306,354	522,561	624,016	1,042,041
Patent and licensing legal and filing fees and costs	63,612	340,010	146,823	657,350
Other costs and expenses	428,482	379,970	875,424	724,212
Research and development costs, including $67,119 and $53,178 for the three months ended June 30, 2024 and 2023, respectively, and $134,084 and $105,382 for the six months ended June 30, 2024 and 2023, respectively, to a related party	210,708	427,457	329,772	616,542
Total costs and expenses	1,009,156	1,669,998	1,976,035	3,040,145
Loss from operations	(1,009,156)	(1,669,998)	(1,976,035)	(3,040,145)
Interest income	2,233	2,714	5,092	7,729
Interest expense	(4,154)	(1,948)	(11,340)	(5,809)
Foreign currency gain	158	877	42	2,211
Net loss	$(1,010,919)	$(1,668,355)	$(1,982,241)	$(3,036,014)

Net loss per common share – basic and diluted	$(0.45)	$(1.00)	$(0.88)	$(1.82)

Weighted average common shares outstanding – basic and diluted	2,249,290	1,665,956	2,249,290	1,665,479

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Six Months Ended June 30, 2024 and 2023

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended June 30, 2024:
Balance, March 31, 2024	350,000	$3,500,000	2,249,290	$225	$49,079,192	$(49,453,050)	$3,126,367
Stock-based compensation expense	—	—	—	—	130,691	—	130,691
Net loss	—	—	—	—	—	(1,010,919)	(1,010,919)
Balance, June 30, 2024	350,000	$3,500,000	2,249,290	$225	$49,209,883	$(50,463,969)	$2,246,139

Six months ended June 30, 2024:
Balance, December 31, 2023	350,000	$3,500,000	2,249,290	$225	$48,976,265	$(48,481,728)	$3,994,762
Stock-based compensation expense	—	—	—	—	233,618	—	233,618
Net loss	—	—	—	—	—	(1,982,241)	(1,982,241)
Balance, June 30, 2024	350,000	$3,500,000	2,249,290	$225	$49,209,883	$(50,463,969)	$2,246,139

(continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Six Months Ended June 30, 2024 and 2023

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,982,241)	$(3,036,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	233,618	557,040
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	78,016	69,002
Prepaid insurance	(5,442)	(5,426)
Other prepaid expenses	(39,824)	(39,183)
Increase (decrease) in -
Accounts payable and accrued expenses	(25,354)	136,764
Research and development contract liabilities	132,961	(128,936)
Net cash used in operating activities	(1,608,266)	(2,446,753)

Cash flows from financing activities:
Exercise of common stock options	—	6,281
Net cash provided by financing activities	—	6,281

Cash:
Net decrease	(1,608,266)	(2,440,472)
Balance at beginning of period	4,203,488	5,353,392
Balance at end of period	$2,595,222	$2,912,920

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$11,340	$5,809
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2024 and 2023

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at June 30, 2024, and for the three months and six months ended June 30, 2024 and 2023, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2024, and the results of its operations for the three months and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements at such date.

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

Business

The Company is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of Protein Phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

Nasdaq Listing

The Company’s common stock and the warrants are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “LIXT” and “LIXTW”, respectively. On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq. However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq over time. In addition, Nasdaq has other continued listing requirements, one of which is maintaining a minimum net stockholders’ equity of $2,500,000. At June 30, 2024, the Company’s net stockholders equity was $2,246,139.

Going Concern

For the six months ended June 30, 2024, the Company recorded a net loss of $1,982,241 and used cash in operations of $1,608,266. At June 30, 2024, the Company had cash of $2,595,222 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At June 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $3,614,000 (see Note 8), which are currently scheduled to be incurred through approximately December 31, 2027.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements also do not reflect any adjustments relating to the recoverability of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has no recurring source of revenues and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities.

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

Based on current operating plans, the Company estimates that its existing cash resources at June 30, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound, LB-100, through approximately December 31, 2024. As existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, the Company will need to raise additional capital in one or more tranches to fund its operations in the near-term in order to be able to effectively manage its current business plan during the remainder of 2024, the full year 2025, and thereafter. In addition, the Company’s operating plans and capital requirements may change as a result of many factors that are currently unknown and/or outside of the control of the Company. The Company is considering various strategies and alternatives to obtain the required additional capital.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, or obtain funds, if available, through strategic alliances or joint ventures that could require the Company to relinquish rights to and/or control of LB-100, or to discontinue operations entirely.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $63,612 and $340,010 for the three months ended June 30, 2024 and 2023, respectively, and $146,823 and $657,350 for the six months ended June 30, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended June 30, 2024 and 2023 are described below.

General and administrative costs for the three months ended June 30, 2024 and 2023 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 8.0% and 27.3% of total general and administrative costs, respectively. General and administrative costs for the three months ended June 30, 2024 and 2023 also included charges for the fair value of stock options granted to directors and corporate officers representing 16.4% and 22.5%, respectively, of total general and administrative costs.

Research and development costs for the three months ended June 30, 2024 include charges from two vendors and consultants representing 32.6% and 37.9%, respectively, of total research and development costs. Research and development costs for the three months ended June 30, 2023 include charges from two vendors and consultants representing 12.4% and 62.9%, respectively, of total research and development costs.

Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the six months ended June 30, 2024 and 2023 are described below.

General and administrative costs for the six months ended June 30, 2024 and 2023 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 8.9% and 27.1% of total general and administrative costs, respectively. General and administrative costs for the six months ended June 30, 2024 and 2023 also included charges for the fair value of stock options granted to directors and corporate officers representing 14.2% and 23.0%, respectively, of total general and administrative costs.

Research and development costs for the six months ended June 30, 2024 include charges from three vendors and consultants representing 11.0%, 24.0% and 41.3%, respectively, of total research and development costs. Research and development costs for the six months ended June 30, 2023 include charges from three vendors and consultants representing 11.2%, 17.1% and 43.6%, respectively, of total research and development costs.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2024. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2024 or December 31, 2023 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2024.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of June 30, 2024 or December 31, 2023. Subsequent to June 30, 2024, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 20, 2023 equity financing (see Note 4) meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability classified are recognized as a non-cash gain or loss in the statement of operations.

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

At June 30, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2024	2023

Series A Convertible Preferred Stock	72,917	72,917
Common stock warrants	808,365	190,031
Common stock options, including options issued in the form of warrants	605,348	428,229
Total	1,486,630	691,177

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

During the three months ended June 30, 2024 and 2023, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0780 and 1.0899, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0814 and 1.0816, respectively. As of June 30, 2024 and December 31, 2023, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

3. Research and Development Costs

A summary of research and development costs for the three months and six months ended June 30, 2024 and 2023, including costs associated with clinical trials involving the Company’s lead clinical compound LB-100, are summarized below based on the respective geographical regions where such costs have been incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

United States	$114,345	$87,625	$148,928	$223,531
Spain	29,244	272,564	44,478	273,539
China	—	14,090	2,282	14,090
Netherlands	67,119	53,178	134,084	105,382
Total	$210,708	$427,457	$329,772	$616,542

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of June 30, 2024 and December 31, 2023, the Company had 9,650,000 shares of undesignated preferred stock, which may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have any cash liquidation preference rights or any registration rights. The 350,000 outstanding shares of Series A Convertible Preferred Stock were convertible into a total of 72,917 shares of common stock at June 30, 2024 and December 31, 2023.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2024 and December 31, 2023, the Company had 2,249,290 shares of common stock issued and outstanding.

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock.

The authorized number of shares of common stock and the par value per share were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split, with all fractional shares being rounded up to the next whole share.

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

The exercise prices of the warrants issued to the institutional investor (exercisable at $6.00 per share) and to the placement agent (exercisable at $6.60 per share) are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investor contain a “fundamental transaction” provision which provides that if any defined transactions are within the Company’s control and are consummated, the holder of the unexercised common stock warrants would be entitled to receive, at its option, in exchange for extinguishment of such warrants, cash consideration equal to a Black-Scholes valuation amount, as defined in the warrant agreement. The fundamental transaction provision includes (i) a sale, lease, assignment, transfer, conveyance or other disposition of all or substantially all of the assets of the Company in one or a series of related transactions, or (ii) a change in control of the Company by which it, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination with another person or group, whereby such other person or group acquires more than 50% of the voting power of the common equity of the Company.

If such fundamental transaction is not within the Company’s control, including not being approved by the Company’s Board of Directors, the warrant holder would only be entitled to receive the same type or form of consideration (and in the same proportion) equal to the Black-Scholes valuation amount of the remaining unexercised portion of the warrant on the date of consummation of such fundamental transaction as the holders of the Company’s common stock receive. Accordingly, these warrants are classified as a component of permanent stockholders’ equity. The Company will account for any cash payment for a warrant redemption as a distribution from stockholders’ equity, as and when a fundamental transaction is consummated and such cash payment is required to be made.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offering, during the six months ended June 30, 2024 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2023	808,365	$16.407
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2024	808,365	$16.407	3.49

Warrants exercisable at December 31, 2023	808,365	$16.407
Warrants exercisable at June 30, 2024	808,365	$16.407	3.49

At June 30, 2024, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$6.000	583,334
$6.600	35,000
$20.000	29,000
$37.000	11,331
$57.000	149,700
808,365

The warrants exercisable at $57.00 per share at June 30, 2024 consist of 1,497,000 publicly-traded warrants, described herein on a pre-split 1-for-10 basis, that were issued as part of the Company’s November 2020 public offering of units, and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently now represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, the exercise of 10 warrants, each exercisable at $5.70, are required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00 per share.

Based on the closing fair market value of $2.37 per share on June 30, 2024, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2024.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 6.

5. Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors and affiliates.

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with each of its executive officers at that time, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, payable monthly, as described below. These employment agreements were automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. Except as noted below, these employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022, 2023 and 2024.

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, to provide for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023. During the three months and six months ended June 30, 2023, the Company paid $62,500 and $125,000, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such period.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020 to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser is required to devote at least 50% of his business time to the Company’s activities. During the three months ended June 30, 2024 and 2023, the Company paid $43,750 and $43,750, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2024 and 2023, the Company paid $87,500 and $87,500, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser, as a result of which such employment agreement expired on July 31, 2024.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman has been provided a monthly office rent allowance, pursuant to which for the three months ended June 30, 2024 and 2023, the Company paid $4,230 and $1,530 respectively, on Mr. Forman’s behalf. For the six months ended June 30, 2024 and 2023, Mr. Forman has been provided a monthly office rent allowance, pursuant to which the Company paid $9,881 and $4,113 respectively, on Mr. Forman’s behalf. During the three months ended June 30, 2024 and 2023, the Company paid $50,000 and $50,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2024 and 2023, the Company paid $100,000 and $100,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended June 30, 2024 and 2023, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2024 and 2023, the Company paid $87,500 and $87,500, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023 to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan is eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement. During the three months and six months ended June 30, 2024, the Company paid $38,163 and $76,579, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such period.

On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The term of the agreement will be in effect from July 1, 2024 until the earliest of (i) termination by either party upon sixty days’ notice, (ii) Dr. Schellens’ death or disability, or (iii) termination by the Company for breach as provided in the agreement. Under the agreement, Dr. Schellens will provide his services for two days per week with the specific days in each week to be based on arrangements agreed to from time to time between Dr. Schellens and the Company’s Chief Executive Officer. The Company will pay Dr. Schellens annual compensation of 104,000 Euros ($111,338 as of June 30, 2024) on a monthly basis.

Appointment of Dr. René Bernards to the Board of Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. Upon his appointment, it was agreed that Dr. Bernards would receive compensation for his services on the Board only in the form of cash, in lieu of stock options as provided to the Company’s other non-officer directors. In conjunction with the Company’s efforts to preserve cash, Dr. Bernards has agreed to receive equity-based compensation for his services on the Board, effective for the quarter ended June 30, 2024. In order to reconcile his Board compensation with that of the other non-officer directors, Dr. Bernards has agreed to receive the same Board compensation, both in form and amount, as the other non-officer directors. During the three months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $15,625, respectively, with respect to his cash board compensation. During the six months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $18,194 and $31,250, respectively, with respect to his cash board compensation.

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

Compensatory Arrangements for Members of the Board of Directors

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation program for the non-officer directors for their services on the Board of Directors (the “Board Plan”), which was subsequently amended effective May 25, 2022 and July 9, 2024. Officers who also serve on the Board of Directors are not compensated separately for their service on the Board of Directors.

Cash compensation for directors, payable quarterly, is as follows:

Base director compensation - $20,000 per year (except for Dr. Bernards, who was paid an additional annual cash fee of $40,000 and no annual equity compensation as described below, through March 31, 2024)

Chairman of audit committee – additional $10,000 per year

Chairman of any other committees – additional $5,000 per year

Member of audit committee – additional $5,000 per year

Member of any other committees – additional $2,500 per year

In conjunction with the Company’s efforts to preserve cash, the Board approved an amendment to the Board Plan, such that for the quarter ended June 30, 2024, and for the subsequent quarters ending September 30, 2024 and December 31, 2024, the non-officer directors (including Dr. Bernards) will receive, in lieu of cash compensation, stock options exercisable for a period of five years, vesting immediately, to purchase common stock at an exercise price based on the closing market price at the end of each of the applicable quarters, with the amount of such stock options equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarter-end value as determined pursuant to the Black-Scholes option-pricing model. The Board may extend this amendment to the Board Plan for additional quarterly periods subsequent to December 31, 2024.

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

Total cash compensation paid to non-officer directors was $0 and $42,501, respectively, for the three months ended June 30, 2024 and 2023. Total cash compensation paid to non-officer directors was $38,819 and $85,001, respectively, for the six months ended June 30, 2024 and 2023.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and six months ended June 30, 2024 and 2023, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Related party costs:
Cash-based	$175,663	$242,501	$390,398	$485,001
Stock-based	130,691	280,060	233,618	557,040
Total	$306,354	$522,561	$624,016	$1,042,041

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

As of June 30, 2024, unexpired stock options for 551,598 shares were issued and outstanding under the 2020 Plan and 198,402 shares were available for issuance under the 2020 Plan. On July 1, 2024, in connection with the consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Dr. Schellens was granted stock options to purchase 15,000 shares of the Company’s common stock as described below.

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

For stock options requiring an assessment of value during the six months ended June 30, 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.290%
Expected dividend yield	0%
Expected volatility	126.45%
Expected life	2.5 to 3.5 years

For stock options requiring an assessment of value during the six months ended June 30, 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.565%
Expected dividend yield	0%
Expected volatility	138.05%
Expected life	3.5 years

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement with Eric J. Forman, Mr. Forman was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and six months ended June 30, 2023 of $24,985 and $49,695, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 8,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($68.718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 1, 2020 through August 1, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and six months ended June 30, 2023 of $35,693 and $70,993, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and six months ended June 30, 2023 of $24,985 and $49,695, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($26.335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and six months ended June 30, 2023 of $38,405 and $76,388, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.423 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and six months ended June 30, 2023 of $106,290 and $211,413, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $9,695 and $9,695, respectively, with respect to these stock options. During the six months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $19,390 and $19,283, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which is being charged to operations ratably from July 1, 2022 through June 30, 2024. During the three months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $23,655 and $23,655, respectively, with respect to these stock options. During the six months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $47,310 and $47,049, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the three months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $12,396 and $16,352, respectively, with respect to these stock options. During the six months ended June 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,660 and $32,524, respectively, with respect to these stock options.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. The Company recorded a total charge to general and administrative costs in the consolidated statement of operations of $24,100 and $48,068 for the three months and six months ended June 30, 2024, respectively, with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bas van der Baan, Mr. van der Baan was granted stock options to purchase 250,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which is being charged to operations ratably from September 26, 2023 through September 30, 2026. The Company recorded a charge to general and administrative costs in the consolidated statement of operations of $33,345 and $66,690 for the three months and six months ended June 30, 2024, respectively, with respect to these stock options.

On June 30, 2024, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $73,976 ($1.8494 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2026. During the three months and six months ended June 30, 2024, the Company did not record a charge to operations with respect to these stock options.

On June 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,598 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and vest immediately. The number of stock options granted to each of the four non-officer directors of the Company was determined to be equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarter-end value as determined pursuant to the Black-Scholes option-pricing model and was determined to be $27,500 ($1.6570 per share), which was charged to operations on June 30, 2024, the date on which they became fully vested.

On July 1, 2024, in connection with the consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Dr. Schellens was granted stock options to purchase 15,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise e price of $2.39 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest quarterly over a three-year period commencing on the last day of each calendar quarter commencing September 30, 2024. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $29,074 ($1.9382 per share), which will be charged to operations ratably from July 1, 2024 through June 30, 2027.

Dr. Philip Palmedo, a director of the Company since 2006, did not stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of stockholders held on October 7, 2022. Gil Schwartzberg, a former director of the Company, died on October 30, 2022. Dr. John S. Kovach, the Chairman of the Board of Directors and the Company’s President and Chief Executive Officer, and Chief Scientific Officer, died on October 5, 2023. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their services to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each such person contractually expired one year from the respective dates that their services to the Company terminated.

A summary of stock-based compensation costs for the three months and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Related parties	$130,691	$280,060	$233,618	$557,040
Non-related parties	—	—	—	—
Total stock-based compensation costs	$130,691	$280,060	$233,618	$557,040

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2023	552,083	$15.330
Granted	56,598	2.370
Exercised	—	—
Expired	(3,333)	66.000
Stock options outstanding at June 30, 2024	605,348	$13.840	3.51

Stock options exercisable at December 31, 2023	252,292	$28.387
Stock options exercisable at June 30, 2024	327,849	$21.961	2.85

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $538,000 at June 30, 2024, which will be recognized subsequent to June 30, 2024 over a weighted-average period of approximately 23 months.

At June 30, 2024, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.950	250,000	62,499
$2.370	56,598	16,598
$5.025	8,750	8,750
$5.880	40,000	20,000
$7.400	55,000	55,002
$20.000	65,000	35,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
$60.000	16,667	16,667
$71.400	20,000	20,000
$120.000	8,333	8,333
	605,348	327,849

Based on the closing fair market value of $2.37 per share on June 30, 2024, the intrinsic value attributed to exercisable but unexercised common stock options was approximately $26,000 at June 30, 2024.

Outstanding stock options to acquire 277,500 shares of the Company’s common stock had not vested at June 30, 2024.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months and six months ended June 30, 2024 and 2023, the Company did not record any provision for income taxes, as the Company incurred losses during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2024 and December 31, 2023, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At June 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $3,614,000, including clinical trial agreements of $3,467,000 and clinical trial monitoring agreements of $147,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of June 30, 2024:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colon cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	September 2024	December 2026	37	Determine RP2D with atezolizumab	Trial planned to open to accrual in 3rd quarter 2024	June 2026	NCT06012734		(1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed June 2024	9 to 18	Determine MTD and RP2D	Twelve patients entered	December 2024	NCT05809830	$267,000

Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	December 2026	NCT05809830	$3,200,000

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with ovarian clear cell carcinoma	Three patients entered	December 2026	NCT06065462		(1)

Total									$3,467,000

(1)	The Company has no financial contractual commitment associated with this clinical trial at June 30, 2024.

Netherlands Cancer Institute. Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) (see Note 5) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colon cancer. Under the agreement, the Company will provide its lead compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. The Company has no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of the Company, NKI and Roche.

This Phase 1b clinical trial will evaluate safety, optimal dose and preliminary efficacy of LB-100 combined with atezolizumab for the treatment of patients with metastatic microsatellite stable colorectal cancer. Immunotherapy using monoclonal antibodies like atezolizumab can enhance the body’s immune response against cancer and hinder tumor growth and spread. LB-100 has been found to improve the effectiveness of anticancer drugs in killing cancer cells by inhibiting a protein called PP2A on cell surfaces. Blocking PP2A increases stress signals in tumor cells expressing the PP2A protein. Accordingly, combining atezolizumab with LB-100 may enhance treatment efficacy for metastatic colorectal cancer, as cancer cells with heightened stress signals are more vulnerable to immunotherapy.

This study comprises a dose escalation phase and a dose expansion phase. The objective of the dose escalation phase is to determine the recommended Phase 2 dose (RP2D) of LB-100 when combined with the standard dosage of atezolizumab. The dose expansion phase will further investigate the preliminary efficacy, safety, tolerability, and pharmacokinetics/dynamics of the LB-100 and atezolizumab combination. The clinical trial is scheduled to open by September 30, 2024. Patient accrual is expected to take up to 24 months, with a maximum of 37 patients with advanced colorectal cancer to be enrolled in this study.

As of June 30, 2024, no costs have been incurred pursuant to this agreement.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement (the “Agreement”) with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 was given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The LB-100 dose was to be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry was to be expanded so that a total of 12 patients would be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival, and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. Because patient accrual was slower than expected, effective March 6, 2023, the Company and City of Hope added the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, to the ongoing Phase 1b clinical trial. The Company and City of Hope continued efforts to increase patient accrual by adding additional sites and by modifying the protocol to increase the number of patients eligible for the clinical trial. The impact of these efforts to increase patient accrual and to decrease time to completion was evaluated in subsequent quarters.

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. The Company is exploring alternative sites, including international locations, for the conduct of a small cell lung cancer clinical trial.

During the three months ended June 30, 2024 and 2023, the Company incurred costs of $78,015 and $0, respectively, pursuant to this Agreement. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $78,015 and $69,001, respectively, pursuant to this Agreement. As of June 30, 2024, total costs of $525,528 had been incurred pursuant to this Agreement.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two to four years. The Phase 1 portion of the study began in the quarter ended June 30, 2023 to determine the recommended Phase 2 dose of the combination of doxorubicin and LB-100. As advanced sarcoma is a very aggressive disease, the design of the Phase 2 portion of the study assumes a median progression-free survival (“PFS”), no evidence of disease progression or death from any cause, of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks included the synthesis under good manufacturing practice (GMP) of the active pharmaceutical ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use was submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of December 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of ASTS. Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment for the Phase 1b portion of the protocol was completed during the quarter ended June 30, 2024. The Company expects to have data on toxicity and preliminary efficacy from this portion of the clinical trial in the quarter ending December 31, 2024, and subject to clinical results and the availability of working capital resources, anticipates that it will then be in a position to decide whether to proceed to the related Phase 2 portion of the study.

The interim analysis of the Phase 2 portion of this clinical trial will be done before full accrual of patients is completed to determine whether the study has the possibility of showing superiority of the combination of LB-100 plus doxorubicin compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. Through June 30, 2024, the Company has incurred charges of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,467,000 (consisting of $267,000 for the Phase 1b portion and $3,200,000 for the Phase 2 portion) as of June 30, 2024, which is scheduled to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

MD Anderson Cancer Center Clinical Trial. On September 20, 2023, the Company announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The study objective is to determine the overall survival (“OS”) of patients with OCCC. The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. The Company is providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, the Company announced the entry of the first patient into this clinical trial. The Company currently expects that this clinical trial will be completed by December 31, 2027.

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

During the three months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $6,000, respectively, pursuant to this agreement. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $12,000, respectively, pursuant to this agreement. As of June 30, 2024, total costs of $147,239 had been incurred pursuant to this agreement.

During September 2023, the Company decided not to pursue further studies in MDS, as other, more promising, opportunities had become available (see “Patent and License Agreements - Moffitt” below).

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (“NCI”) initiated a glioblastoma (“GBM”) pharmacologic clinical trial. This study was being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound. The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors received one dose of LB-100 prior to surgery and had blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors showed the biochemical changes expected to be present if LB-100 reached its molecular target. As a result of the innovative design of the NCI study, it was believed that data from a few patients would be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Blood and brain tumor tissue were analyzed from seven patients after intravenous infusion of a single dose of LB-100. Results of the investigation demonstrated that there was virtually no entry of LB-100 into the brain tumor tissue. Accordingly, alternative methods of drug delivery will be required to determine if LB-100 has meaningful clinical anti-cancer activity against glioblastoma multiforme and other aggressive brain tumors. The Company is considering an additional clinical study to address the delivery of LB-100 to the brain.

Clinical Trial Monitoring Agreements

MD Anderson Cancer Center Clinical Trial. On May 15, 2024, the Company signed a letter of intent with Theradex to monitor the MD Andersen investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). During the three months and six months ended June 30, 2024, the Company incurred costs of $8,228 pursuant to this letter of intent. As of June 30, 2024, total costs of $8,228 have been incurred pursuant to this letter of intent.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $18,000 as of June 30, 2024, which is expected to be incurred through December 31, 2027.

This letter of intent is designed to serve as a statement of the intent to retain the oversight services of Theradex with respect to the MD Andersen clinical trial at an additional cost of approximately $72,000.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $4,500 and $5,687, respectively, pursuant to this work order. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $9,000 and $11,240, respectively, pursuant to this work order. As of June 30, 2024, total costs of $87,681 had been incurred pursuant to this work order agreement.

As a result of the closure of the Agreement with City of Hope effective July 8, 2024 (see “Clinical Trial Agreements – City of Hope” above), the work order agreement with Theradex to monitor this clinical trial was concurrently terminated, although nominal oversight trailing costs subsequent to June 30, 2024 are expected to be incurred relating to the closure of this study.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma. The study is expected to be completed by December 31, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $7,203 and $6,250, respectively, pursuant to this work order. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $12,733 and $6,250, respectively, pursuant to this work order. As of June 30, 2024, total costs of $27,595 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $129,000 as of June 30, 2024, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. The Company is in the process of finalizing a new work order agreement with Theradex to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colon cancer.

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

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty within sixty days from the effective date of the Agreement. The first minimum annual royalty of $25,643 was prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The license issue royalty of $50,000 and the first minimum annual royalty of $25,643, were paid in April 2024.

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

During the three months ended June 30, 2024, the Company incurred costs of $7,455 in connection with its obligations under the License Agreement. During the six months ended June 30, 2024, the Company incurred costs of $60,569 in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of June 30, 2024, total costs of $60,569 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,795,000 as of June 30, 2024, which is expected to be incurred over approximately the next twenty years.

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

During the three months and six months ended June 30, 2023, the Company recorded charges to operations of $6,233 and $12,398, respectively, in connection with its obligations under the License Agreement.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations. Consulting and advisory fees charged to operations pursuant to this agreement were $8,000 and $8,000 for the six months ended June 30, 2024 and 2023, respectively. This agreement was terminated effective July 3, 2024.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly fee. Effective March 1, 2024, the compensation payable under the Collaboration Agreement was converted to an hourly rate structure.

The Company recorded charges to operations pursuant to this Collaboration Agreement of $7,200 and $30,000 during the three months ended June 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $27,200 and $60,000 during the six months ended June 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

During the three months ended June 30, 2024 and 2023, the Company incurred charges in the amount of $67,119 and $53,178, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company incurred charges in the amount of $134,084 and $105,382, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2024, total costs of $619,640 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $588,000 as of June 30, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $5,976 and $5,210, respectively, pursuant to this contract. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $9,870 and $9,583, respectively, pursuant to this contract. As of June 30, 2024, total costs of $325,085 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $73,000 as of June 30, 2024.

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

Cybersecurity Risks. The Company has established policies and processes for assessing, identifying and managing material risk from cybersecurity threats, and has integrated these processes into its overall risk management systems and processes. The Company routinely assesses material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through its information and email systems that may result in adverse effects on the confidentiality, integrity, or availability of the Company’s information and email systems or any information residing therein. The Company conducts periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in the Company’s business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks. The Company has not encountered any cybersecurity challenges that have materially impaired its operations or financial condition. Additional information regarding risks from cybersecurity threats is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than as disclosed above, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

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

Overview

The Company is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of Protein Phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity at doses that produce little or no toxicity.

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

Recent Developments

On May 24, 2024, the Company provided notice to Dr. James Miser that it had elected not to renew the employment agreement between the Company and Dr. Miser pursuant to which Dr. Miser has served as the Company’s Chief Medical Officer since August 1, 2020. Accordingly, such employment expired on July 31, 2024.

On May 31, 2024, the Company entered into a Consulting Agreement (the “Schellens Agreement”) with Dr. Jan H.M. Schellens, M.D., Ph.D. Pursuant to the Schellens Agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The term of the Schellens Agreement will be in effect from July 1, 2024 until the earliest of (i) termination by either party upon sixty days’ notice, (ii) Dr. Schellens’ death or disability, or (iii) termination by the Company for breach as provided in the Schellens Agreement. Under the Schellens Agreement, Dr. Schellens will provide his services for two days per week with the specific days in each week to be based on arrangements agreed to from time to time between Dr. Schellens and the Company’s Chief Executive Officer. The Company will pay Dr. Schellens 104,000 Euros on an annual basis.

Dr. Schellens will play a leadership role in the planning, implementation and oversight of clinical trials and be responsible for assisting in the development of strategic clinical goals and the implementation and safety monitoring of investigational studies. Dr. Schellens will be the primary medical monitor for all clinical investigational studies, and for the oversight of third party CRO monitors. He will be responsible for the regulatory strategy and implementation of the strategy and the primary contact for regulators. Dr. Schellens will work closely with the Company’s Chief Executive Officer on the development of strategic goals needed to insure the timely implementation of appropriate clinical studies needed for the successful registration of therapeutics products. Dr. Schellens services will be principally rendered in the Netherlands.

Dr. Schellens, age 67, has more than 25 years of clinical experience as a medical oncologist, pharmacologist and clinical pharmacologist, including more than two decades developing and bringing new drugs to market. Co-author of more than 900 publications in peer-reviewed scientific journals, Dr. Schellens has held leadership positions at the Netherlands Cancer Institute in Amsterdam and the Dr. Daniel den Hoed Clinic-Erasmus University in Rotterdam. He was professor of clinical pharmacology at Utrecht University in the Netherlands, where he earned his M.D. degree, and he served as a board member and Chief Medical Officer of Byondis B.V. from January 2019 through September 2023. He also earned a Ph.D. degree in Pharmaceutical Sciences from Leiden University in Leiden, Netherlands. Dr. Schellens served for 17 years as a board member of the Dutch Medicines Evaluation Board and for 12 years as a member and chairperson of the Scientific Advisory Board Oncology of the EMA. From 2016 to the present, he has served as a part-time Chief Medical Officer of Modra Pharmaceuticals B.V., an Amsterdam-based company that successfully completed a Phase 2b clinical study of ModraDoc006/r, a boosted oral taxane therapeutic, in contrast to the standard-of-care IV chemotherapy docetaxel, in patients with prostate cancer.

Going Concern

For the six months ended June 30, 2024, the Company recorded a net loss of $1,982,241 and used cash in operations of $1,608,266. At June 30, 2024, the Company had cash of $2,595,222 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At June 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $3,614,000, which are currently scheduled to be incurred through approximately December 31, 2027.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements also do not reflect any adjustments relating to the recoverability of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has no recurring source of revenues and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities.

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

Based on current operating plans, the Company estimates that its existing cash resources at June 30, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound, LB-100, through approximately December 31, 2024. As existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, the Company will need to raise additional capital in one or more tranches to fund its operations in the near-term in order to be able to effectively manage its current business plan during the remainder of 2024, the full year 2025, and thereafter. In addition, the Company’s operating plans and capital requirements may change as a result of many factors that are currently unknown and/or outside of the control of the Company. The Company is considering various strategies and alternatives to obtain the required additional capital.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, or obtain funds, if available, through strategic alliances or joint ventures that could require the Company to relinquish rights to and/or control of LB-100, or to discontinue operations entirely.

Nasdaq Listing

The Company’s common stock and the warrants are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “LIXT” and “LIXTW”, respectively. On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq. However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq over time. In addition, Nasdaq has other continued listing requirements, one of which is maintaining a minimum net stockholders’ equity of $2,500,000. At June 30, 2024, the Company’s net stockholders equity was $2,246,139.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2024 and 2023 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2024 and 2023 included elsewhere in this document.

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

During the three months ended June 30, 2024 and 2023, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $63,612 and $340,010, respectively, a decrease of $276,398, or 81.3%, in 2024 as compared to 2023.

During the six months ended June 30, 2024 and 2023, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $146,823 and $657,350, respectively, a decrease of $510,527, or 77.7%, in 2024 as compared to 2023.

In September 2023, the Company appointed a new President and Chief Executive Officer, who, with the assistance of the Company’s management, Board of Directors and patent legal counsel, conducted a comprehensive analysis of the Company’s extensive patent portfolio in order to implement a program to balance patent prosecution costs with intellectual property protection benefits. As a result, the Company identified certain patent filings that it does not intend to continue to support in 2024 and thereafter. In addition, effective July 1, 2024, the Company changed its intellectual property law firm. The Company expects that patent and licensing legal and filing fees and costs will continue to be a significant continuing cost in 2024 and thereafter as the Company continues to develop and expand its patent portfolio related to the clinical development of LB-100.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 20, 2023 equity financing meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability classified are recognized as a non-cash gain or loss in the statement of operations.

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

Cybersecurity Risks. The Company has established policies and processes for assessing, identifying and managing material risk from cybersecurity threats, and has integrated these processes into its overall risk management systems and processes. The Company routinely assesses material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through its information and email systems that may result in adverse effects on the confidentiality, integrity, or availability of the Company’s information and email systems or any information residing therein. The Company conducts periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in the Company’s business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks. The Company has not encountered any cybersecurity challenges that have materially impaired its operations or financial condition. Additional information regarding risks from cybersecurity threats is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Results of Operations

At June 30, 2024, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	306,354	522,561	624,016	1,042,041
Patent and licensing legal and filing fees and costs	63,612	340,010	146,823	657,350
Other costs and expenses	428,482	379,970	875,424	724,212
Research and development costs	210,708	427,457	329,772	616,542
Total costs and expenses	1,009,156	1,669,998	1,976,035	3,040,145
Loss from operations	(1,009,156)	(1,669,998)	(1,976,035)	(3,040,145)
Interest income	2,233	2,714	5,092	7,729
Interest expense	(4,154)	(1,948)	(11,340)	(5,809)
Foreign currency gain	158	877	42	2,211
Net loss	$(1,010,919)	$(1,668,355)	$(1,982,241)	$(3,036,014)

Net loss per common share – basic and diluted	$(0.45)	$(1.00)	$(0.88)	$(1.82)

Weighted average common shares outstanding – basic and diluted	2,249,290	1,665,956	2,249,290	1,665,479

Three Months Ended June 30, 2024 and 2023

Revenues. The Company did not have any revenues for the three months ended June 30, 2024 and 2023.

General and Administrative Costs. For the three months ended June 30, 2024, general and administrative costs were $798,448, which consisted of the fair value of vested stock options issued to directors and officers of $130,691 (including quarterly director and board committee fees of $27,500), patent and licensing legal and filing fees and costs of $63,612, other consulting and professional fees of $191,529, insurance expense of $126,873, officer salaries and related costs of $191,971, cash-based director and board committee fees of $0, licensing and royalties of $7,455, shareholder reporting costs of $3,811, listing fees of $12,375, filing fees of $11,319, taxes and licenses of $15,406, investor relations of $17,397, rent of $4,230, conference fees of $14,475 and other operating costs of $7,304.

For the three months ended June 30, 2023, general and administrative costs were $1,242,541, which consisted of the fair value of vested stock options issued to directors and officers of $280,060, patent and licensing legal and filing fees and costs of $340,010, other consulting and professional fees of $159,361, insurance expense of $104,151, officer salaries and related costs of $216,248, cash-based director and board committee fees of $42,501, licensing and royalties of $6,233, shareholder reporting costs of $57,350, listing fees of $15,500, filing fees of $3,470, taxes and licenses of $3,769, investor relations of $9,372, rent of $1,530, conference fees of $0 and other operating costs of $2,986.

General and administrative costs decreased by $444,093, or 35.7%, in 2024 as compared to 2023, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $149,369, a decrease in patent and licensing legal and filing fees and costs of $276,398, a decrease in shareholder reporting of $53,539, a decrease in officer salaries and related costs of $24,277, and a decrease in cash-based director and board committee fees of $42,501, offset by increases in other consulting and professional fees of $32,168, and an increase in insurance expense of $22,722.

Research and Development Costs. For the three months ended June 30, 2024, research and development costs were $210,708, which consisted of clinical and related oversight costs of $97,947, regulatory service costs of $1,956, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $110,805.

For the three months ended June 30, 2023, research and development costs were $427,457, which consisted of clinical and related oversight costs of $297,763, regulatory service costs of $1,740, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $127,954.

Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b/2 clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with metastatic colon cancer. NKI employs Dr. René Bernards, a director of the Company since June 15, 2022. As of June 30, 2024, no costs have been incurred pursuant to this clinical trial agreement.

Included in preclinical research costs for the three months ended June 30, 2024 and 2023 were $67,119 and $53,178, respectively, of costs paid to the Netherlands Cancer Institute, On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

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

Research and development costs decreased by $216,749, or 50.7%, in 2024 as compared to 2023, as a result of a decrease in clinical and related oversight costs of $199,816, and a decrease in preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $17,149.

Interest Income. For the three months ended June 30, 2024, the Company had interest income of $2,233, as compared to interest income of $2,714 for the three months ended June 30, 2023, related to the investment of the Company’s cash resources.

Interest Expense. For the three months ended June 30, 2024, the Company had interest expense of $4,154, as compared to interest expense of $1,948 for the three months ended June 30, 2023, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain. For the three months ended June 30, 2024, the Company had a foreign currency gain of $158, as compared to a foreign currency gain of $877 for the three months ended June 30, 2023, from foreign currency transactions.

Net Loss. For the three months ended June 30, 2024, the Company incurred a net loss of $1,010,919, as compared to a net loss of $1,668,355 for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023

Revenues. The Company did not have any revenues for the six months ended June 30, 2024 and 2023.

General and Administrative Costs. For the six months ended June 30, 2024, general and administrative costs were $1,646,263, which consisted of the fair value of vested stock options issued to directors and officers of $233,618 (including quarterly director and board committee fees of $27,500), patent and licensing legal and filing fees and costs of $146,823, other consulting and professional fees of $363,972, insurance expense of $253,727, officer salaries and related costs of $387,589, cash-based director and board committee fees of $38,819, licensing and royalties of $60,569, shareholder reporting costs of $12,749, listing fees of $24,750, filing fees of $19,053, taxes and licenses of $30,813, investor relations of $34,794, rent of $9,881, conference fees of $14,475 and other operating costs of $14,631.

For the six months ended June 30, 2023, general and administrative costs were $2,423,603, which consisted of the fair value of vested stock options issued to directors and officers of $557,040, patent and licensing legal and filing fees and costs of $657,350, other consulting and professional fees of $329,946, insurance expense of $208,305, officer salaries and related costs of $432,603, cash-based director and board committee fees of $85,001, licensing and royalties of $12,398, shareholder reporting costs of $60,896, listing fees of $31,000, filing fees of $10,195, taxes and licenses of $7,538, investor relations of $22,344, rent of $4,113, conference fees of $0 and other operating costs of $4,874.

General and administrative costs decreased by $777,340, or 32.1%, in 2024 as compared to 2023, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $323,422, a decrease in patent and licensing legal and filing fees and costs of $510,527, a decrease in shareholder reporting costs of $48,147, a decrease in officer salaries and related costs of $45,014, and a decrease in cash-based director and board committee fees of $46,182, offset by increases in other consulting and professional fees of $34,026, licensing and royalties of $48,171, taxes and licenses of $23,275, investor relations of $12,450, conference fees of $14,475, and an increase in insurance expense of $45,422.

Research and Development Costs. For the six months ended June 30, 2024, research and development costs were $329,772, which consisted of clinical and related oversight costs of $107,976, regulatory service costs of $2,616, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $219,180.

For the six months ended June 30, 2023, research and development costs were $616,542, which consisted of clinical and related oversight costs of $393,892, regulatory service costs of $7,819, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $214,831.

Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b/2 clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with metastatic colon cancer. NKI employs Dr. René Bernards, a director of the Company since June 15, 2022. As of June 30, 2024, no costs have been incurred pursuant to this clinical trial agreement.

Included in preclinical research costs for the six months ended June 30, 2024 and 2023 were $134,084 and $105,382, respectively, of costs paid to the Netherlands Cancer Institute, On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

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

Research and development costs decreased by $286,770, or 46.5%, in 2024 as compared to 2023, primarily as a result of a decrease in clinical and related oversight costs of $285,916.

Interest Income. For the six months ended June 30, 2024, the Company had interest income of $5,092, as compared to interest income of $7,729 for the six months ended June 30, 2023, related to the investment of the Company’s cash resources.

Interest Expense. For the six months ended June 30, 2024, the Company had interest expense of $11,340, as compared to interest expense of $5,809 for the six months ended June 30, 2023, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain. For the six months ended June 30, 2024, the Company had a foreign currency gain of $42, as compared to a foreign currency gain of $2,211 for the six months ended June 30, 2023, from foreign currency transactions.

Net Loss. For the six months ended June 30, 2024, the Company incurred a net loss of $1,982,241, as compared to a net loss of $3,036,014 for the six months ended June 30, 2023.

Liquidity and Capital Resources – June 30, 2024

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(1,608,266)	$(2,446,753)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	—	6,281
Net decrease in cash	$(1,608,266)	$(2,440,472)

At June 30, 2024, the Company had working capital of $2,246,139, as compared to working capital of $3,994,762 at December 31, 2023, reflecting a decrease in working capital of $1,748,623 for the six months ended June 30, 2024. The decrease in working capital during the six months ended June 30, 2024 was primarily the result of the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing the Company’s patent portfolio. At June 30, 2024, the Company had cash of $2,595,222 available to fund its operations.

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

Based on current operating plans, the Company estimates that its existing cash resources at June 30, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound, LB-100, through approximately December 31, 2024. As existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, the Company will need to raise additional capital in one or more tranches to fund its operations in the near-term in order to be able to effectively manage its current business plan during the remainder of 2024, the full year 2025, and thereafter. In addition, the Company’s operating plans and capital requirements may change as a result of many factors that are currently unknown and/or outside of the control of the Company. The Company is considering various strategies and alternatives to obtain the required additional capital.

At June 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $3,614,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At June 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the six months ended June 30, 2024, operating activities utilized cash of $1,608,266, as compared to utilizing cash of $2,446,753 for the six months ended June 30, 2023, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the six months ended June 30, 2024 and 2023, the Company had no investing activities.

Financing Activities. For the six months ended June 30, 2024, the Company had no financing activities. For the six months ended June 30, 2023, financing activities consisted of $6,281 from the exercise of common stock options.

Principal Commitments

Clinical Trial Agreements

At June 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $3,614,000, including clinical trial agreements of $3,467,000 and clinical trial monitoring agreements of $147,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of June 30, 2024:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colon cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	September 2024	December 2026	37	Determine RP2D with atezolizumab	Trial planned to open to accrual in 3rd quarter 2024	June 2026	NCT06012734		(1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed June 2024	9 to 18	Determine MTD and RP2D	Twelve patients entered	December 2024	NCT05809830	$267,000

Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	December 2026	NCT05809830	$3,200,000

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with ovarian clear cell carcinoma	Three patients entered	December 2026	NCT06065462		(1)

Total									$3,467,000

(1)	The Company has no financial contractual commitment associated with this clinical trial at June 30, 2024.

Netherlands Cancer Institute. Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colon cancer. Under the agreement, the Company will provide its lead compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. The Company has no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of the Company, NKI and Roche.

This Phase 1b clinical trial will evaluate safety, optimal dose and preliminary efficacy of LB-100 combined with atezolizumab for the treatment of patients with metastatic microsatellite stable colorectal cancer. Immunotherapy using monoclonal antibodies like atezolizumab can enhance the body’s immune response against cancer and hinder tumor growth and spread. LB-100 has been found to improve the effectiveness of anticancer drugs in killing cancer cells by inhibiting a protein called PP2A on cell surfaces. Blocking PP2A increases stress signals in tumor cells expressing the PP2A protein. Accordingly, combining atezolizumab with LB-100 may enhance treatment efficacy for metastatic colorectal cancer, as cancer cells with heightened stress signals are more vulnerable to immunotherapy.

This study comprises a dose escalation phase and a dose expansion phase. The objective of the dose escalation phase is to determine the recommended Phase 2 dose (RP2D) of LB-100 when combined with the standard dosage of atezolizumab. The dose expansion phase will further investigate the preliminary efficacy, safety, tolerability, and pharmacokinetics/dynamics of the LB-100 and atezolizumab combination. The clinical trial is scheduled to open by September 30, 2024. Patient accrual is expected to take up to 24 months, with a maximum of 37 patients with advanced colorectal cancer to be enrolled in this study.

As of June 30, 2024, no costs have been incurred pursuant to this agreement.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement (the “Agreement”) with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 was given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The LB-100 dose was to be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry was to be expanded so that a total of 12 patients would be evaluable at the RP2D to confirm the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival, and overall survival.

The clinical trial was initiated on March 9, 2021, with patient accrual expected to take approximately two years to complete. Because patient accrual was slower than expected, effective March 6, 2023, the Company and City of Hope added the Sarah Cannon Research Institute (“SCRI”), Nashville, Tennessee, to the ongoing Phase 1b clinical trial. The Company and City of Hope continued efforts to increase patient accrual by adding additional sites and by modifying the protocol to increase the number of patients eligible for the clinical trial. The impact of these efforts to increase patient accrual and to decrease time to completion was evaluated in subsequent quarters.

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. The Company is exploring alternative sites, including international locations, for the conduct of a small cell lung cancer clinical trial.

During the three months ended June 30, 2024 and 2023, the Company incurred costs of $78,015 and $0, respectively, pursuant to this Agreement. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $78,015 and $69,001, respectively, pursuant to this Agreement. As of June 30, 2024, total costs of $525,528 had been incurred pursuant to this Agreement.

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

GEIS has a network of referral centers in Spain and across Europe that have an impressive track record of efficiently conducting innovative studies in ASTS. The Company agreed to provide GEIS with a supply of LB-100 to be utilized in the conduct of this clinical trial, as well as to provide funding for the clinical trial. The goal is to enter approximately 150 to 170 patients in this clinical trial over a period of two to four years. The Phase 1 portion of the study began in the quarter ended June 30, 2023 to determine the recommended Phase 2 dose of the combination of doxorubicin and LB-100. As advanced sarcoma is a very aggressive disease, the design of the Phase 2 portion of the study assumes a median progression-free survival (“PFS”), no evidence of disease progression or death from any cause, of 4.5 months in the doxorubicin arm and an alternative median PFS of 7.5 months in the doxorubicin plus LB-100 arm to demonstrate a statistically significant decrease in relative risk of progression or death by adding LB-100. There is a planned interim analysis of the primary endpoint when approximately 50% of the 102 events required for final analysis is reached.

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

In order to manufacture a new inventory supply of LB-100 for the GEIS clinical trial, the Company engaged a number of vendors to carry out the multiple tasks needed to make and gain approval of a new clinical product for investigational study in Spain. These tasks included the synthesis under good manufacturing practice (GMP) of the active pharmaceutical ingredient (API), with documentation of each of the steps involved by an independent auditor. The API was then transferred to a vendor that prepares the clinical drug product, also under GMP conditions documented by an independent auditor. The clinical drug product was then sent to a vendor to test for purity and sterility, provide appropriate labels, store the drug, and distribute the drug to the clinical centers for use in the clinical trials. A formal application documenting all steps taken to prepare the clinical drug product for clinical use was submitted to the appropriate regulatory authorities for review and approval before being used in a clinical trial.

As of December 31, 2023, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of ASTS. Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment for the Phase 1b portion of the protocol was completed during the quarter ended June 30, 2024. The Company expects to have data on toxicity and preliminary efficacy from this portion of the clinical trial in the quarter ending December 31, 2024, and subject to clinical results and the availability of working capital resources, anticipates that it will then be in a position to decide whether to proceed to the related Phase 2 portion of the study.

The interim analysis of the Phase 2 portion of this clinical trial will be done before full accrual of patients is completed to determine whether the study has the possibility of showing superiority of the combination of LB-100 plus doxorubicin compared to doxorubicin alone. A positive study would have the potential to change the standard therapy for this disease after four decades of failure to improve the marginal benefit of doxorubicin alone.

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. Through June 30, 2024, the Company has incurred charges of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,467,000 (consisting of $267,000 for the Phase 1b portion and $3,200,000 for the Phase 2 portion) as of June 30, 2024, which is scheduled to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

MD Anderson Cancer Center Clinical Trial. On September 20, 2023, the Company announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The study objective is to determine the overall survival (“OS”) of patients with OCCC. The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. The Company is providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, the Company announced the entry of the first patient into this clinical trial. The Company currently expects that this clinical trial will be completed by December 31, 2027.

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

During the three months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $6,000, respectively, pursuant to this agreement. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $0 and $12,000, respectively, pursuant to this agreement. As of June 30, 2024, total costs of $147,239 had been incurred pursuant to this agreement.

During September 2023, the Company decided not to pursue further studies in MDS, as other, more promising, opportunities had become available (see “Patent and License Agreements - Moffitt” below).

National Cancer Institute Pharmacologic Clinical Trial. In May 2019, the National Cancer Institute (“NCI”) initiated a glioblastoma (“GBM”) pharmacologic clinical trial. This study was being conducted and funded by the NCI under a Cooperative Research and Development Agreement, with the Company responsible for providing the LB-100 clinical compound. The NCI study was designed to determine the extent to which LB-100 enters recurrent malignant gliomas. Patients having surgery to remove one or more tumors received one dose of LB-100 prior to surgery and had blood and tumor tissue analyzed to determine the amount of LB-100 present and to determine whether the cells in the tumors showed the biochemical changes expected to be present if LB-100 reached its molecular target. As a result of the innovative design of the NCI study, it was believed that data from a few patients would be sufficient to provide a sound rationale for conducting a larger clinical trial to determine the effectiveness of adding LB-100 to the standard treatment regimen for GBMs. Blood and brain tumor tissue were analyzed from seven patients after intravenous infusion of a single dose of LB-100. Results of the investigation demonstrated that there was virtually no entry of LB-100 into the brain tumor tissue. Accordingly, alternative methods of drug delivery will be required to determine if LB-100 has meaningful clinical anti-cancer activity against glioblastoma multiforme and other aggressive brain tumors. The Company is considering an additional clinical study to address the delivery of LB-100 to the brain.

Clinical Trial Monitoring Agreements

MD Anderson Cancer Center Clinical Trial. On May 15, 2024, the Company signed a letter of intent with Theradex to monitor the MD Andersen investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). Costs under this letter of intent are estimated to be approximately $23,000. During the three months and six months ended June 30, 2024, the Company incurred costs of $8,228 pursuant to this letter of intent. As of June 30, 2024, total costs of $8,228 have been incurred pursuant to this letter of intent.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $18,000 as of June 30, 2024, which is expected to be incurred through December 31, 2027.

This letter of intent is designed to serve as a statement of the intent to retain the oversight services of Theradex with respect to the MD Andersen clinical trial at an additional cost of approximately $72,000.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $4,500 and $5,687, respectively, pursuant to this work order. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $9,000 and $11,240, respectively, pursuant to this work order. As of June 30, 2024, total costs of $87,681 had been incurred pursuant to this work order agreement.

As a result of the closure of the Agreement with City of Hope effective July 8, 2024 (see “Clinical Trial Agreements – City of Hope” above), the work order agreement with Theradex to monitor this clinical trial was concurrently terminated, although nominal oversight trailing costs subsequent to June 30, 2024 are expected to be incurred relating to the closure of this study.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma. The study is expected to be completed by December 31, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $7,203 and $6,250, respectively, pursuant to this work order. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $12,733 and $6,250, respectively, pursuant to this work order. As of June 30, 2024, total costs of $27,595 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $129,000 as of June 30, 2024, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. The Company is in the process of finalizing a new work order agreement with Theradex to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colon cancer.

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

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty within sixty days from the effective date of the Agreement. The first minimum annual royalty of $25,643 was prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The license issue royalty of $50,000 and the first minimum annual royalty of $25,643, were paid in April 2024.

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

During the three months ended June 30, 2024, the Company incurred costs of $7,455 in connection with its obligations under the License Agreement. During the six months ended June 30, 2024, the Company incurred costs of $60,569 in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of June 30, 2024, total costs of $60,569 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,795,000 as of June 30, 2024, which is expected to be incurred over approximately the next twenty years.

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

During the three months and six months ended June 30, 2023, the Company recorded charges to operations of $6,233 and $12,398, respectively, in connection with its obligations under the License Agreement.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended June 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations. Consulting and advisory fees charged to operations pursuant to this agreement were $8,000 and $8,000 for the six months ended June 30, 2024 and 2023, respectively. This agreement was terminated effective July 3, 2024.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party not less than 60 days prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000, subject to the right of the Company to pay a negotiated hourly rate in lieu of the monthly fee. Effective March 1, 2024, the compensation payable under the Collaboration Agreement was converted to an hourly rate structure.

The Company recorded charges to operations pursuant to this Collaboration Agreement of $7,200 and $30,000 during the three months ended June 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $27,200 and $60,000 during the six months ended June 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

During the three months ended June 30, 2024 and 2023, the Company incurred charges in the amount of $67,119 and $53,178, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company incurred charges in the amount of $134,084 and $105,382, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2024, total costs of $619,640 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $588,000 as of June 30, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. The Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended June 30, 2024 and 2023, the Company incurred costs of $5,976 and $5,210, respectively, pursuant to this contract. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $9,870 and $9,583, respectively, pursuant to this contract. As of June 30, 2024, total costs of $325,085 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $73,000 as of June 30, 2024.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Consulting Agreement dated as of May 31, 2024 between the Company and Dr. Jan Schellens, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2024.

10.2	Clinical Trial Agreement dated as of June 10, 2024 between the Company and the Netherlands Cancer Institute, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2024.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 8, 2024	By:	/s/ BASTIAAN VAN DER BAAN
Bastiaan van der Baan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

