Form 10-Q
period 2024-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2024-11-12
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 1, 2024, the Company had 2,249,290 shares of common stock issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash	$1,637,627	$4,203,488
Advances on research and development contract services	—	78,016
Prepaid insurance	17,081	17,116
Other prepaid expenses	34,256	10,000
Total current assets	1,688,964	4,308,620
Deferred offering costs	6,928	—
Total assets	$1,695,892	$4,308,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $0 and $36,250 to related parties at September 30, 2024 and December 31, 2023, respectively	$72,859	$156,758
Research and development contract liabilities, including $0 and $120,768 to related parties at September 30, 2024 and December 31, 2023, respectively	256,097	157,100
Total current liabilities	328,956	313,858

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 72,917 shares at September 30, 2024 and December 31, 2023	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 2,249,290 shares at September 30, 2024 and December 31, 2023	225	225
Additional paid-in capital	49,316,710	48,976,265
Accumulated deficit	(51,449,999)	(48,481,728)
Total stockholders’ equity	1,366,936	3,994,762
Total liabilities and stockholders’ equity	$1,695,892	$4,308,620

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties, including stock-based compensation expense of $106,827 and $112,106 for the three months ended September 30, 2024 and 2023, respectively, and $340,445 and $669,146 for the nine months ended September 30, 2024 and 2023, respectively	283,053	356,001	907,069	1,398,042
Patent and licensing legal and filing fees and costs	45,416	178,012	192,239	835,362
Other costs and expenses	293,158	357,681	1,168,582	1,081,893
Research and development costs, including $76,278 and $51,568 for the three months ended September 30, 2024 and 2023, respectively, and $210,362 and $156,950 for the nine months ended September 30, 2024 and 2023, respectively, to a related party	361,630	132,487	691,402	749,029
Total costs and expenses	983,257	1,024,181	2,959,292	4,064,326
Loss from operations	(983,257)	(1,024,181)	(2,959,292)	(4,064,326)
Interest income	1,437	5,809	6,529	13,538
Interest expense	(1,049)	(279)	(12,389)	(6,088)
Foreign currency gain (loss)	(3,161)	(109)	(3,119)	2,102
Net loss	$(986,030)	$(1,018,760)	$(2,968,271)	$(4,054,774)

Net loss per common share – basic and diluted	$(0.44)	$(0.49)	$(1.32)	$(2.25)

Weighted average common shares outstanding – basic and diluted	2,249,290	2,074,938	2,249,290	1,803,466

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Nine Months Ended September 30, 2024 and 2023

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Three months ended September 30, 2024:
Balance, June 30, 2024	350,000	$3,500,000	2,249,290	$225	$49,209,883	$(50,463,969)	$2,246,139
Stock-based compensation expense	—	—	—	—	106,827	—	106,827
Net loss	—	—	—	—	—	(986,030)	(986,030)
Balance, September 30, 2024	350,000	$3,500,000	2,249,290	$225	$49,316,710	$(51,449,999)	$1,366,936

Nine months ended September 30, 2024:
Balance, December 31, 2023	350,000	$3,500,000	2,249,290	$225	$48,976,265	$(48,481,728)	$3,994,762
Stock-based compensation expense	—	—	—	—	340,445	—	340,445
Net loss	—	—	—	—	—	(2,968,271)	(2,968,271)
Balance, September 30, 2024	350,000	$3,500,000	2,249,290	$225	$49,316,710	$(51,449,999)	$1,366,936

(continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Nine Months Ended September 30, 2024 and 2023

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,968,271)	$(4,054,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	340,445	669,146
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	78,016	69,002
Prepaid insurance	35	25,994
Other prepaid expenses	(24,256)	(17,460)
Increase (decrease) in -
Accounts payable and accrued expenses	(90,827)	(8,593)
Research and development contract liabilities	98,997	(74,457)
Net cash used in operating activities	(2,565,861)	(3,391,142)

Cash flows from financing activities:
Proceeds from sale of securities in registered direct offering, net of offering costs	—	3,137,039
Exercise of pre-funded common stock warrants	—	41
Exercise of common stock options	—	6,281
Net cash provided by financing activities	—	3,143,361

Cash:
Net decrease	(2,565,861)	(247,781)
Balance at beginning of period	4,203,488	5,353,392
Balance at end of period	$1,637,627	$5,105,611

Non-cash investing and financing activities:
Deferred offering costs accrued	$6,928	$—

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$12,389	$6,088
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended September 30, 2024 and 2023

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at September 30, 2024, and for the three months and nine months ended September 30, 2024 and 2023, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2024, and the results of its operations for the three months and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements at such date.

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

Nasdaq Compliance

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

On August 19, 2024, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”), which requires the Company to maintain a minimum stockholders’ equity of $2,500,000. This notice of non-compliance has no immediate impact on the continued listing or trading of the Company’s securities on Nasdaq, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other Nasdaq continued listing requirements.

On October 3, 2024, the Company submitted a letter to Nasdaq with its plan to regain compliance with the Stockholders’ Equity Rule, which outlined the Company’s proposed initiatives to regain compliance by raising equity capital through various registered equity offerings.

On October 21, 2024, Nasdaq provided the Company notice that it had granted an extension through February 18, 2025 for the Company to regain compliance with the Stockholders’ Equity Rule. The Company must complete its capital raising initiatives and evidence compliance with the Stockholders’ Equity Rule through filing a Current Report on Form 8-K with the SEC providing certain required information by February 18, 2025.

If the Company fails to evidence compliance with the Stockholders’ Equity Rule upon filing its periodic report for the quarter ending March 31, 2025 with the SEC, the Company may be subject to delisting. If Nasdaq determines to delist the Company’s common stock, the Company will have the right to appeal to a Nasdaq hearings panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process.

The Company intends to take reasonable measures available to regain compliance under Nasdaq’s listing rules and to remain listed on Nasdaq. However, there can be no assurances that the Company will ultimately regain compliance with the Stockholders’ Equity Rule, or be able to maintain compliance with all other applicable requirements for continued listing on Nasdaq. If the Company does not regain compliance with Nasdaq’s listing rules within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq.

Going Concern

For the nine months ended September 30, 2024, the Company recorded a net loss of $2,968,271 and used cash in operations of $2,565,861. At September 30, 2024, the Company had cash of $1,637,627 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At September 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $3,918,000 (see Note 8), which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound, LB-100, through the first quarter of 2025. As existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, the Company will need to raise additional capital in one or more tranches to fund its operations during the next few months in order to be able to effectively manage its current business plan during 2025 and thereafter, as well as to maintain its listing on Nasdaq. Furthermore, the Company’s operating plans and capital requirements may change as a result of many factors that are currently unknown and/or outside of the control of the Company. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Deferred Offering Costs

Deferred offering costs consist of costs incurred with respect to pending equity financing transactions, including legal fees. Such costs are deferred and charged to additional paid-in capital upon the successful completion of such financings, or are charged to operations if and when such financings are abandoned or terminated.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $45,416 and $178,012 for the three months ended September 30, 2024 and 2023, respectively, and $192,239 and $835,362 for the nine months ended September 30, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended September 30, 2024 and 2023 are described below.

General and administrative costs for the three months ended September 30, 2024 and 2023 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 7.3% and 20.0% of total general and administrative costs, respectively. General and administrative costs for the three months ended September 30, 2024 and 2023 also included charges for the cost of directors and officer’s insurance of 18.4% and 11.9%, respectively, corporate legal fees of 9.8% and 10.6%, respectively, and for the fair value of stock options granted to directors and corporate officers representing 17.2% and 12.6%, respectively, of total general and administrative costs.

Research and development costs for the three months ended September 30, 2024 include charges from three vendors and consultants representing 57.2%, 21.1% and 15.1%, respectively, of total research and development costs. Research and development costs for the three months ended September 30, 2023 include charges from four vendors and consultants representing 38.9%, 24.9%, 15.9% and 14.9%, respectively, of total research and development costs.

Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the nine months ended September 30, 2024 and 2023 are described below.

General and administrative costs for the nine months ended September 30, 2024 and 2023 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 8.5% and 25.2% of total general and administrative costs, respectively. General and administrative costs for the nine months ended September 30, 2024 and 2023 also included charges for the cost of directors and officer’s insurance of 16.0% and 9.3%, respectively, corporate legal fees of 11.5% and 7.5%, respectively, and for the fair value of stock options granted to directors and corporate officers representing 15.0% and 20.2%, respectively, of total general and administrative costs.

Research and development costs for the nine months ended September 30, 2024 include charges from three vendors and consultants representing 41.2%, 30.4% and 12.6%, respectively, of total research and development costs. Research and development costs for the nine months ended September 30, 2023 include charges from three vendors and consultants representing 35.9%, 21.0%, and 12.4%, respectively, of total research and development costs.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2024 and December 31, 2023. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2024 or December 31, 2023 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2024.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of September 30, 2024 or December 31, 2023. Subsequent to September 30, 2024, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At September 30, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2024	2023

Series A Convertible Preferred Stock	72,917	72,917
Common stock warrants	808,365	808,365
Common stock options, including options issued in the form of warrants	623,232	674,896
Total	1,504,514	1,556,178

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

During the three months ended September 30, 2024 and 2023, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0991 and 1.0885, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0991 and 1.0839, respectively. As of September 30, 2024 and December 31, 2023, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

The carrying value of financial instruments, which consists of accounts payable and accrued expenses is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Recent Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance in July 2023. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statements, including their presentation and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements, including their presentation and related disclosures.

3. Research and Development Costs

A summary of research and development costs for the three months and nine months ended September 30, 2024 and 2023, including costs associated with clinical trials involving the Company’s lead clinical compound LB-100, are summarized below based on the respective geographical regions where such costs have been incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

United States	$278,808	$68,315	$427,736	$291,846
Spain	6,544	9,496	51,022	283,035
China	—	3,108	2,282	17,198
Netherlands	76,278	51,568	210,362	156,950
Total	$361,630	$132,487	$691,402	$749,029

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of September 30, 2024 and December 31, 2023, the Company had 9,650,000 shares of undesignated preferred stock, which may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have any cash liquidation preference rights or any registration rights. The 350,000 outstanding shares of Series A Convertible Preferred Stock were convertible into a total of 72,917 shares of common stock at September 30, 2024 and December 31, 2023.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2024 and December 31, 2023, the Company had 2,249,290 shares of common stock issued and outstanding.

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

The exercise prices of the warrants issued to the institutional investor (exercisable at $6.00 per share) and to the placement agent (exercisable at $6.60 per share) are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investor contain a “fundamental transaction” provision which provides that if any defined fundamental transactions are within the Company’s control and are consummated, the holder of the unexercised common stock warrants would be entitled to receive, at its option, in exchange for extinguishment of such warrants, cash consideration equal to a Black-Scholes valuation amount, as defined in the warrant agreement. The fundamental transaction provision includes (i) a sale, lease, assignment, transfer, conveyance or other disposition of all or substantially all of the assets of the Company in one or a series of related transactions, or (ii) a change in control of the Company by which it, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination with another person or group, whereby such other person or group acquires more than 50% of the voting power of the common equity of the Company.

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

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offering, during the nine months ended September 30, 2024 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2023	808,365	$16.407
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2024	808,365	$16.407	3.24

Warrants exercisable at December 31, 2023	808,365	$16.407
Warrants exercisable at September 30, 2024	808,365	$16.407	3.24

At September 30, 2024, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$6.000	583,334
$6.600	35,000
$20.000	29,000
$37.000	11,331
$57.000	149,700
808,365

The warrants exercisable at $57.00 per share at September 30, 2024 consist of 1,497,000 publicly-traded warrants, described herein on a pre-split 1-for-10 basis, that were issued as part of the Company’s November 2020 public offering of units, and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently now represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, the exercise of 10 warrants, each exercisable at $5.70, are required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00 per share.

Based on the closing fair market value of $1.87 per share on September 30, 2024, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2024.

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, to provide for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023. During the three months and nine months ended September 30, 2023, the Company paid $62,500 and $187,500, respectively, to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020, to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser was required to devote at least 50% of his business time to the Company’s activities. During the three months ended September 30, 2024 and 2023, the Company paid $14,583 and $43,750, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2024 and 2023, the Company paid $102,083 and $131,250, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser, as a result of which such employment agreement expired on July 31, 2024.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman has been provided a monthly office rent allowance, pursuant to which for the three months ended September 30, 2024 and 2023, the Company paid $3,218 and $7,323 respectively, on Mr. Forman’s behalf. For the nine months ended September 30, 2024 and 2023, Mr. Forman has been provided a monthly office rent allowance, pursuant to which the Company paid $13,099 and $11,436 respectively, on Mr. Forman’s behalf. During the three months ended September 30, 2024 and 2023, the Company paid $50,000 and $50,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2024 and 2023, the Company paid $150,000 and $150,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended September 30, 2024 and 2023, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2024 and 2023, the Company paid $131,250 and $131,250, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023 to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan is eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement. During the three months ended September 30, 2024 and 2023, the Company paid $39,175 and $1,667, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods. During the nine months ended September 30, 2024 and 2023, the Company paid $115,754 and $1,667, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The term of the agreement are in effect from July 1, 2024 until the earliest of (i) termination by either party upon sixty days’ notice, (ii) Dr. Schellens’ death or disability, or (iii) termination by the Company for breach as provided in the agreement. Under the agreement, Dr. Schellens provides his services for two days per week with the specific days in each week based on arrangements agreed to from time to time between Dr. Schellens and the Company’s Chief Executive Officer. The Company pays Dr. Schellens an annual compensation of 104,000 Euros (approximately $116,000 as of September 30, 2024), payable on a monthly basis. During the three months and nine months ended September 30, 2024, the Company paid $28,718 and $28,718, respectively, to Dr. Schellens under this consulting agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

Appointment of Dr. René Bernards to the Board of Directors

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. Upon his appointment, it was agreed that Dr. Bernards would receive annual compensation for his services on the Board only in the form of cash, in lieu of the annual June 30 grant of stock options as provided to the Company’s other non-officer directors. During the three months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $10,000, respectively, with respect to his annual cash board compensation. During the nine months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $10,000 and $30,000, respectively, with respect to his annual cash board compensation.

In conjunction with the Company’s efforts to preserve cash, effective with the quarter ended June 30, 2024, Dr. Bernards agreed to receive equity-based compensation for his services on the Board, for the quarters ended June 30, 2024, September 30, 2024 and December 31, 2024. In order to reconcile his Board compensation with that of the other non-officer directors, Dr. Bernards has agreed to receive the same Board compensation, both in form and amount, as the other non-officer directors.

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

Cash compensation for directors, payable quarterly, is as follows:

Base director compensation - $20,000 per year (except for Dr. Bernards, who was paid an additional annual cash fee of $40,000, in lieu of the annual June 30 grant of stock option as described below, through March 31, 2024)

Chairman of audit committee – additional $10,000 per year

Chairman of any other committees – additional $5,000 per year

Member of audit committee – additional $5,000 per year

Member of any other committees – additional $2,500 per year

In conjunction with the Company’s efforts to preserve cash, the Board approved an amendment to the Board Plan, such that for the quarters ended June 30, 2024, September 30, 2024 and December 31, 2024, the non-officer directors (including Dr. Bernards) will receive, in lieu of cash compensation, stock options exercisable for a period of five years, vesting immediately, to purchase common stock at an exercise price based on the closing market price at the end of each of the applicable quarters, with the amount of such stock options equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarter-end value as determined pursuant to the Black-Scholes option-pricing model. The Board may extend this amendment to the Board Plan for additional quarterly periods subsequent to December 31, 2024.

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

Total cash compensation paid to non-officer directors was $0 and $42,228, respectively, for the three months ended September 30, 2024 and 2023. Total cash compensation paid to non-officer directors was $38,819 and $127,229, respectively, for the nine months ended September 30, 2024 and 2023.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and nine months ended September 30, 2024 and 2023, is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Related party costs:
Cash-based	$176,226	$243,895	$566,624	$728,896
Stock-based	106,827	112,106	340,445	669,146
Total	$283,053	$356,001	$907,069	$1,398,042

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

As of September 30, 2024, unexpired stock options for 623,232 shares were issued and outstanding under the 2020 Plan and 126,768 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.550% to 4.290%
Expected dividend yield	0%
Expected volatility	125.59% to 126.45%
Expected life	2.5 to 3.5 years

For stock options requiring an assessment of value during the nine months ended September 30, 2023, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.565% to 4.843%
Expected dividend yield	0%
Expected volatility	138.05%
Expected life	4.0 years

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement with Eric J. Forman, Mr. Forman was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and nine months ended September 30, 2023 of $11,806 and $61,501, respectively, with respect to these stock options.

On August 1, 2020, in connection with an employment agreement with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 8,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($68.718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 1, 2020 through August 1, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and nine months ended September 30, 2023 of $12,551 and $83,544, respectively, with respect to these stock options.

On August 12, 2020, in connection with the employment agreement with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and nine months ended September 30, 2023 of $11,806 and $61,501, respectively, with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($26.335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and nine months ended September 30, 2023 of $0 and $76,388, respectively, with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.423 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and nine months ended September 30, 2023 of $0 and $211,413, respectively, with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $9,801, respectively, with respect to these stock options. During the nine months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $19,390 and $29,084, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which was charged to operations ratably from July 1, 2022 through June 30, 2024. During the three months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $23,916, respectively, with respect to these stock options. During the nine months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $47,310 and $70,964, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the three months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $9,641 and $16,528, respectively, with respect to these stock options. During the nine months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $34,301 and $49,053, respectively, with respect to these stock options.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. During the three months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $24,232 and $24,232, respectively, with respect to these stock options. During the nine months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $72,300 and $24,232, respectively, with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bas van der Baan, Mr. van der Baan was granted stock options to purchase 250,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which is being charged to operations ratably from September 26, 2023 through September 30, 2026. During the three months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $33,712 and $1,466, respectively, with respect to these stock options. During the nine months ended September 30, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $100,402 and $1,466, respectively, with respect to these stock options.

On June 30, 2024, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $73,976 ($1.8494 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2026. During the three months and nine months ended September 30, 2024, the Company record a charge general and administrative costs in the consolidated statement of operations of $9,324 and $9,324, respectively, with respect to these stock options.

On June 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,598 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was determined to be equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarter-end value as determined pursuant to the Black-Scholes option-pricing model and was determined to be $27,500 ($1.6570 per share), which was charged to operations on June 30, 2024, the date on which they became fully vested.

On July 1, 2024, in connection with the consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Dr. Schellens was granted stock options to purchase 15,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise e price of $2.39 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest quarterly over a three-year period commencing on the last day of each calendar quarter commencing September 30, 2024. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $29,074 ($1.9382 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2027. During the three months and nine months ended September 30, 2024, the Company record a charge general and administrative costs in the consolidated statement of operations of $2,418 and $2,418, respectively, with respect to these stock options.

On September 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 21,217 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $1.87 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was determined to be equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarter-end value as determined pursuant to the Black-Scholes option-pricing model and was determined to be $27,500 ($1.2961 per share), which was charged to operations on September 30, 2024, the date on which they became fully vested.

Dr. Philip Palmedo, a director of the Company since 2006, did not stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of stockholders held on October 7, 2022. Gil Schwartzberg, a former director of the Company, died on October 30, 2022. Dr. John S. Kovach, the Chairman of the Board of Directors and the Company’s President and Chief Executive Officer, and Chief Scientific Officer, died on October 5, 2023, and the employment agreement of the Company’s Chief Medical Officer, Dr. James S. Miser expired on July 31, 2024. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their services to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each such person contractually expired one year from the respective dates that their services to the Company terminated.

A summary of stock-based compensation costs for the three months and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Related parties	$106,827	$112,106	$340,445	$669,146
Non-related parties	—	—	—	—
Total stock-based compensation costs	$106,827	$112,106	$340,445	$669,146

A summary of stock option activity, including options issued in the form of warrants, during the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2023	552,083	$15.330
Granted	92,815	2.259
Exercised	—	—
Expired	(21,666)	42.461
Stock options outstanding at September 30, 2024	623,232	$12.441	3.36

Stock options exercisable at December 31, 2023	252,292	$28.387
Stock options exercisable at September 30, 2024	372,815	$18.305	2.87

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $467,000 at September 30, 2024, which will be recognized subsequent to September 30, 2024 over a weighted-average period of approximately 21 months.

At September 30, 2024, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.870	21,217	21,217
$1.950	250,000	83,333
$2.370	56,598	21,598
$2.390	15,000	1,250
$5.025	8,750	8,750
$5.880	40,000	25,000
$7.400	55,000	55,000
$20.000	55,000	35,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
$60.000	8,333	8,333
$71.400	20,000	20,000
$120.000	8,334	8,334
	623,232	372,815

Based on the closing fair market value of $1.87 per share on September 30, 2024, there was no intrinsic value attributed to exercisable but unexercised common stock options at September 30, 2024.

Outstanding stock options to acquire 250,417 shares of the Company’s common stock had not vested at September 30, 2024.

Upon the exercise of such stock options, the Company expects to satisfy the related stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months and nine months ended September 30, 2024 and 2023, the Company did not record any provision for income taxes, as the Company incurred losses during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2024 and December 31, 2023, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At September 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $3,918,000, including clinical trial agreements of $3,616,000 and clinical trial monitoring agreements of $302,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of September 30, 2024:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colon cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024	June 2026	NCT06012734		(1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	9 to 18	Determine MTD and RP2D	Fourteen patients entered	March 2025	NCT05809830	$284,000

Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	December 2026	NCT05809830	$3,332,000

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	Seven patients entered	December 2026	NCT06065462		(1)

Total									$3,616,000

(1)	The Company has no financial contractual commitment associated with this clinical trial at September 30, 2024.

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

This study comprises a dose escalation phase and a dose expansion phase. The objective of the dose escalation phase is to determine the recommended Phase 2 dose (RP2D) of LB-100 when combined with the standard dosage of atezolizumab. The dose expansion phase will further investigate the preliminary efficacy, safety, tolerability, and pharmacokinetics/dynamics of the LB-100 and atezolizumab combination. The clinical trial opened in August 2024 with the enrollment of the first patient. Patient accrual is expected to take up to 24 months, with a maximum of 37 patients with advanced colorectal cancer to be enrolled in this study.

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial. Evaluation is underway to determine next steps (see “Serious Adverse Events” below for additional information).

The Company has no financial contractual commitment associated with this clinical trial.

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date. The Company is exploring alternative sites, including international locations, for the conduct of a small cell lung cancer clinical trial.

During the three months ended September 30, 2024 and 2023, the Company incurred costs of $207,004 and $0, respectively, pursuant to this Agreement. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $285,019 and $69,001, respectively, pursuant to this Agreement. As of September 30, 2024, total costs of $732,532 had been incurred pursuant to this Agreement.

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

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of ASTS. Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment for the Phase 1b portion of the protocol was extended with two patients and was completed during the quarter ended September 30, 2024. The Company expects to have data on toxicity and preliminary efficacy from this portion of the clinical trial by December 31, 2024, and a full report by June 30, 2025. Subject to clinical results and the availability of sufficient working capital resources, the Company anticipates that it will then be in a position to decide whether to proceed to the related Phase 2 portion of the study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended September 30, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. Through September 30, 2024, the Company has incurred charges of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,616,000 (consisting of $284,000 for the Phase 1b portion and $3,332,000 for the Phase 2 portion) as of September 30, 2024, which is scheduled to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

During the three months and nine months ended September 30, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. As of September 30, 2024, total costs of $147,239 had been incurred pursuant to this agreement.

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

Clinical Trial Monitoring Agreements

MD Anderson Cancer Center Clinical Trial. On May 15, 2024, the Company signed a letter of intent with Theradex to monitor the MD Andersen investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). On August 19, 2024, the Company signed a work order agreement with Theradex to monitor the MD Anderson clinical trial. The study oversight is expected to be completed by January 31, 2027.

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the three months and nine months ended September 30, 2024, the Company incurred costs of $12,610 and $20,838 pursuant to this letter of intent and subsequent work order. As of September 30, 2024, total costs of $20,838 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $78,000 as of September 30, 2024, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended September 30, 2024 and 2023, the Company incurred costs of $1,603 and $4,500, respectively, pursuant to this work order. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $10,603 and $15,740, respectively, pursuant to this work order. As of September 30, 2024, total costs of $89,284 had been incurred pursuant to this work order agreement.

As a result of the closure of the Agreement with City of Hope effective July 8, 2024 (see “Clinical Trial Agreements – City of Hope” above), the work order agreement with Theradex to monitor this clinical trial was concurrently terminated, although nominal oversight trailing costs subsequent to July 8, 2024 are expected to be incurred relating to the closure of this study.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma. The study oversight is expected to be completed by December 31, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended September 30, 2024 and 2023, the Company incurred costs of $13,475 and $3,750, respectively, pursuant to this work order. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $26,208 and $10,000, respectively, pursuant to this work order. As of September 30, 2024, total costs of $41,070 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $118,000 as of September 30, 2024, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2023, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colon cancer. The study oversight is expected to be completed by May 31, 2027.

Costs under this work order agreement are estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During the three months and nine months ended September 30, 2024, the Company incurred costs of $14,900 pursuant to this work order. As of September 30, 2024, total costs of $14,900 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $106,380 as of September 30, 2024, which is expected to be incurred through May 31, 2027.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, which the Company is required to pursue based on “commercially reasonable efforts” as defined in the License Agreement, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 was defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The Company had not commenced a Phase 2 clinical study as of September 30, 2024. The total of all such benchmark payments is $1,225,000.

The Company is obligated to provide annual reports to the NIH on its progress toward the development and commercialization of products under the licensed patents. These reports, due within sixty days following the end of each calendar year, must include updates on research and development activities, regulatory submissions, manufacturing efforts, sublicensing, and sales initiatives. If any deviations from the established commercial development plan or agreed-upon benchmarks occur, the Company is obligated to provide explanation and may amend the commercial development plan and the benchmarks, which, subject to certain conditions, the NIH shall not unreasonably withhold, condition, or delay approval of any request of the Company to amend the commercial development plan and/or the benchmarks and to extend the time periods of the benchmarks.

The Company is obligated to pay the NIH sublicensing royalties of 5% on sublicensing revenue received for granting each sublicense within sixty days of receipt of such sublicensing revenue.

During the three months ended September 30, 2024, the Company incurred costs of $7,537 in connection with its obligations under the License Agreement. During the nine months ended September 30, 2024, the Company incurred costs of $68,106 in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of September 30, 2024, total costs of $68,106 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,795,000 as of September 30, 2024, which is expected to be incurred over approximately the next twenty years.

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

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2024 and 2023, respectively. Consulting and advisory fees charged to operations pursuant to this agreement were $12,000 and $12,000 for the nine months ended September 30, 2024 and 2023, respectively. This agreement was terminated effective July 3, 2024.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $8,000 and $30,000 during the three months ended September 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $35,200 and $90,000 during the nine months ended September 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”) (see Note 5), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto. The Development Collaboration Agreement is a preclinical study intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company agreed to fund the preclinical study, at an approximate cost of 391,000 Euros and provide a sufficient supply of LB-100 to conduct the preclinical study.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company.

During the three months ended September 30, 2024 and 2023, the Company incurred charges in the amount of $76,278 and $51,568, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company incurred charges in the amount of $210,362 and $156,950, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2024, total costs of $695,918 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $279,000 as of September 30, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended September 30, 2024 and 2023, the Company incurred costs of $9,062 and $21,045, respectively, pursuant to this contract. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $18,932 and $30,628, respectively, pursuant to this contract. As of September 30, 2024, total costs of $334,147 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $124,000 as of September 30, 2024.

Specific Risks Associated with the Company’s Business Activities

Serious Adverse Events

The Company’s lead drug candidate, LB-100, is currently undergoing various clinical trials, and there is a risk that one or more of these trials could be placed on hold by regulatory authorities due to serious adverse events (SAEs) related to our drug candidate or to another company’s drug used in combination in one of our clinical trials. It is possible that the SAEs could be attributable to our drug candidate and could include, but not be limited to, unexpected severe side effects, treatment-related deaths, or long-term health complications. A dose given could result in non-tolerable adverse events defined as dose-limiting toxicity (DLT). When two DLTs occur at the same dose-level that dose-level is considered too high and unsafe. Further treatment is only allowed at lower dose-levels that have previously been found safe.

If an SAE or a pattern of SAEs is observed during the course of a clinical trial involving our drug candidate, the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities may issue a clinical hold, requiring us to pause or discontinue further enrollment and dosing in our clinical trial. It is also possible that the clinical trial could be terminated. Any of these actions could delay or halt the development of our drug candidate, increase development costs, and negatively impact our ability to ultimately achieve regulatory approval. Additionally, if an SAE is confirmed to be drug-related, we may be required to conduct additional studies, modify the study design, or abandon further development of the drug candidate altogether, which could materially impact our business, financial condition, and prospects.

The occurrence of an SAE and any resulting clinical hold could also harm our reputation with patients, physicians, health institutions, and investors, diminish our ability to attract clinical trial participants, and damage our ability to interest investors and obtain financing in the future. There can be no assurance that we will not experience such SAEs in the future or that any related clinical hold will be lifted in a timely manner, or at all.

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab (Roche PD-L1 inhibitor) is currently investigating two SAEs observed in the clinical trial that was launched in August 2024. Evaluation is underway to determine next steps.

Other Business Risks

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. Although the Covid-19 outbreak has subsided, the extent to which the coronavirus or any other pandemics may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

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

Recent Developments

On September 4, 2024, the Company announced it had received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for U.S. Patent application number 16/467,721, titled, “Oxabicycloheptanes for Modulation of Immune Response,” for combining the Company’s lead compound, LB-100, with various innovative cancer immunotherapies.

Going Concern

For the nine months ended September 30, 2024, the Company recorded a net loss of $2,968,271 and used cash in operations of $2,565,861. At September 30, 2024, the Company had cash of $1,637,627 available to fund its operations. Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At September 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $3,918,000, which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound, LB-100, through the first quarter of 2025. As existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, the Company will need to raise additional capital in one or more tranches to fund its operations during the next few months in order to be able to effectively manage its current business plan during 2025 and thereafter, as well as to maintain its listing on Nasdaq. Furthermore, the Company’s operating plans and capital requirements may change as a result of many factors that are currently unknown and/or outside of the control of the Company. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Nasdaq Compliance

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

On August 19, 2024, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”), which requires the Company to maintain a minimum stockholders’ equity of $2,500,000. This notice of non-compliance has no immediate impact on the continued listing or trading of the Company’s securities on Nasdaq, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other Nasdaq continued listing requirements.

On October 3, 2024, the Company submitted a letter to Nasdaq with its plan to regain compliance with the Stockholders’ Equity Rule, which outlined the Company’s proposed initiatives to regain compliance by raising equity capital through various registered equity offerings.

On October 21, 2024, Nasdaq provided the Company notice that it had granted an extension through February 18, 2025 for the Company to regain compliance with the Stockholders’ Equity Rule. The Company must complete its capital raising initiatives and evidence compliance with the Stockholders’ Equity Rule through filing a Current Report on Form 8-K with the SEC providing certain required information by February 18, 2025.

If the Company fails to evidence compliance with the Stockholders’ Equity Rule upon filing its periodic report for the quarter ending March 31, 2025 with the SEC, the Company may be subject to delisting. If Nasdaq determines to delist the Company’s common stock, the Company will have the right to appeal to a Nasdaq hearings panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process.

The Company intends to take reasonable measures available to regain compliance under Nasdaq’s listing rules and to remain listed on Nasdaq. However, there can be no assurances that the Company will ultimately regain compliance with the Stockholders’ Equity Rule, or be able to maintain compliance with all other applicable requirements for continued listing on Nasdaq. If the Company does not regain compliance with Nasdaq’s listing rules within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2024 and 2023 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2024 and 2023 included elsewhere in this document.

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

During the three months ended September 30, 2024 and 2023, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $45,416 and $178,012, respectively, a decrease of $132,596, or 74.5%, in 2024 as compared to 2023.

During the nine months ended September 30, 2024 and 2023, patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property were $192,239 and $835,362, respectively, a decrease of $643,123, or 77.0%, in 2024 as compared to 2023.

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

Summary of Business Activities and Plans

Company Overview

The Company is focusing its development activities on its lead compound LB-100. The Company believes that the mechanism by which LB-100 affects cancer cell growth is different from cancer agents currently approved for clinical use. LB-100 is currently being tested in clinical trials in Ovarian Clear Cell Carcinoma, Metastatic Micro Satellite Stable (MSS) Colon Cancer and Advanced Soft Tissue Sarcoma. LB-100 has shown anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. LB-100 enhances the effectiveness of commonly used anti-cancer drugs in melanoma, breast cancer and sarcoma animal models. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that, when combined with standard anti-cancer regimens against many tumor types, LB-100 will improve therapeutic benefit.

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

Intellectual Property

The Company’s intellectual property includes proprietary know-how, proprietary methodologies and extensive clinical validation data and publications. To provide legal protection of the Company’s intellectual property, the Company relies on a combination of patents, licenses, trade secrets, trademarks, confidentiality and non-disclosure clauses and agreements, and other forms of intellectual property protection to define and protect our rights to the Company’s product candidates.

The Company’s product candidates are expected to be covered by its patents. These patents now cover sole rights to the composition and synthesis of the Company’s LB-100 series of drugs, which is the Company’s lead clinical compound in development. The Company has filed patent applications covering the treatment of cancer with LB-100. The Company has also filed joint patent applications with the NIH and the Netherlands Cancer Institute for the treatment of cancer using LB-100 in combination with other drugs such as an immune checkpoint inhibitor and a WEE1 inhibitor.

Patent applications for the LB-100 series (oxabicycloheptanes and oxabicycloheptenes) have been filed in the United States and internationally under the Patent Cooperation Treaty. Patents for composition of matter and for several uses of the LB-100 series have been issued in the United States, Mexico, Australia, Japan, China, Hong Kong, Canada, and by the European Patent Office

The Company strives to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of its business, including seeking, maintaining, and defending its patent rights, which are owned solely by the Company’s wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc., except in several instances jointly with one of the Company’s many collaborators. The Company also relies on trade secrets relating to its proprietary pipeline of product candidates and on know-how and continuing technological innovation to develop and strengthen its pipeline. The Company intend to rely on regulatory protection afforded by regulatory agencies through data exclusivity, market exclusivity, and patent term extensions, where available.

The Company’s success will depend in large part on its ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to its business; defend and enforce its patents; preserve the confidentiality of its trade secrets; and operate without infringing valid and enforceable patents or proprietary rights of third parties. The Company’s ability to stop third parties from making, using, selling, offering to sell, or importing its technology may depend on the extent to which the Company has rights under valid and enforceable licenses, patents, or trade secrets that cover these activities. In some cases, enforcement of these rights may depend on cooperation of the joint owners of the Company’s jointly owned patents and patent applications.

With respect to both the Company’s solely and jointly owned intellectual property, the Company cannot be sure that patents will be granted on any of its pending patent applications or on any patent applications filed solely or jointly by the Company in the future; the Company cannot be sure that any of its existing patents or any patents that may be granted to the Company in the future will be commercially useful in protecting the Company’s intended commercial products or therapeutic methods; and the Company cannot be sure that an agency or court would determine that its solely or jointly owned patents are valid and enforceable.

Specific Risks Associated with the Company’s Business Activities

Serious Adverse Events

The Company’s lead drug candidate, LB-100, is currently undergoing various clinical trials, and there is a risk that one or more of these trials could be placed on hold by regulatory authorities due to serious adverse events (SAEs) related to our drug candidate or to another company’s drug used in combination in one of our clinical trials. It is possible that the SAEs could be attributable to our drug candidate and could include, but not be limited to, unexpected severe side effects, treatment-related deaths, or long-term health complications. A dose given could result in non-tolerable adverse events defined as dose-limiting toxicity (DLT). When two DLTs occur at the same dose-level that dose-level is considered too high and unsafe. Further treatment is only allowed at lower dose-levels that have previously been found safe.

If an SAE or a pattern of SAEs is observed during the course of a clinical trial involving our drug candidate, the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities may issue a clinical hold, requiring us to pause or discontinue further enrollment and dosing in our clinical trial. It is also possible that the clinical trial could be terminated. Any of these actions could delay or halt the development of our drug candidate, increase development costs, and negatively impact our ability to ultimately achieve regulatory approval. Additionally, if an SAE is confirmed to be drug-related, we may be required to conduct additional studies, modify the study design, or abandon further development of the drug candidate altogether, which could materially impact our business, financial condition, and prospects.

The occurrence of an SAE and any resulting clinical hold could also harm our reputation with patients, physicians, health institutions, and investors, diminish our ability to attract clinical trial participants, and damage our ability to interest investors and obtain financing in the future. There can be no assurance that we will not experience such SAEs in the future or that any related clinical hold will be lifted in a timely manner, or at all.

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab (Roche PD-L1 inhibitor) is currently investigating two SAEs observed in the clinical trial that was launched in August 2024. Evaluation is underway to determine next steps.

Other Business Risks

Covid-19 Virus. The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. Although Covid-19 outbreak has subsided, the extent to which the coronavirus or any other pandemics may reappear and impact the Company’s clinical trial programs and capital raising efforts in the future is uncertain and cannot be predicted.

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

Results of Operations

At September 30, 2024, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative costs:
Compensation to related parties	283,053	356,001	907,069	1,398,042
Patent and licensing legal and filing fees and costs	45,416	178,012	192,239	835,362
Other costs and expenses	293,158	357,681	1,168,582	1,081,893
Research and development costs	361,630	132,487	691,402	749,029
Total costs and expenses	983,257	1,024,181	2,959,292	4,064,326
Loss from operations	(983,257)	(1,024,181)	(2,959,292)	(4,064,326)
Interest income	1,437	5,809	6,529	13,538
Interest expense	(1,049)	(279)	(12,389)	(6,088)
Foreign currency gain (loss)	(3,161)	(109)	(3,119)	2,102
Net loss	$(986,030)	$(1,018,760)	$(2,968,271)	$(4,054,774)

Net loss per common share – basic and diluted	$(0.44)	$(0.49)	$(1.32)	$(2.25)

Weighted average common shares outstanding – basic and diluted	2,249,290	2,074,938	2,249,290	1,803,466

Three Months Ended September 30, 2024 and 2023

Revenues. The Company did not have any revenues for the three months ended September 30, 2024 and 2023.

General and Administrative Costs. For the three months ended September 30, 2024, general and administrative costs were $621,627, which consisted of the fair value of vested stock options issued to directors and officers of $106,827 (including quarterly director and board committee fees of $27,500), patent and licensing legal and filing fees and costs of $45,416, other consulting and professional fees of $146,610, insurance expense of $116,440, officer salaries and related costs of $161,728, cash-based director and board committee fees of $0, licensing and royalties of $7,537, shareholder reporting costs of $2,941, listing fees of $12,375, filing fees of $2,864, taxes and licenses of $56, investor relations of $13,397, rent of $3,218, and other operating costs of $2,218.

For the three months ended September 30, 2023, general and administrative costs were $891,694, which consisted of the fair value of vested stock options issued to directors and officers of $112,106 (including quarterly director and board committee fees of $0), patent and licensing legal and filing fees and costs of $178,012, other consulting and professional fees of $199,884, insurance expense of $107,910, officer salaries and related costs of $216,880, cash-based director and board committee fees of $42,228, shareholder reporting costs of $3,887, listing fees of $15,500, filing fees of $4,439, taxes and licenses of $3,946, investor relations of $14,172, rent of $7,323, and other operating costs of $6,914, offset by a credit to licensing and royalties of $21,507 relating to the termination of the Moffitt agreement.

General and administrative costs decreased by $270,067, or 30.3%, in 2024 as compared to 2023, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $5,279, a decrease in patent and licensing legal and filing fees and costs of $132,596, a decrease in officer salaries and related costs of $55,152, a decrease in cash-based director and board committee fees of $42,228, and a decrease in other consulting and professional fees of $53,274, offset by an increase in licensing and royalties of $29,044.

Research and Development Costs. For the three months ended September 30, 2024, research and development costs were $361,630, which consisted of clinical and related oversight costs of $250,342, regulatory service costs of $11,405, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $99,883.

Included in clinical and related oversight costs for the three months ended September 30, 2024 is $207,004 for the cost of patients enrolled in the City of Hope clinical trial prior to its termination on July 8, 2024.

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

Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b/2 clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with metastatic colon cancer. NKI employs Dr. René Bernards, a director of the Company since June 15, 2022. The Company has no financial contractual commitment associated with this clinical trial.

Included in preclinical research costs for the three months ended September 30, 2024 and 2023 were $76,278 and $51,568, respectively, of costs paid to the Netherlands Cancer Institute, On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

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

Research and development costs increased by $229,143, or 173.0%, in 2024 as compared to 2023, primarily as a result of a charge of $207,004 for the cost of patients enrolled in the City of Hope clinical trial prior to its termination on July 8, 2024.

Interest Income. For the three months ended September 30, 2024, the Company had interest income of $1,437, as compared to interest income of $5,809 for the three months ended September 30, 2023, related to the investment of the Company’s cash resources.

Interest Expense. For the three months ended September 30, 2024, the Company had interest expense of $1,049, as compared to interest expense of $279 for the three months ended September 30, 2023, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Loss. For the three months ended September 30, 2024, the Company had a foreign currency loss of $3,161, as compared to a foreign currency loss of $109 for the three months ended September 30, 2023, from foreign currency transactions.

Net Loss. For the three months ended September 30, 2024, the Company incurred a net loss of $986,030, as compared to a net loss of $1,018,760 for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023

Revenues. The Company did not have any revenues for the nine months ended September 30, 2024 and 2023.

General and Administrative Costs. For the nine months ended September 30, 2024, general and administrative costs were $2,267,890, which consisted of the fair value of vested stock options issued to directors and officers of $340,445 (including quarterly director and board committee fees of $55,000), patent and licensing legal and filing fees and costs of $192,239, other consulting and professional fees of $510,582, insurance expense of $370,167, officer salaries and related costs of $549,317, cash-based director and board committee fees of $38,819, licensing and royalties of $68,106, shareholder reporting costs of $15,690, listing fees of $37,125, filing fees of $21,917, taxes and licenses of $30,869, investor relations of $48,191, rent of $13,099, conference fees of $14,475 and other operating costs of $16,849.

For the nine months ended September 30, 2023, general and administrative costs were $3,315,297, which consisted of the fair value of vested stock options issued to directors and officers of $669,146, patent and licensing legal and filing fees and costs of $835,362, other consulting and professional fees of $529,830, insurance expense of $316,214, officer salaries and related costs of $649,483, cash-based director and board committee fees of $127,229, shareholder reporting costs of $64,783, listing fees of $46,500, filing fees of $14,634, taxes and licenses of $11,483, investor relations of $36,516, rent of $11,436, conference fees of $0 and other operating costs of $11,790, offset by a credit to licensing fees of $9,109 relating to the termination of the Moffitt agreement.

General and administrative costs decreased by $1,047,407, or 31.6%, in 2024 as compared to 2023, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $328,701, a decrease in patent and licensing legal and filing fees and costs of $643,123, a decrease in shareholder reporting costs of $49,093, a decrease in officer salaries and related costs of $100,166, and a decrease in cash-based director and board committee fees of $88,410, offset by increases in licensing and royalties of $77,215, taxes and licenses of $19,386, and in insurance expense of $53,953.

Research and Development Costs. For the nine months ended September 30, 2024, research and development costs were $691,402, which consisted of clinical and related oversight costs of $358,318, regulatory service costs of $14,021, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $319,063.

Included in clinical and related oversight costs for the nine months ended September 30, 2024 is $207,004 for the cost of patients enrolled in the City of Hope clinical trial prior to its termination on July 8, 2024.

For the nine months ended September 30, 2023, research and development costs were $749,029, which consisted of clinical and related oversight costs of $390,708, regulatory service costs of $18,738, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $339,583.

Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b/2 clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with metastatic colon cancer. NKI employs Dr. René Bernards, a director of the Company since June 15, 2022. The Company has no financial contractual commitment associated with this clinical trial.

Included in preclinical research costs for the nine months ended September 30, 2024 and 2023 were $210,362 and $156,950, respectively, of costs paid to the Netherlands Cancer Institute, On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

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

Research and development costs decreased by $57,627, or 7.7%, in 2024 as compared to 2023, primarily as a result of a decrease in clinical and related oversight costs of $32,390.

Interest Income. For the nine months ended September 30, 2024, the Company had interest income of $6,529, as compared to interest income of $13,538 for the nine months ended September 30, 2023, related to the investment of the Company’s cash resources.

Interest Expense. For the nine months ended September 30, 2024, the Company had interest expense of $12,389, as compared to interest expense of $6,088 for the nine months ended September 30, 2023, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain (Loss). For the nine months ended September 30, 2024, the Company had a foreign currency loss of $3,119, as compared to a foreign currency gain of $2,102 for the nine months ended September 30, 2023, from foreign currency transactions.

Net Loss. For the nine months ended September 30, 2024, the Company incurred a net loss of $2,968,271, as compared to a net loss of $4,054,774 for the nine months ended September 30, 2023.

Liquidity and Capital Resources – September 30, 2024

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(2,565,861)	$(3,391,142)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	—	3,143,361
Net decrease in cash	$(2,565,861)	$(247,781)

At September 30, 2024, the Company had working capital of $1,360,008, as compared to working capital of $3,994,762 at December 31, 2023, reflecting a decrease in working capital of $2,634,754 for the nine months ended September 30, 2024. The decrease in working capital during the nine months ended September 30, 2024 was primarily the result of the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing the Company’s patent portfolio. At September 30, 2024, the Company had cash of $1,637,627 available to fund its operations.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2024 will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound, LB-100, through the first quarter of 2025. As existing cash resources will not be sufficient to complete the clinical development of, and obtain regulatory approval for, the Company’s product candidate, the Company will need to raise additional capital in one or more tranches to fund its operations during the next few months in order to be able to effectively manage its current business plan during 2025 and thereafter, as well as to maintain its listing on Nasdaq. Furthermore, the Company’s operating plans and capital requirements may change as a result of many factors that are currently unknown and/or outside of the control of the Company. The Company is considering various strategies and alternatives to obtain the required additional capital.

At September 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $3,918,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At September 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the nine months ended September 30, 2024, operating activities utilized cash of $2,565,861, as compared to utilizing cash of $3,391,142 for the nine months ended September 30, 2023, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the nine months ended September 30, 2024 and 2023, the Company had no investing activities.

Financing Activities. For the nine months ended September 30, 2024, the Company had no financing activities. For the nine months ended September 30, 2023, financing activities consisted primarily of the gross proceeds from the sale of securities in the Company’s registered direct offering of $3,499,964, reduced by offering costs of $362,925, and $6,281 from the exercise of common stock options.

Principal Commitments

Clinical Trial Agreements

At September 30, 2024, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $3,918,000, including clinical trial agreements of $3,616,000 and clinical trial monitoring agreements of $302,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of September 30, 2024:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colon cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024	June 2026	NCT06012734	(1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	9 to 18	Determine MTD and RP2D	Fourteen patients entered	March 2025	NCT05809830	$284,000

Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	December 2026	NCT05809830	$3,332,000

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	Seven patients entered	December 2026	NCT06065462	(1)

Total									$3,616,000

(1)	The Company has no financial contractual commitment associated with this clinical trial at September 30, 2024.

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

This study comprises a dose escalation phase and a dose expansion phase. The objective of the dose escalation phase is to determine the recommended Phase 2 dose (RP2D) of LB-100 when combined with the standard dosage of atezolizumab. The dose expansion phase will further investigate the preliminary efficacy, safety, tolerability, and pharmacokinetics/dynamics of the LB-100 and atezolizumab combination. The clinical trial opened in August 2024 with the enrollment of the first patient. Patient accrual is expected to take up to 24 months, with a maximum of 37 patients with advanced colorectal cancer to be enrolled in this study.

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial. Evaluation is underway to determine next steps (see “Serious Adverse Events” below for additional information).

The Company has no financial contractual commitment associated with this clinical trial.

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date. The Company is exploring alternative sites, including international locations, for the conduct of a small cell lung cancer clinical trial.

During the three months ended September 30, 2024 and 2023, the Company incurred costs of $207,004 and $0, respectively, pursuant to this Agreement. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $285,019 and $69,001, respectively, pursuant to this Agreement. As of September 30, 2024, total costs of $732,532 had been incurred pursuant to this Agreement.

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

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of ASTS. Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment for the Phase 1b portion of the protocol was extended with two patients and was completed during the quarter ended September 30, 2024. The Company expects to have data on toxicity and preliminary efficacy from this portion of the clinical trial by December 31, 2024, and a full report by June 30, 2025. Subject to clinical results and the availability of sufficient working capital resources, the Company anticipates that it will then be in a position to decide whether to proceed to the related Phase 2 portion of the study.

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

The Company’s agreement with GEIS provides for various payments based on achieving specific milestones over the term of the agreement. During the three months ended September 30, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. Through September 30, 2024, the Company has incurred charges of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $3,616,000 (consisting of $284,000 for the Phase 1b portion and $3,332,000 for the Phase 2 portion) as of September 30, 2024, which is scheduled to be incurred through December 31, 2027. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

During the three months and nine months ended September 30, 2024 and 2023, the Company did not incur any costs pursuant to this agreement. As of September 30, 2024, total costs of $147,239 had been incurred pursuant to this agreement.

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

Clinical Trial Monitoring Agreements

MD Anderson Cancer Center Clinical Trial. On May 15, 2024, the Company signed a letter of intent with Theradex to monitor the MD Andersen investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). On August 19, 2024, the Company signed a work order agreement with Theradex to monitor the MD Anderson clinical trial. The study oversight is expected to be completed by January 31, 2027.

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the three months and nine months ended September 30, 2024, the Company incurred costs of $12,610 and $20,838 pursuant to this letter of intent and subsequent work order. As of September 30, 2024, total costs of $20,838 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $78,000 as of September 30, 2024, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended September 30, 2024 and 2023, the Company incurred costs of $1,603 and $4,500, respectively, pursuant to this work order. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $10,603 and $15,740, respectively, pursuant to this work order. As of September 30, 2024, total costs of $89,284 had been incurred pursuant to this work order agreement.

As a result of the closure of the Agreement with City of Hope effective July 8, 2024 (see “Clinical Trial Agreements – City of Hope” above), the work order agreement with Theradex to monitor this clinical trial was concurrently terminated, although nominal oversight trailing costs subsequent to July 8, 2024 are expected to be incurred relating to the closure of this study.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma. The study oversight is expected to be completed by December 31, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended September 30, 2024 and 2023, the Company incurred costs of $13,475 and $3,750, respectively, pursuant to this work order. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $26,208 and $10,000, respectively, pursuant to this work order. As of September 30, 2024, total costs of $41,070 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $118,000 as of September 30, 2024, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2023, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colon cancer. The study oversight is expected to be completed by May 31, 2027.

Costs under this work order agreement are estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During the three months and nine months ended September 30, 2024, the Company incurred costs of $14,900 pursuant to this work order. As of September 30, 2024, total costs of $14,900 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $106,380 as of September 30, 2024, which is expected to be incurred through May 31, 2027.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, which the Company is required to pursue based on “commercially reasonable efforts” as defined in the License Agreement, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 was defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The Company had not commenced a Phase 2 clinical study as of September 30, 2024. The total of all such benchmark payments is $1,225,000.

The Company is obligated to provide annual reports to the NIH on its progress toward the development and commercialization of products under the licensed patents. These reports, due within sixty days following the end of each calendar year, must include updates on research and development activities, regulatory submissions, manufacturing efforts, sublicensing, and sales initiatives. If any deviations from the established commercial development plan or agreed-upon benchmarks occur, the Company is obligated to provide explanation and may amend the commercial development plan and the benchmarks, which, subject to certain conditions, the NIH shall not unreasonably withhold, condition, or delay approval of any request of the Company to amend the commercial development plan and/or the benchmarks and to extend the time periods of the benchmarks.

The Company is obligated to pay the NIH sublicensing royalties of 5% on sublicensing revenue received for granting each sublicense within sixty days of receipt of such sublicensing revenue.

During the three months ended September 30, 2024, the Company incurred costs of $7,537 in connection with its obligations under the License Agreement. During the nine months ended September 30, 2024, the Company incurred costs of $68,106 in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of September 30, 2024, total costs of $68,106 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,795,000 as of September 30, 2024, which is expected to be incurred over approximately the next twenty years.

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

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into an agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to become a member of the Company’s Scientific Advisory Committee. The term of the agreement was for one year and provided for a quarterly cash fee of $4,000. The agreement has been automatically renewed for additional one-year terms on its anniversary date since 2014. Consulting and advisory fees charged to operations pursuant to this agreement were $4,000 and $4,000 for the three months ended September 30, 2024 and 2023, respectively. Consulting and advisory fees charged to operations pursuant to this agreement were $12,000 and $12,000 for the nine months ended September 30, 2024 and 2023, respectively. This agreement was terminated effective July 3, 2024.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $8,000 and $30,000 during the three months ended September 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $35,200 and $90,000 during the nine months ended September 30, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto. The Development Collaboration Agreement is a preclinical study intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. The Company agreed to fund the preclinical study, at an approximate cost of 391,000 Euros and provide a sufficient supply of LB-100 to conduct the preclinical study.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company.

During the three months ended September 30, 2024 and 2023, the Company incurred charges in the amount of $76,278 and $51,568, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company incurred charges in the amount of $210,362 and $156,950, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2024, total costs of $695,918 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $279,000 as of September 30, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended September 30, 2024 and 2023, the Company incurred costs of $9,062 and $21,045, respectively, pursuant to this contract. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $18,932 and $30,628, respectively, pursuant to this contract. As of September 30, 2024, total costs of $334,147 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $124,000 as of September 30, 2024.

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

Other than as discussed herein, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on its financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Serious Adverse Events

The Company’s lead drug candidate, LB-100, is currently undergoing various clinical trials, and there is a risk that one or more of these trials could be placed on hold by regulatory authorities due to serious adverse events (SAEs) related to our drug candidate or to another company’s drug used in combination in one of our clinical trials. It is possible that the SAEs could be attributable to our drug candidate and could include, but not be limited to, unexpected severe side effects, treatment-related deaths, or long-term health complications. A dose given could result in non-tolerable adverse events defined as dose-limiting toxicity (DLT). When two DLTs occur at the same dose-level that dose-level is considered too high and unsafe. Further treatment is only allowed at lower dose-levels that have previously been found safe.

If an SAE or a pattern of SAEs is observed during the course of a clinical trial involving our drug candidate, the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities may issue a clinical hold, requiring us to pause or discontinue further enrollment and dosing in our clinical trial. It is also possible that the clinical trial could be terminated. Any of these actions could delay or halt the development of our drug candidate, increase development costs, and negatively impact our ability to ultimately achieve regulatory approval. Additionally, if an SAE is confirmed to be drug-related, we may be required to conduct additional studies, modify the study design, or abandon further development of the drug candidate altogether, which could materially impact our business, financial condition, and prospects.

The occurrence of an SAE and any resulting clinical hold could also harm our reputation with patients, physicians, health institutions, and investors, diminish our ability to attract clinical trial participants, and damage our ability to interest investors and obtain financing in the future. There can be no assurance that we will not experience such SAEs in the future or that any related clinical hold will be lifted in a timely manner, or at all.

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab (Roche PD-L1 inhibitor) is currently investigating two SAEs observed in the clinical trial that was launched in August 2024. Evaluation is underway to determine next steps.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 12, 2024	By:	/s/ BASTIAAN VAN DER BAAN
Bastiaan van der Baan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

