Form 10-K
period 2024-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2025-03-24
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $5,195,000.

The Company had 2,684,074 shares of common stock issued and outstanding as of March 14, 2025.

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

PART I

ITEM 1. BUSINESS

Company Overview

The Company is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity.

The Company believes that the mechanism by which LB-100 affects cancer cell growth is different from cancer agents currently approved for clinical use. LB-100 is currently being tested in clinical trials in Ovarian Clear Cell Carcinoma, Metastatic Micro Satellite Stable (MSS) Colon Cancer, and Advanced Soft Tissue Sarcoma. LB-100 has shown anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. LB-100 has also been shown to enhance the effectiveness of commonly used anti-cancer drugs in animal models of melanoma, breast cancer and sarcoma. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that, when combined with standard anti-cancer regimens against many tumor types, LB-100 will improve therapeutic benefit.

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, relies on stock-based compensation for a substantial portion of employee and consultant compensation, and is dependent on periodic access to equity capital to fund its operating requirements.

Description of Business

Most cancer patients are treated with either chemotherapy or immunotherapy or both. These therapies often have limited benefit and there is a high unmet medical need to enhance their effects. In many preclinical models we have shown that LB-100 enhances the effect of both chemotherapy and Immunotherapy

LB-100, a small molecule potent inhibitor of PP2A, was designed and developed by us. Numerous preclinical studies have documented that LB-100 potentiates most if not all anti-cancer drugs that damage DNA. LB-100 is not associated with any increase in cytotoxicity when given with cytotoxic drugs. This synergy involves transient interruption of several DNA damage repair pathways by LB-100 and an increase in cell division rate. LB-100 has FDA Investigational New Drug status in the US and Investigational Medicinal Product Dossier approval in the European Union.

In its initial Phase 1 clinical trial, LB-100 given alone daily for 3 days was non-toxic, except for a transient increase in serum creatinine believed to be caused by inhibition of PP2A in the renal tubules. In the Phase 1 clinical trial, the Maximum Tolerated Dose (“MTD”) was 2.33mg/m2 daily for 3 days every 3 weeks. Of the 25 patients with heavily-treated advanced solid tumors with measurable disease, 3 patients had stable disease for 2 cycles, 3 patients had stable disease for 4 cycles, and 3 patients had stable disease for 6 cycles. One patient with pancreatic cancer had a partial response after 12 cycles lasting 534 days.

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
60
Months Since Study Registration
N at risk (Events)
PPP2R1- 21 (12) 9 (4) 1 (0) 1 (0) 0 (0) 0
PPP2R1+ 7 (1) 5 (0) 3 (0) 3 (0) 1 (0) 1

Based on the observations in ovarian clear cell carcinoma, we have initiated a clinical trial in this disease combining LB-100 with a monoclonal antibody blocking PD-1, a protein found on T-cells (NCT06065462).

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

We have also designed and developed the LB-200 series, which consists of histone deacetylase inhibitors (HDACi). LB-200 has not advanced to the clinical stage and would require additional capital to fund further development. Accordingly, because of our focus on the clinical development of LB-100 and analogs for cancer therapy as described below in more detail, we have decided not to actively pursue the preclinical development of our LB-200 series of compounds at this time.

Clinical Trial Agreements

Spanish Sarcoma Group Collaboration Agreement

Effective July 31, 2019, we entered into a Collaboration Agreement for an Investigator-Initiated Clinical Trial with the Spanish Sarcoma Group (Grupo Español de Investigación en Sarcomas or “GEIS”), Madrid, Spain, to carry out a study entitled “Randomized phase I/II trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma”. The purpose of this clinical trial is to obtain information with respect to the efficacy and safety of LB-100 combined with doxorubicin in soft tissue sarcomas. Doxorubicin is the global standard for initial treatment of advanced soft tissue sarcomas (“ASTS”). Doxorubicin alone has been the mainstay of first line treatment of ASTS for over 40 years, with little improvement in survival from adding cytotoxic compounds to or substituting other cytotoxic compounds for doxorubicin. In animal models, LB-100 consistently enhances the anti-tumor activity of doxorubicin without apparent increases in toxicity.

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

On October 13, 2022, we announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, our lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment phase of the Phase 1b portion of the protocol was completed during the quarter ended September 30, 2024. We expect to have data on toxicity and preliminary efficacy from this portion of the clinical trial during the quarter ending December 31, 2025.

Given the focus on the combination of LB-100 with immunotherapy in ovarian clear cell carcinoma and colorectal cancer and the availability of capital resources, the Company entered into Amendment No. 1 to the Collaboration Agreement effective March 11, 2025 that relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000. As a result, it is uncertain as to whether the Phase 2 portion of this clinical trial will proceed.

Clinical Research Support Agreement Relating to Small Cell Lung Cancer

We had executed a Clinical Research Support Agreement with the City of Hope National Medical Center to carry out a Phase 1b clinical trial of LB-100 combined with an FDA-approved standard regiment for treatment of untreated extensive-stage disease small cell lung cancer. The clinical trial was initiated on March 9, 2021. However, due to the lack of patient accrual, the Company provided notice to the City of Hope National Medical Center of the Company’s intent to terminate the Clinical Research Support Agreement effective as of July 8, 2024.

MD Anderson Cancer Center Clinical Trial

On September 20, 2023, we announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. We are providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, we announced the entry of the first patient into this clinical trial. We currently expect that this clinical trial will be completed by December 31, 2027.

On February 25, 2025, we announced that we had added the Robert H. Lurie Comprehensive Cancer Center (Lurie Cancer Center) of Northwestern University as a second site in a clinical trial combining the Company’s proprietary compound LB-100 with GSK’s dostarlimab to treat ovarian clear cell cancer. Patient recruitment is underway, and the first patient has been dosed.

Netherlands Cancer Institute Clinical Trial

Effective June 10, 2024, we entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colon cancer. Under the agreement, we will provide our lead clinical compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. We have no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of Lixte, NKI and Roche.

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

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial that was launched in August 2024. The Investigational Review Board (IRB) of the Netherlands Cancer Institute has requested additional information with respect to these SAEs and the study has been paused for enrollment until the IRB’s questions have been, as more fully discussed at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specific Risks Associated with the Company’s Business Activities – Serious Adverse Events”.

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

Patent and License Agreements

National Institute of Health

Effective February 23, 2024, we entered into a Patent License Agreement (the “License Agreement”) with the National Institute of Neurological Disorders and Stroke (“NINDS”) and the National Cancer Institute (“NCI”), each an institute or center of the National Institute of Health (“NIH”). Pursuant to the License Agreement, we have licensed exclusively NIH’s intellectual property rights claimed for a Cooperative Research and Development Agreement (“CRADA”) subject invention co-developed with the Company, and the licensed field of use, which focuses on promoting anti-cancer activity alone, or in combination with standard anti-cancer drugs. The scope of this clinical research extends to checkpoint inhibitors, immunotherapy, and radiation for the treatment of cancer. The License Agreement is effective, and shall extend, on a licensed product, licensed process, and country basis, until the expiration of the last-to-expire valid claim of the jointly owned licensed patent rights in each such country in the licensed territory, unless sooner terminated.

The License Agreement contemplates that we will seek to work with pharmaceutical companies and clinical trial sites (including comprehensive cancer centers) to initiate clinical trials within timeframes that will meet certain benchmarks. Data from the clinical trials will be the subject of various regulatory filings for marketing approval in applicable countries in the licensed territories. Subject to the receipt of marketing approval, we would be expected to commercialize the licensed products in markets where regulatory approval has been obtained.

Other Significant Agreements and Contracts

Netherlands Cancer Institute

On October 8, 2021, we entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto.

The Development Collaboration Agreement is a preclinical study intended to identify the most promising drugs to be combined with LB-100, and potentially LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations. We agreed to fund the preclinical study, at an approximate cost of 391,000 Euros and provide a sufficient supply of LB-100 to conduct the preclinical study.

On October 3, 2023, we entered into Amendment No. 2 to the Development Collaboration Agreement with NKI, which provides for additional research activities, extends the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by us.

On October 4, 2024, we entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year and starts upon the dosing of the first patient in the clinical trial at a project cost of 100,000 Euros.

Effective as of June 15, 2022, Dr. René Bernards was appointed to our Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by NKI.

Intellectual Property

Our intellectual property includes proprietary know-how, proprietary methodologies and extensive clinical validation data and publications. To provide legal protection of our intellectual property, we rely on a combination of patents, licenses, trade secrets, trademarks, confidentiality and non-disclosure clauses and agreements, and other forms of intellectual property protection to define and protect our rights to our products.

Our products are expected to be covered by our patents. These patents now cover sole rights to the composition and synthesis of our LB-100 series of drugs, which is the Company’s lead clinical compound in development. Lixte has filed patent applications covering the treatment of cancer with LB-100. Lixte has also filed joint patent applications with the NIH and the Netherlands Cancer Institute for the treatment of cancer using LB-100 in combination with other drugs like immune checkpoint inhibitors and WEE1 inhibitors (a class of drugs that target and inhibit the WEE1 kinase enzyme that plays a crucial role in regulating cell division).

Patent applications for the LB-100 series (oxabicycloheptanes and oxabicycloheptenes) have been filed in the United States and internationally under the Patent Cooperation Treaty. Patents for composition of matter and for several uses of the LB-100 series have been issued in the United States, Mexico, Australia, Japan, China, Hong Kong, Canada, and by the European Patent Office

The Company strives to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of its business, including seeking, maintaining, and defending its patent rights, which are owned solely by our wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc., except in several instances jointly with one of many of our collaborators. The Company also relies on trade secrets relating to its proprietary pipeline of product candidates and on know-how and continuing technological innovation to develop and strengthen its pipeline. The Company intends to rely on regulatory protection afforded by regulatory agencies through data exclusivity, market exclusivity, and patent term extensions, where available.

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

The patent portfolios for the Company’s most important programs involving the development of the LB-100 series are summarized and presented below, along with related information, as of March 10, 2025, followed by a detailed listing of U.S. and non-U.S. patents that have been issued. The projected patent expiration dates noted below assume that that all required maintenance or annuity fees for the patents are timely paid and that a court or agency does not determine that the patents are invalid or unenforceable.

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

LB-100 Combination Therapy with a Checkpoint Inhibitor. LB-100 combination therapy with a checkpoint inhibitor for treating cancer is covered by U.S. Patent No. 12,168,008 and a pending U.S. patent application, as well as by non-U.S. patents and patent applications. These patents and patent applications are jointly owned by Lixte Biotechnology, Inc., and The United States of America, as represented by the Secretary, Department of Health and Human Services. These patents and patents issuing from these patent applications are projected to expire in 2037, exclusive of any patent term extension.

LB-100 Combination Therapy with Carboplatin, Etoposide and Atezolizumab. LB-100 combination therapy with carboplatin, etoposide and atezolizumab for treating small-cell lung cancer is covered by pending U.S. and non-U.S. patent applications that are solely owned by Lixte Biotechnology, Inc. Patents issuing from these patent applications are projected to expire in 2041, exclusive of any patent term extension.

LB-100 Combination Therapy with Another Investigational Compound. LB-100 combination therapy with one of several other investigational compounds for treating cancer, or preventing, inhibiting or reducing risk of metastasis of cancer, is covered by pending U.S. and non-U.S. patent applications that are jointly owned by Lixte Biotechnology, Inc., and Stichting Het Nederlands Kanker Instituut – Antoni Van Leeuwenhoek Ziekenhuis. Patents issuing from these patent applications are projected to expire in 2043, exclusive of any patent term extension.

LB-100 for Treating Cancer. LB-100 for treating breast cancer, colon cancer, large cell lung cancer, adenocarcinoma of the lung, small cell lung cancer, stomach cancer, liver cancer, ovary adenocarcinoma, pancreas carcinoma, prostate carcinoma, promyelocytic leukemia, chronic myelocytic leukemia or acute lymphocytic leukemia, is covered by U.S. Patent No. 9,079,917, which is solely owned by Lixte Biotechnology, Inc. LB-100 for treating glioblastoma multiforme, medulloblastoma, ovarian cancer, kidney cancer and colorectal cancer is covered by U.S. Patent No. 10,399,993. These patents and their non-U.S. counterparts are projected to expire in 2028, exclusive of any patent term extension.

LB-100 Prodrugs and Analogs. LB-100 prodrugs and analogs are covered by U.S. Patent Nos. 11,866,444, 10,618,908, 10,364,252, 9,988,394, 8,822,461, 8,541,458, 8,426,444, 8,227,473 and 7,998,957, which are solely owned by Lixte Biotechnology, Inc. These patents and their non-U.S. counterparts are projected to expire in 2036, 2030 or 2028, exclusive of any patent term extension. Pharmaceutical compositions of LB-100 prodrugs or analogs are covered by U.S. Patent Nos. 11,931,354, 11,236,102, 10,532,050, 10,023,587, 8,822,461, 8,227,473 and 7,998,957, which are solely owned by Lixte Biotechnology, Inc. These patents and their non-U.S. counterparts are projected to expire in 2034, 2030 or 2028, exclusive of any patent term extension.

Our portfolio of solely or jointly owned U.S. and non-U.S. issued patents is summarized below. We have additional U.S. and non-U.S. patent applications pending.

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Issue/Grant Date	Expiration Date

AU 2008214299	1/19/2014	2/6/2028
CA 2,676,422	10/16/2018	2/6/2028
CN 101662939	11/25/2015	2/6/2028
CN 103788108	4/12/2017	2/6/2028
EP 21245501	4/19/2017	2/6/2028
JP 5693850	4/1/2015	2/6/2028
JP 5666443	12/19/2014	12/19/2029
MX 324705	10/21/2014	12/19/2029
US 7,998,957	8/16/2011	2/20/2030
US 8,227,473	7/24/2012	3/11/2030
US 8,426,444	4/23/2013	2/6/2028
US 8,541,458	9/24/2013	7/17/2029
US 8,822,461	9/2/2014	2/6/2028
US 9,079,917	7/14/2015	2/6/2028
US 10,023,587	7/17/2018	2/6/2028
US 10,399,993	9/3/2019	2/6/2028

1EP 2124550 validated and pending in Germany, Spain, France, United Kingdom and Italy

Formulations of Oxabicycloheptanes and Oxabicycloheptenes

Patent	Issue/Grant Date	Expiration Date

AU 2014251087	5/2/2019	4/8/2034
CA 2909160	5/25/2021	4/8/2034
CN 105209036	10/26/2018	4/8/2034
EP 2983661[1]	5/29/2024	4/8/2034
IL 241945	4/30/2019	4/8/2034
US 10,532,050	1/14/2020	7/5/2034
US 11,931,354	3/19/2024	4/8/2034

1EP 2983661 validated and pending as Unitary Patent, and in Spain, United Kingdom and Switzerland

Process of Synthesizing 3-(4-Methylpiperazine-1-Carbonyl)-7-Oxabicyclo [2.2.1] Heptane-2-Carboxylic Acid

Patent	Issue/Grant Date	Expiration Date

US 9,994,584	6/12/2018	10/14/2035

Oxabicycloheptane Prodrugs

Patent	Issue/Grant Date	Expiration Date

AU 2016263079	8/15/2019	5/12/2036
EP 3294287[1]	4/8/2020	5/12/2036
EP 3736275[2]	7/3/2024	5/12/2036
HK 1247576	3/5/2021	5/12/2036
IL 255516	2/27/2020	5/12/2036
IL 272027	22/1/2022	5/12/2036
IN 394963	4/19/2022	5/12/2036
JP 7187023	12/2/2022	5/12/2036
MX 386975	10/12/2021	5/12/2036
MX 393461	6/28/2022	5/12/2036
TW I693226	5/11/2020	5/12/2036
TW I757720	3/11/2022	5/12/2036
US 9,988,394	6/5/2018	5/13/2036
US 10,364,252	7/30/2019	5/13/2036
US 10,618,908	4/14/2020	5/13/2036
US 11,236,102	2/1/2022	5/13/2036
US 11,866,444	1/9/2024	5/13/2036

1EP 3294287 validated and pending in Austria, Switzerland, Czechia, Germany, Denmark, Spain, France, United Kingdom, Hungary, Ireland, Italy, Netherlands, and Sweden

2EP 3736275 validated and pending as Unitary Patent, and in Spain, United Kingdom and Switzerland

Oxabicycloheptanes for Modulation of Immune Response

Patent	Issue/Grant Date	Expiration Date

AU 2017370731	9/15/2022	12/8/2037
CN 110234647	5/23/2023	12/8/2037
EP 3551629[1]	11/15/2023	12/8/2037
HK 40015901	4/12/2024	12/8/2037
IL 267134	7/2/2022	12/8/2037
IL 290857	2/2/2023	12/8/2037
JP 7246309	3/16/2023	12/8/2037
MX 396386	10/12/2022	12/8/2037
US 12,168,008	12/17/2024	12/8/2037

1EP 3551629 validated and pending in Belgium, Germany, Denmark, Spain, France, United Kingdom, Ireland, Iceland, Italy, Netherlands, Norway, Sweden and Switzerland

The Market

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

LB-100 is part of a pioneering effort in an entirely new field of cancer biology – activation lethality – that is advancing a new treatment paradigm. The Company is the only company that has a drug in clinical trials with demonstrated capacity to over-activate oncogenic signaling. The pre-clinical data obtained with LB-100 were recently posted online in a paper titled “Paradoxical Activation of Oncogenic Signaling as a Cancer Treatment Strategy” in the scientific journal Cancer Discovery, and were published in the July 2024 issue of Cancer Discovery. This study showed that LB-100 triggers hyper-activation of the signals that are responsible for the deregulated proliferation of cancer cells, thus leading to cell death. This approach is the opposite of most of the current generation of cancer therapies and opens potentially new treatment strategies.

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

Employees and Human Capital Resources

As of March 14, 2025, we had two officer/employees, our Chief Executive Officer and our Chief Financial Officer, and one consultant, our Chief Medical Officer. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key personnel and our ability to attract highly skilled employees. We provide our officer/employees and consultants with opportunities for equity ownership.

Facilities

As of March 14, 2025, we do not operate or lease any facilities. We contract out research and development activities, drug production, and drug storage to various commercial laboratories, drug manufacturers and storage facilities.

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

We are a clinical-stage biopharmaceutical company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then design novel compounds to attack those threats. We do not have any products approved by a regulatory authority and have not generated any revenue from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2024 and 2023, we reported a net loss of $3,585,965 and $5,087,029, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $52,067,693 and $48,481,728, respectively.

We do not expect to generate revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for one or more of our product candidates and any additional product candidates we might acquire, and potentially begin to commercialize product candidates that might achieve regulatory approval. We might also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our expenses will further increase as we:

●	conduct clinical trials of our lead product candidate, LB-100;

●	in-license or acquire rights to, and pursue development of, other products, product candidates or technologies;

●	hire additional clinical, administrative, manufacturing, quality control, quality assurance and scientific personnel;

●	seek marketing approval for any product candidates that successfully complete clinical trials;

●	develop our outsourced manufacturing and commercial activities and establish sales, marketing and distribution capabilities, if we receive, or expect to receive, marketing approval for any product candidates;

●	maintain, expand and protect our intellectual property portfolio; and

●	add operational, financial and management information systems and personnel.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenue and has experienced negative operating cash flows since inception, and management has determined that substantial doubt exists about the Company’s ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024. This going concern opinion could materially limit our ability to raise additional funds through the sale of equity securities in the future, and subsequent reports by our independent registered public accounting firm on our consolidated financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our lead product candidate, LB-100. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect that our existing cash resources as of December 31, 2024 will provide sufficient working capital resources to fund our operations, including our clinical trial programs with respect to the development of our lead anti-cancer clinical compound LB-100, through approximately September 30, 2025. Our existing cash resources will not be sufficient to complete development of and obtain regulatory approval for our lead product candidate, and we will need to raise significant additional capital to be able to continue our efforts in this regard. The Company estimates that it will need to raise additional capital to fund its operations by mid-2025, including its various clinical trial commitments, to be able to proactively manage its current business plan during the remainder of 2025 and during 2026. In addition, our operating plan might change as a result of many factors currently unknown to us, including possible additional clinical trials, and we might need additional funds sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and production of our lead product candidate. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products.

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

At December 31, 2024, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $31,067,000 and $35,836,000, respectively. Federal net operating losses from tax years preceding 2018, if not utilized earlier, expire through 2038. Federal net operating losses generated in a tax year beginning after 2017 have an indefinite carryforward period. The utilization of federal net operating loss carryforwards is subject to various limitations.

The state net operating loss carryovers include approximately $19,141,000 that were incurred in the State of New York and approximately $16,695,000 that were incurred in the State of California, which are subject to various restrictions and limitations.

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

We are currently conducting clinical trials in Spain and the Netherlands. Consequently, we will also be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

There is a risk that one or more of our clinical trials could be placed on hold by regulatory authorities due to serious adverse events (SAEs) related to our drug candidate or to another company’s drug used in combination in one of our clinical trials.

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

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab (Roche PD-L1 inhibitor) is currently investigating two SAEs observed in the clinical trial that was launched in August 2024. The Institutional Review Board of the Netherlands Cancer Institute has put the colorectal cancer study on hold, as more fully discussed at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specific Risks Associated with the Company’s Business Activities – Serious Adverse Events”.

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

Additionally, we replaced our previous Chief Medical Officer, Dr. James S. Miser, with Dr. Jan Schellens during 2024, and we have reallocated the responsibilities of Eric J. Forman, our Vice President and Chief Operating Officer, who resigned on December 31, 2024. We believe that Mr. Van der Baan and Dr. Schellens are capable of managing the Company’s research and clinical activities.

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

Prior to engaging in clinical trials, we obtain product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, we might be unable to obtain such coverage at a reasonable cost, if at all. If we are able to obtain product liability insurance, we might not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that might arise and such insurance might not be adequate to cover all liabilities that we might incur. Furthermore, we intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our lead product candidate in development, but we might be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Our business might be adversely affected by the coronavirus or other pandemics.

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

As of March 14, 2025, we had two officer/employees, our Chief Executive Officer and our Chief Financial Officer, and one consultant, our Chief Medical Officer. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We might need to grow the size of our organization in order to support our continued development and potential commercialization of our lead product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources might increase. Our management, personnel and systems currently in place might not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Disruptions at the FDA and other agencies might also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times for various periods of time, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Investors might find our common stock less attractive as a result of our election to utilize these exemptions, which could result in a less active trading market for our common stock and/or the market price of our common stock might be more volatile.

The publicly-traded warrants that we issued in our November 2020 public offering are speculative in nature.

The warrants issued in our November 2020 public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price. Specifically, holders of the warrants may exercise their right to acquire the common stock and pay an effective exercise price of $57.00 per share, which is substantially in excess of the current market price of the Company’s common stock. Furthermore, each warrant will expire five years from the original issuance date, which is November 20, 2025. In the event our common stock price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Holders of the warrants have no rights as a common stockholder until they acquire our common stock.

Until the acquisition of shares of our common stock upon exercise of the warrants, a holder has no rights with respect to shares of our common stock issuable upon exercise of the warrant. Upon exercise of a warrant, a holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

There is a limited market for the warrants to purchase shares of our common stock.

Although the warrants are currently trading on The Nasdaq Capital Market, there can be no assurance that an active trading market for the warrants will develop. Without an active trading market, the liquidity of the warrants will continue to be limited.

Provisions of certain warrants could discourage a change-in control transaction involving a third party.

Some of our warrants contain provisions that could make it more difficult or expensive for a third party to make an investment in us acquire us in a change-in-control transaction. Under certain transactions constituting a “fundamental transaction”, the Company could be required to redeem the warrants for a cash payment calculated pursuant to the Black-Scholes option-pricing model. These and other provisions of the warrants could prevent or deter a third party from acquiring us or investing in us in a change-in control transaction, even where the acquisition could be beneficial to you.

July 20, 2023 sale of common stock and warrants.

On July 20, 2023, we sold 583,334 shares of common stock at a price of $6.00 per share to an institutional investor and raised gross proceeds of approximately $3,500,000. As part of this financing, the Company sold warrants to the institutional investor to purchase 583,334 shares of common stock. The common warrants had an initial exercise price of $6.00 per share, were immediately exercisable upon issuance, and expire five years thereafter on July 20, 2028. The Company also issued warrants to the placement agent to purchase 35,000 shares of common stock at an exercise price of $6.60 per share and expiring on July 20, 2028.

The exercise prices of the warrants issued to the institutional investor and to the placement agent are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investor contain a “fundamental transaction” provision whereby in the event of a fundamental transaction (including a sale or transfer of assets or ownership of the Company as defined in the warrant agreement) within the Company’s control, the holder of the unexercised common stock warrants would be entitled to receive, in exchange for extinguishment of the warrants, cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. If such fundamental transaction is not within the Company’s control, the warrant holder would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock.

Accordingly, in the event of a change in control of the Company or a sale or transfer of all or substantially all of the Company’s assets, as defined in the warrants, to the extent that the warrants issued to the institutional investor are outstanding at the effective date that such a transaction is closed, this “fundamental transaction” provision would entitle the holder to substantial cash consideration, thus reducing the amounts to be retained by the Company or potentially distributable to the Company’s stockholders.

February 13, 2025 sale of common stock and warrants.

On February 13, 2025, we sold 434,784 shares of common stock at a price of $2.415 per share to two institutional investors and raised gross proceeds of approximately $1,050,000. As part of this financing, the Company sold warrants to the institutional investors to purchase 434,784 shares of common stock. The common warrants had an initial exercise price of $2.29 per share, were immediately exercisable upon issuance, and expire five years thereafter on February 13, 2030. The Company also issued warrants to the placement agent to purchase 32,609 shares of common stock at an exercise price of $3.0188 per share and expiring on February 13, 2030.

The exercise prices of the warrants issued to the institutional investors and to the placement agent are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued to the institutional investors contain a “fundamental transaction” provision whereby in the event of a fundamental transaction (including a sale or transfer of assets or ownership of the Company as defined in the warrant agreement) within the Company’s control, the holders of the unexercised common stock warrants would be entitled to receive, in exchange for extinguishment of the warrants, cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. If such fundamental transaction is not within the Company’s control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock.

Accordingly, in the event of a change in control of the Company or a sale or transfer of all or substantially all of the Company’s assets, as defined in the warrants, to the extent that the warrants issued to the institutional investors are outstanding at the effective date that such a transaction is closed, this “fundamental transaction” provision would entitle the holders to substantial cash consideration, thus reducing the amounts to be retained by the Company or potentially distributable to the Company’s stockholders.

Our management has broad discretion over the use of the proceeds from any stock offerings we may conduct in the future and we may apply it to uses that do not improve our operating results or the value of our common stock.

Our management will have broad discretion in the application of the net proceeds from any stock offerings, and investors will be relying solely on the judgment of our management regarding the application of these proceeds. Although we expect to use the net proceeds from an offering for working capital and general corporate purposes, including the ongoing clinical development of our lead compound LB-100, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our business prospects or increase the value of our common stock.

As part of the Company’s ongoing process of evaluating various alternatives to obtain the capital required to fund its operations and maintain its listing on Nasdaq, management may decide to consider a wide variety of strategic alternatives, and there can be no assurances that any such transaction, if implemented, would enhance stockholder value, and could be highly dilutive to existing stockholders.

The Company is evaluating various alternatives to obtain the capital required to fund its operations and maintain its listing on Nasdaq, including merger or acquisition opportunities (including reverse mergers) and funding transactions involving a change in control. There can be no assurances that the evaluation process will result in the identification of an appropriate transaction, the negotiation and execution of a definitive agreement to effect such a transaction, or that any such transaction will ultimately be approved by the Company’s stockholders and then be consummated. Depending on various factors, many of which are outside the control of the Company, our failure to enter into and consummate a strategic transaction could have a material adverse effect on our ability to continue to operate and finance our business, and on the market price of our common stock. Even if such a strategic transaction is consummated, there can be no assurances that it will enhance stockholder value, and it may result in substantial dilution to existing stockholders. Any potential transaction would be dependent on a number of factors that may be outside of our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with the Company, and the availability of appropriate financing for such a transaction. If we are unable to raise the required capital to fund our operations, or to enter into a strategic transaction in the near future, we may need to curtail or cease operations, which could result in a total loss of stockholders’ investment.

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

Nasdaq Compliance.

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

On August 23, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) on August 19, 2024 indicating that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”).

On October 3, 2024, the Company submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement, which outlined the Company’s proposed initiatives to regain compliance by raising equity capital through various registered equity offerings.

On October 21, 2024, the Staff provided notice (the “Notice”) to the Company that it had granted an extension through February 18, 2025 to regain compliance with the Stockholders’ Equity Requirement, which required that the Company complete its capital raising initiatives and evidence compliance with the Stockholders’ Equity Requirement through filing a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) providing certain required information.

As of February 18, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on February 19, 2025, the Company received a Staff determination letter from the Staff stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance.

The Company timely filed an appeal and requested a Hearing before a Nasdaq Hearings Panel (the “Panel”), which has been granted. The Hearing request automatically stayed Nasdaq’s delisting of the Company’s common shares and warrants pending the Panel’s decision. Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an additional extension through no later than August 18, 2025. At the upcoming hearing, the Company will present its plan for regaining and sustaining compliance with the Stockholders’ Equity Requirement for continued listing. However, there can be no assurances that the Hearings Panel will grant the Company an extension of time to regain compliance, or that the Company will be able to regain compliance during any extension period. During the appeal process the Company’s common shares and warrants will continue to trade on The Nasdaq Capital Market.

The Company intends to take reasonable measures available to regain compliance under Nasdaq’s listing rules and to remain listed on Nasdaq. However, there can be no assurances that the Company will ultimately regain compliance with the Stockholders’ Equity Rule, or be able to maintain compliance with all other applicable requirements for continued listing on Nasdaq. If the Company does not regain compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq.

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

In the future, we will need to issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We may also issue additional common stock, warrants or other securities that are convertible into or exercisable for common stock in connection with future mergers or acquisitions, future sales of securities for capital raising purposes, or for other business purposes, in one or more transactions at prices and in a manner that we determine from time to time. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. There can be no assurances that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, and the new investors could gain rights superior to our existing stockholders in any such transactions.

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

Following these risk assessments, we intend to take any steps necessary to redesign, implement, and maintain reasonable safeguards to minimize identified risks; to reasonably address any identified gaps in existing safeguards; and to regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant, who reports to our Chief Executive Officer and Chief Financial Officer, to manage the risk assessment and mitigation process. As part of our overall risk management system, we monitor and periodically evaluate our safeguards.

We may engage consultants, or other third parties in connection with our risk assessment processes. These service providers can assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

To date, we have not encountered cybersecurity challenges that have materially impaired our operations or financial condition. Additional information regarding risks from cybersecurity threats is provided at “Item 1A. Risk Factors”.

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

Our Chief Executive Officer and Chief Financial Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Executive Officer and Chief Financial Officer interact with our IT consultant and oversee our cybersecurity policies and processes, including those described above at “Risk Management and Strategy”. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer and Chief Financial Officer provide periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and similar issues.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2024, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

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

	Low	High
Year Ended December 31, 2023
First Quarter	$5.10	$18.90
Second Quarter	$4.75	$9.20
Third Quarter	$1.75	$7.53
Fourth Quarter	$1.92	$3.30

	Low	High
Year Ended December 31, 2024
First Quarter	$1.73	$3.52
Second Quarter	$2.11	$3.70
Third Quarter	$1.65	$2.53
Fourth Quarter	$1.31	$2.38

Holders

As of December 31, 2024, the Company had 35 stockholders of record holding 2,249,290 shares of the Company’s common stock outstanding, including 2,117,561 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2024, the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column 1)
	(1)		(2)	(3)
Equity Compensation Plans Approved by Security Holders	567,815	(1)	$9.858	182,185	(2)

Equity Compensation Plans Not Approved by Security Holders	N/A		$ N/A	N/A

(1)	Does not include 45,417 shares issuable that were not issued pursuant to a plan.

(2)	The 182,185 shares that remain available are pursuant to the Company’s 2020 Stock Incentive Plan, which was adopted on July 14, 2020 and amended on October 7, 2022 and on November 27, 2023 (see “ITEM 11. EXECUTIVE COMPENSATION”).

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

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, relies on stock-based compensation for a substantial portion of employee and consultant compensation, and is dependent on periodic access to equity capital to fund its operating requirements.

Recent Significant Developments

Issuance of News Releases

February 25, 2025 - :

The Company announced that it had added the Robert H. Lurie Comprehensive Cancer Center (Lurie Cancer Center) of Northwestern University as a second site in a clinical trial combining the Company’s proprietary compound LB-100 with GSK’s dostarlimab to treat ovarian clear cell cancer.

March 10, 2025 –

The Company announced online publication of new pre-clinical data in BioXriv and International Journal of Pharmaceutics demonstrating how the Company’s lead clinical compound, LB-100, is converted into its active form, endothall, a protein phosphatase (PP2A) inhibitor that has been found to be effective in cancer treatment in combination with immunotherapy.

As published in BioXriv, scientists at the Netherlands Cancer Institute have discovered an enzyme that mediates the conversion of LB-100 into the active metabolite endothall. Accordingly, this protein represents a potential biomarker to identify patients who are most likely to respond to LB100. The biomarker discovery study was performed in the laboratories of Professor Rene Bernards, group leader at the Netherlands Cancer Institute and LIXTE board member.

As published in the International Journal of Pharmaceutics, Dr. Hans Rollema and colleagues, medicinal chemists and biochemists at BioPharmaWorks LLC, a consultant to LIXTE, studied how LB-100 can spontaneously convert into the active metabolite endothall by hydrolysis. Their data indicate that this conversion is slow under physiological conditions. The enzymatic conversion of LB-100 identified by the Bernards laboratory expedites the activation of LB-100 inside the cell.

Other Significant Developments:

Effective March 11, 2025, the Company entered into Amendment No. 1 to the Collaboration Agreement between the Company and GEIS that relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000, as more fully described below at Principal Commitments – Clinical Trial Agreements - GEIS.

Going Concern

For the year ended December 31, 2024, the Company recorded a net loss of $3,585,965 and used cash in operations of $3,164,536. At December 31, 2024, the Company had cash of $1,038,952 available to fund its operations. Subsequently, the Company completed a securities offering that generated gross proceeds of $1,050,003 during February 2025 before deducting the placement agent’s fees and related offering expenses.

Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At March 14, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $526,000, which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at December 31, 2024, and the funds raised subsequent to December 31, 2024, will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately September 30, 2025. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2025 to be able to proactively manage its current business plan during the remainder of 2025 and during 2026. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, as well as its licensing and patent prosecution efforts and its technology and product development efforts, or obtain funds, if available, through strategic alliances, joint ventures or other transaction structures that could require the Company to relinquish rights to and/or control of LB-100, or to curtail or discontinue operations entirely.

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

On August 23, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) on August 19, 2024 indicating that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”).

On October 3, 2024, the Company submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement, which outlined the Company’s proposed initiatives to regain compliance by raising equity capital through various registered equity offerings.

On October 21, 2024, the Staff provided notice (the “Notice”) to the Company that it had granted an extension through February 18, 2025 to regain compliance with the Stockholders’ Equity Requirement, which required that the Company complete its capital raising initiatives and evidence compliance with the Stockholders’ Equity Requirement through filing a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) providing certain required information.

As of February 18, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on February 19, 2025, the Company received a Staff determination letter from the Staff stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance.

The Company timely filed an appeal and requested a Hearing before a Nasdaq Hearings Panel (the “Panel”), which has been granted. The Hearing request automatically stayed Nasdaq’s delisting of the Company’s common shares and warrants pending the Panel’s decision. Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an additional extension through no later than August 18, 2025. At the upcoming hearing, the Company will present its plan for regaining and sustaining compliance with the Stockholders’ Equity Requirement for continued listing. However, there can be no assurances that the Hearings Panel will grant the Company an extension of time to regain compliance, or that the Company will be able to regain compliance during any extension period. During the appeal process the Company’s common shares and warrants will continue to trade on The Nasdaq Capital Market.

The Company intends to take reasonable measures available to regain compliance under Nasdaq’s listing rules and to remain listed on Nasdaq. However, there can be no assurances that the Company will ultimately regain compliance with the Stockholders’ Equity Rule, or be able to maintain compliance with all other applicable requirements for continued listing on Nasdaq. If the Company does not regain compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact the Company’s consolidated financial statements, including their presentation and related disclosures, is provided in Note 2 to consolidated financial statements included elsewhere in this document.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2024 and 2023 are described below.

General and administrative costs for the years ended December 31, 2024 and 2023 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 8.6% and 23.3% of total general and administrative costs, respectively. General and administrative costs for the year ended December 31, 2024 also include charges from two vendors and consultants representing 15.0% and 13.1%, respectively, of total general and administrative costs. General and administrative costs for the year ended December 31, 2023 also include charges from a vendor and consultant representing 10.4% of total general and administrative costs. General and administrative costs for the years ended December 31, 2024 and 2023 also included charges for the fair value of stock options granted to directors and corporate officers representing 14.7% and 18.4%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 31, 2024 include charges from three vendors and consultants representing 39.2%, 29.0% and 15.4%, respectively, of total research and development costs. Research and development costs for the year ended December 31, 2023 include charges from three vendors and consultants representing 29.9%, 25.2% and 13.7%, respectively, of total research and development costs.

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

Segment Information

The Company’s President and Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates in a single reportable segment, which consists of the development of a drug class called Protein Phosphatase 2A inhibitors, and is comprised of the consolidated financial results of the Company. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.  ASU 2023-07 amends the FASB Accounting Standards Codification to require additional reportable segment disclosures of a public entity by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures.  ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280 on an interim and annual basis.  The Company adopted ASU 2023-07 effective January 1, 2024 for the 2024 annual period on a retrospective basis. The adoption of ASU 2023-07 resulted in additional required segment-related disclosures in the Company’s financial statements.

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

In September 2023, the Company appointed a new President and Chief Executive Officer, who, with the assistance of the Company’s management, Board of Directors and patent legal counsel, conducted a comprehensive review and analysis of the Company’s extensive patent portfolio in order to implement a program to balance patent prosecution costs with intellectual property protection benefits. As a result of such review and analysis, the Company identified certain patent filings that it decided not to continue to support in 2024 and thereafter.  In addition, the Company changed patent legal counsel in mid-2024. The Company expects that patent and licensing legal and filing fees and costs will continue to be a significant continuing cost in 2025 and thereafter as the Company continues to develop and expand its patent portfolio related to the clinical development of LB-100.

As a result of such review and analysis, patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property, primarily related to LB-100, decreased to $243,186 for the year ended December 31, 2024, as compared to $978,244 for the year ended December 31, 2023, a decrease of $735,058, or 75.1%.

A descriptive summary of the patent portfolio for the Company’s most important clinical programs involving the development of LB-100, as well as a detailed listing of each domestic and international patent that has been issued, is presented at “ITEM 1. BUSINESS – Intellectual Property”.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees, contractors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, contractors, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 20, 2023 equity financing meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At December 31, 2024 and 2023, the Company did not have any liability-classified warrants.

Summary of Business Activities and Plans

Company Overview

The Company is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity.

The Company believes that the mechanism by which LB-100 affects cancer cell growth is different from cancer agents currently approved for clinical use. LB-100 is currently being tested in clinical trials in Ovarian Clear Cell Carcinoma, Metastatic Micro Satellite Stable (MSS) Colon Cancer, and Advanced Soft Tissue Sarcoma. LB-100 has shown anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. LB-100 has also been shown to enhance the effectiveness of commonly used anti-cancer drugs in animal models of melanoma, breast cancer and sarcoma. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that, when combined with standard anti-cancer regimens against many tumor types, LB-100 will improve therapeutic benefit.

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

Specific Risks Associated with the Company’s Business Activities

Serious Adverse Events

The Company’s lead drug candidate, LB-100, is currently undergoing various clinical trials, and there is a risk that one or more of these trials could be placed on hold by regulatory authorities due to serious adverse events (SAEs) related to the Company’s drug candidate or to another company’s drug used in combination in one of the Company’s clinical trials. It is possible that the SAEs could be attributable to the Company’s drug candidate and could include, but not be limited to, unexpected severe side effects, treatment-related deaths, or long-term health complications. A dose given could result in non-tolerable adverse events defined as dose-limiting toxicity (DLT). When two DLTs occur at the same dose-level, that dose-level is considered too high and unsafe. Further treatment is only allowed at lower dose-levels that have previously been found safe.

If an SAE or a pattern of SAEs is observed during the course of a clinical trial involving the Company’s drug candidate, the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities may issue a clinical hold, requiring the Company to pause or discontinue further enrollment and dosing in its clinical trial. It is also possible that the clinical trial could be terminated. Any of these actions could delay or halt the development of the Company’s drug candidate, increase development costs, and negatively impact the Company’s ability to ultimately achieve regulatory approval. Additionally, if an SAE is confirmed to be drug-related, the Company may be required to conduct additional studies, modify the study design, or abandon further development of the drug candidate altogether, which could materially impact the Company’s business, financial condition, and prospects.

The occurrence of an SAE and any resulting clinical hold could also harm the Company’s reputation with patients, physicians, health institutions, and investors, diminish its ability to attract clinical trial participants, and damage its ability to interest investors and obtain financing in the future. There can be no assurance that the Company will not experience such SAEs in the future or that any related clinical hold will be lifted in a timely manner, or at all.

 The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab (Roche PD-L1 inhibitor) is currently investigating two SAEs observed in the clinical trial that was launched in August 2024. The Institutional Review Board (the “IRB”) of the Netherlands Cancer Institute (“NKI”) has put the colorectal cancer study on hold. The adverse reactions that developed in the two patients were dyspnea (shortness of breath) due to lung toxicity possibly or probably related to the combination of LB-100 and atezolizumab in one patient and fever and aphasia possibly or probably related to the combination of LB-100 and atezolizumab in the second patient. The patient who developed lung toxicity deceased due to the combination of lung metastases of colorectal cancer and dyspnea. The patient with fever and aphasia fully recovered from the adverse events with supportive medication.

Given the identified adverse events in the two patients in the clinical trial, the IRB requested from the principal investigator of the study at the NKI information as to whether the adverse events could have been caused by the combination of LB-100 and atezolizumab and information about the mode of action of the combination of LB-100 and atezolizumab. The principal investigator is preparing a response to the IRB detailing the safety experience with LB-100 given alone and in combination with other cancer drugs, especially doxorubicin and dostarlimab. Doxorubicin is a well-known chemotherapy, and dostarlimab is a well-known immunotherapy of which the mode of action is closely related to that of atezolizumab.

The reported adverse events in the colorectal cancer study have not been seen in any other patients thus far treated with LB-100 alone or in combination with other cancer drugs. Through February 2025, a total of 78 patient have received or are receiving experimental treatment with LB-100. It is expected that it will take at least two months to prepare a detailed response to the IRB, during which time the Company intends to update the safety overview of LB-100.

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

Inflation and Interest Rate Risk. The Company does not believe that inflation or increasing interest rates have had a material effect on its operations to date, other than their impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs), and which would put additional stress on the Company’s working capital resources.

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

Geopolitical Risk. The geopolitical landscape poses inherent risks that could significantly impact the operations and financial performance of the Company. In the event of a military conflict, supply chain disruptions, geopolitical uncertainties, and economic repercussions may adversely affect the Company’s ability to conduct research, develop, test and manufacture products, and distribute them globally. This could lead to delays in product development, interruptions in the supply of critical materials, and delays in clinical trials, thereby impeding the Company’s clinical development and commercialization plans. Furthermore, the impact of a conflict on global financial markets may result in increased volatility and uncertainty in the capital markets, thereby affecting the valuation of the Company’s publicly-traded shares. Investor confidence, market sentiment, and access to capital could all be negatively influenced. Such geopolitical risks are outside the control of the Company, and the actual effects on the Company’s business, financial condition and results of operations may differ from current estimates.

Cybersecurity Risks. The Company has established policies and processes for assessing, identifying and managing material risk from cybersecurity threats, and has integrated these processes into its overall risk management systems and processes. The Company routinely assesses material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through its information and email systems that may result in adverse effects on the confidentiality, integrity, or availability of the Company’s information and email systems or any information residing therein. The Company conducts periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in the Company’s business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks. The Company has not encountered any cybersecurity challenges to date that have materially impaired its operations or financial condition.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information becomes available.

Results of Operations

At December 31, 2024, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2024	2023

Revenues	$—	$—

Costs and expenses:
Research and development costs	726,232	898,100
General and administrative costs	2,846,557	4,192,136
Total costs and expenses	3,572,789	5,090,236
Loss from operations	(3,572,789)	(5,090,236)
Interest income	7,048	17,486
Interest expense	(16,821)	(16,233)
Foreign currency gain (loss)	(3,403)	1,954
Net loss	$(3,585,965)	$(5,087,029)

Net loss per common share – basic and diluted	$(1.59)	$(2.66)

Weighted average common shares outstanding – basic and diluted	2,249,290	1,915,838

Years Ended December 31, 2024 and 2023

Revenues. The Company did not have any revenues for the years ended December 31, 2024 and 2023.

Research and Development Costs. For the year ended December 31, 2024, research and development costs were $726,232, which consisted of clinical and related oversight costs of $377,958, regulatory service costs of $18,836, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $329,438.

Included in clinical and related oversight costs for the year ended December 31, 2024 is $207,004 for the cost of patients enrolled in the City of Hope clinical trial prior to its termination on July 8, 2024.

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

Included in preclinical research costs for the years ended December 31, 2024 and 2023 were $210,362 and $226,150, respectively, of costs paid to the Netherlands Cancer Institute, On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with the Netherlands Cancer Institute, which provided for additional research activities, extended the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company.

On October 4, 2024, the Company entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year commencing upon the dosing of the first patient in the clinical trial at a project cost of 100,000 Euros (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below).

Research and development costs decreased by $171,868, or 19.1%, in 2024 as compared to 2023, primarily as a result of a decrease in preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $133,655.

General and Administrative Costs. For the year December 31, 2024, general and administrative costs were $2,846,557, which consisted of the fair value of vested stock options issued to directors and officers of $418,422 (including quarterly director and board committee fees of $55,000), patent and licensing legal and filing fees and costs of $243,186, other consulting and professional fees of $735,021, insurance expense of $434,444, officer salaries and related costs of $691,244, cash-based director and board committee fees of $38,819, licensing and royalties of $75,643, shareholder reporting costs of $41,488, listing fees of $49,500, filing fees of $28,012, investor relations of $59,588, rent of $16,435, conference fees of $14,475 and other operating costs of $45,830, offset by a state franchise tax credits of $45,550.

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

General and administrative costs decreased by $1,345,579, or 32.1%, in 2024 as compared to 2023, primarily as a result of a decrease in the fair value of vested stock options issued to directors and officers of $354,781, a decrease in patent and licensing legal and filing fees and costs of $735,058, a decrease in officer salaries and related costs of $150,465, a decrease in shareholder reporting costs of $52,372, a decrease in taxes and licenses of $119,427, and a decrease in cash-based director and board committee fees of $124,660, offset by increases in licensing and royalties of $84,752, and in other consulting and professional fees of $79,167.

Interest Income. For the year ended December 31, 2024, the Company had interest income of $7,048, as compared to interest income of $17,486 for the year ended December 31, 2023, related to the investment of the Company’s cash resources.

Interest Expense. For the year ended December 31, 2024, the Company had interest expense of $16,821, as compared to interest expense of $16,233 for the year ended December 31, 2023, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain (Loss). For the year ended December 31, 2024, the Company had a foreign currency loss of $3,403, as compared to a foreign currency gain of $1,954 for the year ended December 31, 2023, from foreign currency transactions.

Net Loss. For the year ended December 31, 2024, the Company incurred a net loss of $3,585,965, as compared to a net loss of $5,087,029 for the year ended December 31, 2023.

Liquidity and Capital Resources – December 31, 2024

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(3,164,536)	$(4,293,265)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	—	3,143,361
Net decrease in cash	$(3,164,536)	$(1,146,904)

At December 31, 2024, the Company had working capital of $827,219, as compared to working capital of $3,994,762 at December 31, 2023, reflecting a decrease in working capital of $3,167,543 for the year ended December 31, 2024. The decrease in working capital during the year ended December 31, 2024 was primarily the result of the funding of the Company’s ongoing research and development activities and other ongoing operating expenses, including maintaining and developing the Company’s patent portfolio. At December 31, 2024, the Company had cash of $1,038,952 available to fund its operations. Subsequently, the Company completed a securities offering that generated gross proceeds of $1,050,003 during February 2025 before deducting the placement agent’s fees and related offering expenses.

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

Based on the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024 audited consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on current operating plans, the Company estimates that its existing cash resources at December 31, 2024, and the funds raised subsequent to December 31, 2024, will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately September 30, 2025. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2025 to be able to proactively manage its current business plan during the remainder of 2025 and during 2026. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, as well as its licensing and patent prosecution efforts and its technology and product development efforts, or obtain funds, if available, through strategic alliances, joint ventures or other transaction structures that could require the Company to relinquish rights to and/or control of LB-100, or to curtail or discontinue operations entirely.

At March 14, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $526,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the year ended December 31, 2024, operating activities utilized cash of $3,164,536, as compared to utilizing cash of $4,293,265 for the year ended December 31, 2023, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the years ended December 31, 2024 and 2023, the Company had no investing activities.

Financing Activities. For the year ended December 31, 2024, the Company had no financing activities. For the year ended December 31, 2023, financing activities consisted primarily of the gross proceeds from the sale of securities in the Company’s registered direct offering of $3,499,964, reduced by offering costs of $362,925, and $6,281 from the exercise of common stock options.

Principal Commitments

Clinical Trial Agreements

At March 14, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $526,000, including clinical trial agreements of $264,000 and clinical trial monitoring agreements of $262,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

Additional information with respect to the conduct of the Company’s clinical trial programs is provide at “ITEM 1A. RISK FACTORS - Risks Related to the Development and Regulatory Approval of Our Product Candidates”.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of March 14, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	June 2026	NCT06012734	(1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	9 to 18	Determine MTD and RP2D	Fourteen patients entered	December 2025	NCT05809830	$264,000

Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	TBD	NCT05809830	$(1)

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	Nine patients entered	December 2026	NCT06065462	(1)

Total									$264,000

(1)	The Company has no financial contractual commitment associated with this clinical trial at March 14, 2025.

Netherlands Cancer Institute. Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colorectal cancer. Under the agreement, the Company will provide its lead compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. The Company has no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of the Company, NKI and Roche.

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

This study comprises a dose escalation phase and a dose expansion phase. The objective of the dose escalation phase is to determine the recommended Phase 2 dose (RP2D) of LB-100 when combined with the standard dosage of atezolizumab. The dose expansion phase will further investigate the preliminary efficacy, safety, tolerability, and pharmacokinetics/dynamics of the LB-100 and atezolizumab combination. The clinical trial opened in August 2024 with the enrollment of the first patient. A total of two patients have been enrolled to date. Patient accrual is expected to take up to 24 months, with a maximum of 37 patients with advanced colorectal cancer to be enrolled in this study.

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial (see “Specific Risks Associated with the Company’s Business Activities – Serious Adverse Events” above for additional information).

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at December 31, 2024.

During the year ended December 31, 2024 and 2023, the Company incurred costs of $285,019 and $69,001, respectively, pursuant to this Agreement. As of December 31, 2024, total costs of $732,532 had been incurred pursuant to this Agreement.

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

As of December 31, 2024, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of ASTS. Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment for the Phase 1b portion of the protocol was extended with two patients and was completed during the quarter ended September 30, 2024. The Company expects to have data on toxicity and preliminary efficacy from this portion of the clinical trial during the quarter ending December 31, 2025.

Given the focus on the combination of LB-100 with immunotherapy in ovarian clear cell carcinoma and colorectal cancer and the availability of capital resources, the Company entered into Amendment No. 1 to the Collaboration Agreement effective March 11, 2025 that relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000. As a result, it is uncertain as to whether the Phase 2 portion of this clinical trial will proceed.

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the years ended December 31, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. Through December 31, 2024, the Company has incurred charges of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $264,000 for the Phase 1b portion of this clinical trial as of March 14, 2025, which is scheduled to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

On February 25, 2025, the Company announced that it has added the Robert H. Lurie Comprehensive Cancer Center (Lurie Cancer Center) of Northwestern University as a second site in a clinical trial combining the Company’s proprietary compound LB-100 with GSK’s dostarlimab to treat ovarian clear cell cancer. Patient recruitment is underway, and the first patient has been dosed.

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

During the years ended December 31, 2024 and 2023, the Company incurred costs of $0 and $16,165, respectively, pursuant to this agreement. As of December 31, 2024, total costs of $147,239 had been incurred pursuant to this agreement.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the year ended December 31, 2024, the Company incurred costs of $26,763 pursuant to this letter of intent and subsequent work order. As of December 31, 2024, total costs of $26,763 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $70,000 as of December 31, 2024, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the years December 31, 2024 and 2023, the Company incurred costs of $10,642 and $20,240, respectively, pursuant to this work order. As of December 31, 2024, total costs of $89,323 had been incurred pursuant to this work order agreement.

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

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the years ended December 31, 2024 and 2023, the Company incurred costs of $34,593 and $14,862, respectively, pursuant to this work order. As of December 31, 2024, total costs of $49,455 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $104,000 as of December 31, 2024, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight is expected to be completed by May 31, 2027.

Costs under this work order agreement are estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During the year ended December 31, 2024, the Company incurred costs of $20,191 pursuant to this work order. As of December 31, 2024, total costs of $20,191 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $88,000 as of December 31, 2024, which is expected to be incurred through May 31, 2027.

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

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty within sixty days from the effective date of the Agreement. The first minimum annual royalty of $25,643 was prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The license issue royalty of $50,000 and the first minimum annual royalty of $25,643, were paid in April 2024. The second minimum annual royalty for 2025 of $30,000, was paid in December 2024 and is included in other prepaid expenses at December 31, 2024 in the accompanying consolidated balance sheet.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, which the Company is required to pursue based on “commercially reasonable efforts” as defined in the License Agreement, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 was defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The Company had not commenced a Phase 2 clinical study as of December 31, 2024. The total of all such benchmark payments is $1,225,000.

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

During the year ended December 31, 2024, the Company incurred costs of $75,643 in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of December 31, 2024, total costs of $75,643 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,795,000 as of December 31, 2024, which is expected to be incurred over approximately the next twenty years.

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

During the year ended December 31, 2023, the Company recorded a credit to operations of $9,109 representing the reversal of obligations previously recorded with respect to the Exclusive License Agreement.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to cause its president, Dr. Daniel D. Von Hoff, M.D., to serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated effective September 30, 2024. Consulting and advisory fees charged to operations pursuant to this consulting agreement were $12,000 and $16,000 for the years ended December 31, 2024 and 2023, respectively

BioPharmaWorks. Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company. Those services included, among other things, assisting the Company to commercialize its products and strengthen its patent portfolio; identifying large pharmaceutical companies with a potential interest in the Company’s product pipeline; assisting in preparing technical presentations concerning the Company’s products; consultation in drug discovery and development; and identifying providers and overseeing tasks relating to clinical development of new compounds.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $39,200 and $120,000 during the years ended December 31, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 4, 2024, the Company entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year and starts upon the dosing of the first patient in the clinical trial at a project cost of 100,000 Euros.

During the years ended December 31, 2024 and 2023, the Company incurred charges in the amount of $210,362 and $226,150, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2024, total costs of $695,918 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $104,000 as of December 31, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the years ended December 31, 2024 and 2023, the Company incurred costs of $23,308 and $32,307, respectively, pursuant to this contract. As of December 31, 2024, total costs of $340,522 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $118,000 as of December 31, 2024.

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

There can be no assurance that our pharmaceutical compound will obtain the regulatory approvals and market acceptance to achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurance that we will be able to achieve operating profitability or positive operating cash flows. There can be no assurance that we will be able to secure additional financing, to the extent required, on acceptable terms or at all. If cash resources are insufficient to satisfy our ongoing cash requirements, we would be required to reduce or discontinue our research and development programs, or attempt to obtain funds, if available, through strategic alliances, joint ventures or other transaction structures that could require the Company to relinquish rights to and/or control of LB-100, or to discontinue operations entirely.

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

Based on the Company’s evaluation under the framework in COSO, the Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plans

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. As of December 31, 2024, the Company did not have a “Rule 10b5-1 trading arrangement” in effect with respect to its securities.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other disposition of its securities, which has been included as an exhibit to this report and has been posted to the investor information/governance section of the Company’s corporate website (www.lixte.com).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names of all of our directors and executive officers as of March 14, 2025. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. The brief descriptions of the business experience of each director and executive officers and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below. Also provided are the biographies of the members of the Scientific Advisory Committee and our consultants.

Our directors and executive officers are as follows:

Name	Age	Position(s) Held with Company

Bastiaan van der Baan	53	President, Chief Executive Officer, and Chairman of the Board of Directors
Dr. Jan H.M. Schellens	68	Consultant and Chief Medical Officer
Robert N. Weingarten	72	Vice President and Chief Financial Officer, Secretary
Dr. Stephen J. Forman	76	Director
Regina Brown	61	Director
Dr. Yun Yen	70	Director
Dr. René Bernards	72	Director

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

Dr. Jan H.M. Schellens, M.D., Ph.D.

Dr. Schellens was appointed as our Chief Medical Officer effective August 1, 2024. Dr. Schellens has more than 25 years of clinical experience as a medical oncologist, pharmacologist and clinical pharmacologist, including more than two decades developing and bringing new drugs to market. Co-author of more than 900 publications in peer-reviewed scientific journals, Dr. Schellens has held leadership positions at the Netherlands Cancer Institute in Amsterdam and the Dr. Daniel den Hoed Clinic-Erasmus University in Rotterdam. He was professor of clinical pharmacology at Utrecht University in the Netherlands, where he earned his M.D. degree, and he served as a board member and Chief Medical Officer of Byondis B.V. from January 2019 through September 2023. He also earned a Ph.D. degree in Pharmaceutical Sciences from Leiden University in Leiden, Netherlands. Dr. Schellens served for 17 years as a board member of the Dutch Medicines Evaluation Board and for 12 years as a member and chairperson of the Scientific Advisory Board Oncology of the EMA. From 2016 to the present, he has served as a part-time Chief Medical Officer of Modra Pharmaceuticals B.V., an Amsterdam-based company that successfully completed a Phase 2b clinical study of ModraDoc006/r, a boosted oral taxane therapeutic, in contrast to the standard-of-care IV chemotherapy docetaxel, in patients with prostate cancer.

Dr. Schellens plays a leadership role in the planning, implementation and oversight of the Company’s clinical trials and is responsible for assisting in the development of strategic clinical goals and the implementation and safety monitoring of investigational studies. Dr. Schellens is the primary medical monitor for all clinical investigational studies, and for the oversight of third party CRO monitors. He is responsible for the regulatory strategy and implementation of the strategy and the primary contact for regulators. Dr. Schellens works closely with the Company’s Chief Executive Officer on the development of strategic goals needed to ensure the timely implementation of appropriate clinical studies needed for the successful registration of therapeutics products. Dr. Schellens services are principally rendered in the Netherlands.

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

Mr. Weingarten was a Director of Guardion Health Sciences, Inc. since June 2015 and was Chairman of its Board of Directors from July 2020 through October 2024. Mr. Weingarten also served on the audit, compensation, and nominating and corporate governance committees of Guardion Health Sciences, Inc. during such period. Previously, Mr. Weingarten served as Lead Director on Guardion’s Board of Directors from January 2017 through March 2020. Mr. Weingarten received a B.A. in Accounting from the University of Washington in 1974, an M.B.A. in Finance from the University of Southern California in 1975, and is a Certified Public Accountant (inactive) in the State of California.

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

Family Relationships

Eric Forman, the Company’s Vice President and Chief Operating Officer during the years ended December 31, 2024, 2023 and 2022 was the son of board member Dr. Stephen Forman and the son-in-law of former board member Gil Schwartzberg, who passed away on October 30, 2022. Julie Forman, the wife of Eric Forman and the daughter of the late Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and managed, and the Company maintains a continuing banking relationship. Eric Forman resigned as Vice President and Chief Operating Officer of the Company effective December 31, 2024.

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

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to a director, officer, or beneficial owner of more than 10% of the Company’s common stock were complied with under Section 16(a) of the Exchange Act during the year ended December 31, 2023, except as follows: Rene Bernards was late in filing his Form 4 in connection with the grant of stock options on June 30, 2024, and Rene Bernards, Yun Yen, Regina Brown and Stephen Forman were late in filing their Form 4’s in connection with the grant of stock options on September 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

OFFICER AND DIRECTOR COMPENSATION

The table set forth below presents the compensation awarded to, earned by, or paid to our named executive officers for the years ended December 31, 2024, 2023 and 2022.

OFFICER COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bas van der Baan (6)	2024	153,495	-	-	-	-	-	-	153,495
	2023	40,639	-	-	403,066	-	-	-	443,705
	2022	-	-	-	-	-	-	-	-

John S. Kovach (2)	2024	-	-	-	-	-	-	-	-
	2023	190,860	-	-	-	-	-	-	190,860
	2022	250,000	-	-	65,640	-	-	-	315,640

James S. Miser (3)	2024	102,083	-	-	-	-	-	-	102,083
	2023	175,000	-	-	-	-	-	-	175,000
	2022	175,000	-	-	65,640	-	-	-	240,640

Robert N. Weingarten (4)	2024	175,000	-	-	-	-	-	-	175,000
	2023	175,000	-	-	-	-	-	-	175,000
	2022	175,000	-	-	65,640	-	-	-	240,640

Eric J. Forman (5)	2024	200,000	-	-	-	-	-	-	200,000
	2023	200,000	-	-	-	-	-	-	200,000
	2022	178,819	-	-	65,640	-	-	-	244,459

Jan H.M. Schellens (7)	2024	56,226	-	-	29,074	-	-	-	85,300
	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

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

(3) James S. Miser was appointed as Chief Medical Officer on August 1, 2020. In connection with his employment agreement, Dr. Miser was awarded an option grant for 8,334 shares of common stock, exercisable for a period of five years at $71.40 per share and valued at $68.718 per share. On November 6, 2022, Dr. Miser was awarded an option grant for 20,000 shares of common stock, exercisable for a period of five years at $20.00 per share and valued at $3.282 per share. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser, as a result of which such employment agreement expired on July 31, 2024.

(4) Robert N. Weingarten was appointed as Vice President and Chief Financial Officer on August 12, 2020. In connection with his employment agreement, Mr. Weingarten was awarded an option grant for 5,833 shares of common stock, exercisable for a period of five years at $71.40 per share and valued at $68.718 per share. On November 6, 2022, Mr. Weingarten was awarded an option grant for 20,000 shares of common stock, exercisable for a period of five years at $20.00 per share and valued at $3.282 per share.

(5) Eric J. Forman was Chief Administrative Officer from July 15, 2020 through November 6, 2020. In connection with his employment agreement, Mr. Forman was awarded an option grant for 5,833 shares of common stock, exercisable for a period of five years at $71.40 per share and valued at $68.718 per share. Effective November 6, 2022, Mr. Forman was appointed as Vice President and Chief Operating Officer. On November 6, 2022, Mr. Forman was awarded an option grant for 20,000 shares of common stock, exercisable for a period of five years at $20.00 per share and valued at $3.282 per share. The employment agreement with Mr. Forman terminated upon his resignation as an officer of the Company effective December 31, 2024.

(6) Bas van der Baan was appointed as President and Chief Executive Officer on September 26, 2023. In connection with his employment agreement, Mr. van der Baan was awarded an option grant for 250,000 shares of common stock exercisable for a period of five years at $1.95 per share and valued at $1.612 per share. The compensation information provided herein excludes compensation as a Director received before his appointment as President and Chief Executive Officer.

(7) On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. In connection with his employment agreement, Mr. Schellens was awarded an option grant for 15,000 shares of common stock exercisable for a period of five years at $2.39 per share and valued at $1.938 per share.

There were no option exercises by officers during the years ended December 31, 2024, 2023 or 2022.

Outstanding Equity Awards at December 31, 2024

The table set forth below presents information regarding outstanding stock options held by our named executive officers as of December 31, 2024.

NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE

Bas van der Baan	June 17, 2022 (1)	June 17, 2022	25,000	-	7.40	June 17, 2027
	June 30, 2023 (1)	September 30, 2023	7,500	2,500	5.88	June 30, 2028
	September 26, 2023	December 31, 2023	104,165	145,835	1.95	September 26, 2028

Dr. Jan H.M. Schellens	July 1, 2024	September 30, 2024	2,500	12,500	2.39	July 1, 2029

Dr. James S. Miser	August 1, 2020	August 1, 2020	8,334	-	71.40	July 31, 2025
	November 6, 2022	November 6, 2022	10,000	-	20.00	July 31, 2025

Robert N. Weingarten	August 12, 2020	August 12, 2020	5,833	-	71.40	August 12, 2025
	November 6, 2022	November 6, 2022	15,000	5,000	20.00	November 6, 2027

Eric J. Forman	August 12, 2020	August 12, 2020	5,833	-	71.40	August 12, 2025
	November 6, 2022	November 6, 2022	15,000	-	20.00	December 31, 2025

(1) Granted in his capacity as a Director before date of officer appointment on September 26, 2023.

Based on a fair market value of $2.03 per share on December 31, 2024, the intrinsic value attributed to exercisable but unexercised common stock options held by our named executive officers was approximately $8,000 at December 31, 2024.

Employment Agreements; Compensation

During July and August 2020, the Company entered into one-year employment agreements with its executive officers, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, payable monthly, as described below. The employment agreements were automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. These employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022, 2023 and 2024.

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

Eric Forman. On July 15, 2020, as amended on August 12, 2020, the Company entered into an employment agreement with Eric Forman, to act as the Company’s Chief Administrative Officer, reporting directly to the Company’s Chief Executive Officer, with an annual salary of $120,000, payable monthly. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer, with an annual salary of $200,000. Mr. Forman’s primary function was to oversee the Company’s internal operations, including IT, licensing, legal, personnel, marketing, and corporate governance. Mr. Forman was also granted stock options to acquire 5,833 shares of the Company’s common stock. The effective date of the employment agreement was October 1, 2020 and remained in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. The employment agreement with Mr. Forman terminated upon his resignation as an officer of the Company effective December 31, 2024.

Dr. James Miser. On August 1, 2020, the Company entered into an employment agreement with Dr. James Miser, M.D., pursuant to which Dr. Miser was appointed as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser was required to devote at least 50% of his business time to the Company’s activities. Dr. Miser was also granted stock options to acquire 8,334 shares of the Company’s common stock. The effective date of the agreement was August 1, 2020 and remained in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser, as a result of which such employment agreement expired on July 31, 2024.

Dr. Jan H.M. Schellens, M.D., Ph.D. On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D. Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The term of the agreement is in effect from July 1, 2024 until the earliest of (i) termination by either party upon sixty days’ notice, (ii) Dr. Schellens’ death or disability, or (iii) termination by the Company for breach as provided in the agreement. Under the agreement, Dr. Schellens provides his services for two days per week with the specific days in each week based on arrangements agreed to from time to time between Dr. Schellens and the Company’s Chief Executive Officer. The Company pays Dr. Schellens an annual compensation of 104,000 Euros (approximately $108,000 as of December 31, 2024), payable on a monthly basis. On July 1, 2024, in connection with the consulting agreement, Dr. Schellens was granted stock options to purchase 15,000 shares of the Company’s common stock.

Robert N. Weingarten. On August 12, 2020, the Company entered into an employment agreement with Robert N. Weingarten pursuant to which Mr. Weingarten was appointed as the Company’s Vice-President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. Mr. Weingarten was also granted stock options to acquire 5,833 shares of the Company’s common stock. The effective date of the agreement was August 12, 2020 and remained in effect until the earlier of (i) one year from the effective date, automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, (ii) his death, or (iii) termination for cause.

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

Board of Directors Compensation

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

On June 30, 2024, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $73,976 ($1.8494 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2026. During the year ended December 31, 2024, the Company record a charge general and administrative costs in the consolidated statement of operations of $18,648 with respect to these stock options.

On June 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,598 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended June 30, 2024, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.6570 per share), which was charged to operations on June 30, 2024, the date on which the stock options were fully vested.

On September 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 21,217 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $1.87 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended September 30, 2024, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.2961 per share), which was charged to operations on September 30, 2024, the date on which the stock options were fully vested.

On January 20, 2025, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,665 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.33 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended December 31, 2024, divided by their grant date value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.65002 per share). The grant date value of the stock options of $27,500 was accrued at December 31, 2024 and charged to operations at that date.

The table set forth below presents the compensation awarded to, earned by or paid to our named directors for the years ended December 31, 2024, 2023 and 2022.

DIRECTOR COMPENSATION TABLE

Name and Principal Position (2)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip F. Palmedo	2024	-	-	-	-	-	-	-	-
Director (8)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	63,340	-	-	21,148	84,408

Stephen J. Forman (9)	2024	-	-	-	28,494	-	-	5,495	33,989
Director	2023	-	-	-	48,131	-	-	22,500	70,631
	2022	-	-	-	63,340	-	-	22,500	85,840

Yun Yen (3)	2024	-	-	-	33,494	-	-	7,500	40,994
Director	2023	-	-	-	48,131	-	-	30,000	78,131
	2022	-	-	-	63,340	-	-	30,000	93,340

Gil Schwartzberg	2024	-	-	-	-	-	-	-	-
Director (4)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	63,340	-	-	16,630	79,970

Regina Brown	2024	-	-	-	34,744	-	-	7,630	42,374
Director (5)	2023	-	-	-	48,131	-	-	30,000	78,131
	2022	-	-	-	63,340	-	-	30,000	93,340

René Bernards	2024	-	-	-	32,244	-	-	18,194	50,438
Director (6)	2023	-	-	-	-	-	-	62,500	62,500
	2022	-	-	-	-	-	-	133,873	133,873

Bas van der Baan	2024	-	-	-	-	-	-	-	-
Director (7)	2023	-	-	-	48,131	-	-	18,478	66,609
	2022	-	-	-	158,525	-	-	11,869	170,394

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

(3) Appointed as a director of the Company effective August 4, 2018.

(4) Appointed as a director of the Company effective April 9, 2021 and died on October 30, 2022.

(5) Appointed as a director of the Company effective May 11, 2021.

(6) Appointed as a director of the Company effective June 15, 2022. Dr. Bernards received all of his compensation from June 15, 2022 through March 31, 2024 in the form of cash.

(7) Appointed as a director of the Company effective June 17, 2022, and as Chairman of the Board of Directors on October 6, 2023. Excludes compensation received after appointment as President and Chief Executive Officer on September 26, 2023.

(8) Did not stand for re-election at the annual meeting of stockholders. Accordingly, his term as a director of the Company ended effective October 7, 2022.

(9) Appointed as a director of the Company effective May 13, 2016.

Scientific Advisory Committee; Compensation

The Scientific Advisory Committee was established to advise the Company’s management in three areas: human molecular pathology; the clinical management of human brain tumors; and medicinal chemistry. Members of the Scientific Advisory Committee do not serve in any management capacity with the Company. During the years ended December 31, 2024, 2023 and 2022, the Scientific Advisory Committee consisted of one member, Dr. Daniel D. Von Hoff, M.D.

On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to have its president, Dr. Daniel D. Von Hoff, M.D., serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated by mutual agreement effective September 30, 2024. As a result of the termination of the consulting agreement effective September 30, 2024, Dr. Von Hoff also ceased to be a member of the Scientific Advisory Committee at that time.

Consulting and advisory fees charged to operations pursuant to this consulting agreement were $12,000, $16,000 and $16,000 for the years ended December 31, 2024, 2023 and 2022, respectively, which were included in research and development costs in the consolidated statements of operations.

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

As of December 31, 2024, unexpired stock options for 613,232 shares were issued and outstanding under the 2020 Plan and 136,768 shares were available for issuance under the 2020 Plan.

Having an adequate number of shares available for future equity compensation grants is necessary to promote our long-term success and the creation of stockholder value by:

●	Enabling us to continue to attract and retain the services of key service providers who would be eligible to receive grants;

●	Aligning the interests of participants with the interests of stockholders through incentives that are based upon the performance of our common stock;

●	Motivating participants, through equity incentive awards, to achieve long-term growth in our business, in addition to short-term financial performance; and

●	Providing a long-term equity incentive program that is competitive as compared to other companies with whom we compete for talent.

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

Key Features of the 2020 Plan

Certain key features of the 2020 Plan are summarized as follows:

●	If not terminated earlier by our Board of Directors, the 2020 Plan will terminate on July 14, 2030.

●	Up to a maximum aggregate of 750,000 shares of common stock may be issued under the 2020 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 750,000.

●	The 2020 Plan is administered by the Compensation Committee, which is comprised solely of independent members of our Board of Directors. The Board of Directors may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and board members are eligible to receive awards, provided that the Compensation Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by us.

Eligibility to Receive Awards. Employees, consultants and members of our Board of Directors are eligible to receive awards under the 2020 Plan. The Compensation Committee determines, in its discretion, the selected participants who will be granted awards under the 2020 Plan.

Shares Subject to the 2020 Plan. The maximum number of shares of common stock that can be issued under the 2020 Plan is 750,000 shares.

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

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The Compensation Committee determines, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant of the stock option. The exercise price of each stock option granted under the 2020 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the Compensation Committee. Stock options granted under the 2020 Plan may be either ISOs or NQSOs. In order to comply with Treasury Regulation Section 1.422-2(b), the 2020 Plan provides that no more than 750,000 shares may be issued pursuant to the exercise of ISOs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table set forth below presents certain information regarding beneficial ownership of our common stock (the only class of our voting equity securities issued and outstanding) as of March 14, 2025 by (i) each person or entity who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group. As of March 14, 2025, there were 2,684,074 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 14, 2025 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission. Except as noted, the Company’s executive office is reflected as the address of all officers, directors and other stockholders owning more than 5%.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers and Directors

Bas van der Baan
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	168,498	(2)	5.9%

Dr. Stephen J. Forman
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	52,711	(3)	1.9%

Dr. Yun Yen
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	57,089	(4)	2.1%

Dr. René Bernards
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	38,203	(5)	1.4%

Regina Brown
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	68,053	(10)	2.5%

Robert N. Weingarten
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	20,833	(6)	0.8%

Dr. Jan H.M. Schellens
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	3,750	(8)	0.1%

All officers and directors as a group (9 persons)	409,137		13.4%

Other Stockholders Owning More Than 5%

John S. Kovach Trust	156,128	(1)	5.8%
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101

Barbara C. H. Kovach	156,128	(1)	5.8%
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101

Alexandra E. Kovach	156,128	(1)	5.8%
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101

Arthur and Jane Riggs 1990 Irrevocable Trust
Jane Riggs, Trustee
4852 Saint Andres Avenue
La Verne, California 91750	174,750	(7)	6.3%

Glenn L. Krinsky
680 East Colorado Boulevard, Suite 180
Pasadena, California 91101	147,499	(9)	5.5%

(1) Includes 154,018 shares of common stock and stock warrants to purchase 2,110 shares of common stock owned by the John S. Kovach Trust dated September 22, 2015. The primary beneficiary of the trust is Barbara C. H. Kovach. Barbara C. H. Kovach and Alexandra E. Kovach are co-trustees of the trust and have the exclusive right to control the investment of the assets of the trust.

(2) Includes 11,000 shares of common stock and stock options to purchase 157,498 shares of common stock owned by Bas van der Baan.

(3) Includes 375 shares of common stock and stock options to purchase 43,126 shares of common stock owned by Dr. Stephen Forman. Also includes 7,105 shares of common stock and stock warrants to purchase 2,105 shares of common stock owned by the Stephen Forman Living Trust dated 12/16/98. Stephen Forman is trustee of the trust and holds voting and dispositive power over the common stock and common stock warrants owned by the trust.

(4) Includes 5,263 shares of common stock, stock warrants to purchase 5,263 shares of common stock and stock options to purchase 46,563 shares of common stock.

(5) Includes 25,000 shares of common stock and stock options to purchase 13,203 shares of common stock.

(6) Consists of stock options to purchase 20,833 shares of common stock.

(7) Includes 101,833 shares of common stock and 72,917 shares of common stock issuable upon conversion of 350,000 shares of Series A Convertible Preferred Stock owned by the Arthur and Jane Riggs 1990 Irrevocable Trust dated November 18, 1990. Jane Riggs is the trustee of the Arthur and Jane Riggs 1990 Irrevocable Trust. The shares of Series A Convertible Preferred Stock were acquired on March 17, 2015 and January 15, 2016, are non-voting, and are immediately convertible into common stock.

(8) Consists of stock options to purchase 3,750 shares of common stock.

(9) Includes 14,166 shares of common stock owned by Glenn L. Krinsky. Also includes 133,333 shares of common stock owned by the John and Barbara Kovach 2015 Trust, as to which Glenn L. Krinsky, as trustee, has voting, dispositive and investment control.

(10) Includes 630 shares of common stock and stock options to purchase 67,423 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Related Party Transactions

During the years ended December 31, 2024, 2023,and 2022, there were no transactions, either directly or indirectly, between the Company and any of its officers, directors or affiliates, including their family members, except as described elsewhere in this document.

(b) Director Independence

The Company considers that Dr. Yun Yen, Regina Brown and Dr. René Bernards are each an “independent director,” as defined under Nasdaq rules and by Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.A. acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Weinberg & Company, P.A. for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Audit Fees(1)	$104,205	$120,640
Audit-Related Fees(2)	—	—
Tax Fees(3)	13,718	32,860
Other Fees(4)	25,695	—
Total	$143,618	$153,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements included in its Annual Reports on Form 10-K and the review of its interim financial statements included in its Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings, excluding those fees included in Other Fees.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under Audit Fees.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	Other fees represent fees incurred with respect to the Company’s Registration Statements on Form S-1 and Form S-3.

All audit and audit-related services, tax services and other services rendered by Weinberg & Company, P.A. during the fiscal years ended December 31, 2024 and 2023 were pre-approved by either the Company’s Audit Committee or by the Company’s Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for the Company by its independent registered public accounting firm.

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

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit Number	Description of Document

1.1	Underwriting Agreement, dated as of November 25, 2020, between the Company and WestPark Capital, Inc. and WallachBeth, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company, John S. Kovach and Lixte Biotechnology, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 19, 2006 and incorporated herein by reference.

3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock, filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015 and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 28, 2016 and incorporated herein by reference.

3.5	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2022 and incorporated herein by reference.

3.6	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

3.7	Certificate of Amendment to the Certificate of Incorporation of Lixte Biotechnology Holdings, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2023 and incorporated herein by reference.

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 25, 2020 and incorporated herein by reference.

4.2	Form of Public Warrant included in Unit, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

4.4	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2025 and incorporated herein by reference.

4.5	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

4.6	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2025 and incorporated herein by reference.

10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

10.3	Clinical Trial Agreement dated as of June 10, 2024 between the Company and the Netherlands Cancer Institute, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2024 and incorporated herein by reference.

10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015 and incorporated herein by reference.

10.5	Collaboration Agreement for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and the Spanish Sarcoma Group as of July 31, 2019 (certain portions of this exhibit have been omitted based on a request for confidential treatment filed by the Company with the Securities and Exchange Commission that was granted on September 19, 2019), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 6, 2019 and incorporated herein by reference.

10.6	Amendment No. 1 to Collaboration Agreement dated March 11, 2025 for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and the Spanish Sarcoma Group as of July 31, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2025 and incorporated herein by reference.

10.7	Consulting Agreement between the Company and Dr. Jan Schellens, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2024 and incorporated herein by reference.+

10.8	Employment Agreement between the Company and Robert N. Weingarten, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2020 and incorporated herein by reference.+

10.9	Lixte Biotechnology Holdings, Inc. 2020 Stock Incentive Plan, filed as Exhibit 10.1 to the Company Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.+

10.10	Lixte Biotechnology Holdings, Inc. 2020 Stock Incentive Plan (as amended), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2023 and incorporated herein by reference.+

10.11	Investigator-Initiated Clinical Research Support Agreement between City of Hope National Medical Center and City of Hope Medical Foundation and Lixte Biotechnology Holdings, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference.

10.12	Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and Oncode Institute, Utrecht, entered into on October 8, 2021 (certain portions of this Exhibit have been omitted), filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission on November 10, 2021 and incorporated herein by reference.

10.13	Insider Trading Policy, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 and incorporated herein by reference.

10.14	Compensation Clawback Policy, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 19, 2024, and incorporated herein by reference.+

10.15	Amendment to Contract between Lixte Biotechnology Holdings, Inc. and MRI Global effective April 17, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 and incorporated herein by reference.

10.16	Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

10.17	Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2025 and incorporated herein by reference.

10.18	Employment Agreement between the Company and Bastiaan van der Baan effective September 26, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 27, 2023 and incorporated herein by reference.

10.19	Amendment No. 1 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 8, 2021, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the Securities and Exchange Commission on November 9, 2023 and incorporated herein by reference.

10.20	Amendment No. 2 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 13, 2023 (certain portions of this Exhibit have been omitted), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2023 and incorporated herein by reference.

10.21	Amendment No. 3 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on November 29, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 2, 2024 and incorporated herein by reference.

10.22	Termination letter between H. Lee Moffitt Cancer Center and Research Institute, Inc. and the Company dated October 4, 2023 and effective as of September 30, 2023, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the Securities and Exchange Commission on November 9, 2023 and incorporated herein by reference.

10.23	Exclusive Patent License Agreement between Lixte Biotechnology, Inc. and the National Institute of Neurological Disorders and Stroke and the National Cancer Institute, each a component of the National Institute of Health, effective as of February 23, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2024 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 and incorporated herein by reference.

23.1	Consent of Weinberg & Company, P.A., Independent Registered Public Accounting Firm*

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 24, 2025		LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

	By:	/s/ BASTIAAN VAN DER BAAN
	Name:	Bastiaan van der Baan
	Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ BASTIAAN VAN DER BAAN	President and Chief Executive Officer	March 24, 2025
John S. Kovach

/s/ ROBERT N. WEINGARTEN	Vice President and Chief Financial Officer	March 24, 2025
Robert N. Weingarten

/s/ STEPHEN J. FORMAN	Director	March 24, 2025
Stephen J. Forman

/s/ RENE BERNARDS	Director	March 24, 2025
René Bernards

/s/ YUN YEN	Director	March 24, 2025
Yun Yen

/s/ REGINA BROWN	Director	March 24, 2025
Regina Brown

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lixte Biotechnology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation

As discussed in Note 6 to the financial statements, the Company recognized $418,422 of compensation expense related to stock-based awards to certain officers, employees and consultants. Management accounts for stock-based compensation based on the estimated fair value of each award granted, which is amortized as expense over the requisite service period of the award.

Auditing management’s estimate of the valuation of stock-based compensation was complex and highly judgmental due to the subjectivity of the inputs and assumptions that management utilized in determining the fair value of the stock-based awards.

Our audit procedures related to the stock-based awards, including the valuation methodology and related assumptions such as the risk-free interest rate, volatility, and dividend yield, consisted of the following, among others:

●	We obtained and read the stock-based award agreements, and obtained board minutes and board resolutions related to the stock-based awards.
●	We evaluated the option price model management selected to determine the fair value, and evaluated the reasonableness of management’s significant valuation assumptions, and tested the mathematical accuracy of management’s valuation analyses.
●	We developed independent estimates for the fair values of the stock-based awards.

We have served as the Company’s auditor since 2008.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 24, 2025

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$1,038,952	$4,203,488
Advances on research and development contract services	—	78,016
Prepaid insurance	20,898	17,116
Other prepaid expenses	85,653	10,000
Total assets	$1,145,503	$4,308,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $27,500 and $36,250 to related parties at December 31, 2024 and 2023, respectively	$83,206	$156,758
Research and development contract liabilities, including $0 and $120,768 to related parties at December 31, 2024 and 2023, respectively	235,078	157,100
Total current liabilities	318,284	313,858

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, liquidation preference based on assumed conversion into common shares – 72,917 shares at December 31, 2024 and 2023	3,500,000	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 2,249,290 shares at December 31, 2024 and 2023	225	225
Additional paid-in capital	49,394,687	48,976,265
Accumulated deficit	(52,067,693)	(48,481,728)
Total stockholders’ equity	827,219	3,994,762
Total liabilities and stockholders’ equity	$1,145,503	$4,308,620

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenues	$—	$—

Costs and expenses:
Research and development costs	726,232	898,100
General and administrative costs	2,846,557	4,192,136
Total costs and expenses	3,572,789	5,090,236
Loss from operations	(3,572,789)	(5,090,236)
Interest income	7,048	17,486
Interest expense	(16,821)	(16,233)
Foreign currency gain (loss)	(3,403)	1,954
Net loss	$(3,585,965)	$(5,087,029)

Net loss per common share – basic and diluted	$(1.59)	$(2.66)

Weighted average common shares outstanding – basic and diluted	2,249,290	1,915,838

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2024 and 2023

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2022	350,000	$3,500,000	1,664,706	$166	$45,059,760	$(43,394,699)	$5,165,227
Proceeds from sale of securities in registered direct equity offering, net of offering costs	—	—	180,000	18	3,137,021	—	3,137,039
Exercise of pre-funded common stock warrants	—	—	403,334	41	—	—	41
Exercise of common stock options	—	—	1,250	—	6,281	—	6,281
Stock-based compensation	—	—	—	—	773,203	—	773,203
Net loss	—	—	—	—	—	(5,087,029)	(5,087,029)
Balance, December 31, 2023	350,000	3,500,000	2,249,290	225	48,976,265	(48,481,728)	3,994,762
Stock-based compensation	—	—	—	—	418,422	—	418,422
Net loss	—	—	—	—	—	(3,585,965)	(3,585,965)
Balance, December 31, 2024	350,000	$3,500,000	2,249,290	$225	$49,394,687	$(52,067,693)	$827,219

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,585,965)	$(5,087,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
General and administrative costs	418,422	773,203
Research and development costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	78,016	69,001
Prepaid insurance	(3,782)	32,108
Other prepaid expenses	(75,653)	1,350
Increase (decrease) in -
Accounts payable and accrued expenses	(73,552)	(73,976)
Research and development contract liabilities	77,978	(7,922)
Net cash used in operating activities	(3,164,536)	(4,293,265)

Cash flows from financing activities:
Proceeds from sale of securities in registered direct offering, net of offering costs	—	3,137,039
Exercise of pre-funded common stock warrants	—	41
Exercise of common stock options	—	6,281
Net cash provided by financing activities	—	3,143,361

Cash:
Net decrease	(3,164,536)	(1,149,904)
Balance at beginning of period	4,203,488	5,353,392
Balance at end of period	$1,038,952	$4,203,488

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$16,821	$16,233
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

1. Organization and Basis of Presentation

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s corporate office is located in Pasadena, California.

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, relies on stock-based compensation for a substantial portion of employee and consultant compensation, and is dependent on periodic access to equity capital to fund its operating requirements.

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

On August 23, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) on August 19, 2024 indicating that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”).

On October 3, 2024, the Company submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement, which outlined the Company’s proposed initiatives to regain compliance by raising equity capital through various registered equity offerings.

On October 21, 2024, the Staff provided notice (the “Notice”) to the Company that it had granted an extension through February 18, 2025 to regain compliance with the Stockholders’ Equity Requirement, which required that the Company complete its capital raising initiatives and evidence compliance with the Stockholders’ Equity Requirement through filing a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) providing certain required information.

As of February 18, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on February 19, 2025, the Company received a Staff determination letter from the Staff stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance.

The Company timely filed an appeal and requested a Hearing before a Nasdaq Hearings Panel (the “Panel”), which has been granted. The Hearing request automatically stayed Nasdaq’s delisting of the Company’s common shares and warrants pending the Panel’s decision. Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an additional extension through no later than August 18, 2025. At the upcoming hearing, the Company will present its plan for regaining and sustaining compliance with the Stockholders’ Equity Requirement for continued listing. However, there can be no assurances that the Hearings Panel will grant the Company an extension of time to regain compliance, or that the Company will be able to regain compliance during any extension period. During the appeal process the Company’s common shares and warrants will continue to trade on The Nasdaq Capital Market.

The Company intends to take reasonable measures available to regain compliance under Nasdaq’s listing rules and to remain listed on Nasdaq. However, there can be no assurances that the Company will ultimately regain compliance with the Stockholders’ Equity Rule, or be able to maintain compliance with all other applicable requirements for continued listing on Nasdaq. If the Company does not regain compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq.

Going Concern

For the year ended December 31, 2024, the Company recorded a net loss of $3,585,965 and used cash in operations of $3,164,536. At December 31, 2024, the Company had cash of $1,038,952 available to fund its operations. Subsequently, the Company completed a securities offering that generated gross proceeds of $1,050,003 during February 2025 before deducting the placement agent’s fees and related offering expenses.

Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At March 14, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $526,000 (see Note 8), which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are being issued. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on current operating plans, the Company estimates that its existing cash resources at December 31, 2024, and the funds raised subsequent to December 31, 2024, will provide sufficient working capital to fund the current clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100 through approximately September 30, 2025. However, existing cash resources will not be sufficient to complete the development of and obtain regulatory approval for the Company’s product candidate, which will require that the Company raise significant additional capital. The Company estimates that it will need to raise additional capital to fund its operations by mid-2025 to be able to proactively manage its current business plan during the remainder of 2025 and during 2026. In addition, the Company’s operating plans may change as a result of many factors that are currently unknown and/or outside of the control of the Company, and additional funds may be needed sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its clinical trial program, as well as its licensing and patent prosecution efforts and its technology and product development efforts, or obtain funds, if available, through strategic alliances, joint ventures or other transaction structures that could require the Company to relinquish rights to and/or control of LB-100, or to curtail or discontinue operations entirely.

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

Segment Information

The Company’s President and Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates in a single reportable segment, which consists of the development of a drug class called Protein Phosphatase 2A inhibitors, and is comprised of the consolidated financial results of the Company. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. The required segment information, including significant segment expenses, is presented at Note 3.

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

Offering Costs

Offering costs consist of costs incurred with respect to equity financing transactions, including legal fees. Such costs are deferred and charged to additional paid-in capital upon the successful completion of such financings, or are charged to operations if and when such financings are abandoned or terminated.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $243,186 and $978,244 for the years ended December 31, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2024 and 2023 are described below.

General and administrative costs for the years ended December 31, 2024 and 2023 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 8.6% and 23.3% of total general and administrative costs, respectively. General and administrative costs for the year ended December 31, 2024 also include charges from two vendors and consultants representing 15.0% and 13.1%, respectively, of total general and administrative costs. General and administrative costs for the year ended December 31, 2023 also include charges from a vendor and consultant representing 10.4% of total general and administrative costs. General and administrative costs for the years ended December 31, 2024 and 2023 also included charges for the fair value of stock options granted to directors and corporate officers representing 14.7% and 18.4%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 31, 2024 include charges from three vendors and consultants representing 39.2%, 29.0% and 15.4%, respectively, of total research and development costs. Research and development costs for the year ended December 31, 2023 include charges from three vendors and consultants representing 29.9%, 25.2% and 13.7%, respectively, of total research and development costs.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2024 and 2023. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2024 or 2023 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2025.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of December 31, 2024 or 2023. Subsequent to December 31, 2024, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees, contractors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, contractors, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 20, 2023 equity financing (see Note 4) meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At December 31, 2024 and 2023, the Company did not have any liability-classified warrants.

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

At December 31, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2024	2023

Series A Convertible Preferred Stock	72,917	72,917
Common stock warrants	808,365	808,365
Common stock options, including options issued in the form of warrants	613,232	552,083
Total	1,494,514	1,433,365

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

During the years ended December 31, 2024 and 2023, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0823 and 1.0820 Euros per United States dollar, respectively. As of December 31, 2024 and 2023, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

Recent Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. The Company adopted ASU 2023-03 immediately upon its issuance in July 2023. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.  ASU 2023-07 amends the FASB Accounting Standards Codification to require additional reportable segment disclosures of a public entity by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures.  ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280 on an interim and annual basis.  ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and is applied retrospectively. The Company adopted ASU 2023-07 effective January 1, 2024 for the 2024 annual period on a retrospective basis. The adoption of ASU 2023-07 resulted in additional required segment-related disclosures (see Note 3).

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 amends the FASB Accounting Standards Codification to require specified information about certain costs and expenses in the notes to the financial statements at each interim and annual reporting period, including disclosure of the amounts of purchases of inventory; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion, and amortization included in each relevant expense caption on the face of the income statement within continuing operations that contains any of the expense categories previously listed. Disclosure will also be required of the total amount of selling expenses and an entity’s definition of selling expenses in annual reporting periods. ASU 2024-03 does not change or remove current expense disclosure requirements, but does affect where and how this information is presented in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning January 1, 2027, and interim periods within annual reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is in the process of evaluating ASU 2024-03 to determine its impact on the Company’s consolidated financial statement presentation and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements, including their presentation and related disclosures.

Reclassifications

As a result of the adoption of ASU 2023-07 effective January 1, 2024, certain reclassifications have been made to the prior year statement of operations to conform it to the current year presentation. In presenting general and administrative costs on the Company’s consolidated statement of operations for the year ended December 31, 2023, $1,718,180 of compensation to related parties, $978,244 of patent and licensing legal and filing fees and costs, and $1,495,712 of other costs and expenses were shown separately. In presenting the Company’s consolidated statement of operations for the year ended December 31, 2024, the Company has combined these categories into general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2023. These reclassifications had no effect on the reported results of operations, including loss from operations and net loss.

3. Segment Information

The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s President and Chief Executive Officer (“CEO”).  The Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it has a single operating segment composed of the consolidated financial results of the Company.

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM and included in general and administrative costs.

	Years Ended December 31,
	2024	2023

Compensation to related parties:
Cash-based	$753,124	$944,977
Stock-based	418,422	773,203
Patent and licensing legal and filing fees and costs	243,186	978,244
Other consulting and professional fees	735,021	655,854
Insurance expense	434,444	442,976
Other costs and expenses, net	262,360	396,882
Total general and administrative costs	$2,846,557	$4,192,136

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM, and included in research and development costs.

	Years Ended December 31,
	2024	2023

Clinical and related oversight costs	$377,958	$416,269
Preclinical research focused on development of additional novel anti-cancer compounds	329,438	463,093
Regulatory service costs	18,836	18,738
Total research and development costs	$726,232	$898,100

The following table presents a summary of research and development costs for the years ended December 31, 2024 and 2023 based on the respective geographical regions where such costs were incurred.

	Years Ended December 31,
	2024	2023

United States	$462,566	$359,589
Spain	51,022	295,163
China	2,282	17,198
Netherlands	210,362	226,150
Total	$726,232	$898,100

The following table presents the Company’s total assets by segment at December 31, 2024 and 2023.

	December 31,
	2024	2023

Research and development assets	$39,298	$78,369
Corporate assets	1,106,205	4,230,251
Total assets	$1,145,503	$4,308,620

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. As of December 31, 2024 and 2023, the Company had 9,650,000 shares of undesignated preferred stock, which may be issued with such rights and powers as the Board of Directors may designate.

Each share of Series A Convertible Preferred Stock may be converted, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock has a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock does not have any cash liquidation preference rights or any registration rights. The 350,000 outstanding shares of Series A Convertible Preferred Stock were convertible into a total of 72,917 shares of common stock at December 31, 2024 and 2023.

Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company has accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2024 and 2023, the Company had 2,249,290 shares of common stock issued and outstanding.

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

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offering, during the years ended December 31, 2024 and 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2022	190,031	$50.161
Issued	618,334	6.034
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2023	808,365	$16.407
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2024	808,365	$16.407	2.99

Warrants exercisable at December 31, 2023	808,365	$16.407
Warrants exercisable at December 31, 2024	808,365	$16.407	2.99

At December 31, 2024, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$6.000	583,334
$6.600	35,000
$20.000	29,000
$37.000	11,331
$57.000	149,700
808,365

The warrants exercisable at $57.00 per share at December 31, 2024 consist of 1,497,000 publicly-traded warrants, described herein on a pre-split 1-for-10 basis, that were issued as part of the Company’s November 2020 public offering of units, and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently now represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, the exercise of 10 warrants, each exercisable at $5.70, are required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00 per share.

Based on the closing fair market value of $2.03 per share on December 31, 2024, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2024.

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

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, to provide for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023. During the year ended December 31, 2023, the Company paid $190,860 to Dr. Kovach under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020, to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser was required to devote at least 50% of his business time to the Company’s activities. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser, as a result of which such employment agreement expired on July 31, 2024. During the years ended December 31, 2024 and 2023, the Company paid $102,083 and $175,000, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. Effective October 1, 2022, Mr. Forman was provided a monthly office rent allowance, pursuant to which the Company paid $16,435 and $15,571 for the years ended December 31, 2024 and 2023, respectively, on Mr. Forman’s behalf. The employment agreement with Mr. Forman terminated upon his resignation as an officer of the Company effective December 31, 2024. During the years ended December 31, 2024 and 2023, the Company paid $200,000 and $200,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the years ended December 31, 2024 and 2023, the Company paid $175,000 and $175,000, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023 to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan is eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement. During the years ended December 31, 2024 and 2023, the Company paid $153,495 and $40,639, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D. Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The term of the agreement is in effect from July 1, 2024 until the earliest of (i) termination by either party upon sixty days’ notice, (ii) Dr. Schellens’ death or disability, or (iii) termination by the Company for breach as provided in the agreement. Under the agreement, Dr. Schellens provides his services for two days per week with the specific days in each week based on arrangements agreed to from time to time between Dr. Schellens and the Company’s Chief Executive Officer. The Company pays Dr. Schellens an annual compensation of 104,000 Euros (approximately $108,000 as of December 31, 2024), payable on a monthly basis. During the year ended December 31, 2024, the Company paid $56,226 to Dr. Schellens under this consulting agreement, which costs are included in general and administrative costs in the Company’s consolidated statement of operations for such periods.

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. Upon his appointment, it was agreed that Dr. Bernards would receive annual compensation for his services on the Board only in the form of cash, in lieu of the annual June 30 grant of stock options as provided to the Company’s other non-officer directors. During the years ended December 31, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $10,000 and $40,000, respectively, with respect to his annual cash board compensation.

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

Chairman of any other committees – additional $5,000 per year

Member of audit committee – additional $5,000 per year

Member of any other committees – additional $2,500 per year

In conjunction with the Company’s efforts to preserve cash, the Board approved an amendment to the Board Plan, such that for the quarters ended June 30, 2024, September 30, 2024 and December 31, 2024, the non-officer directors (including Dr. Bernards) received, in lieu of cash compensation, stock options exercisable for a period of five years, vesting immediately, to purchase common stock at an exercise price based on the closing market price upon issuance, with the amount of such stock options equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model. The Board may extend this amendment to the Board Plan for additional quarterly periods subsequent to December 31, 2024.

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

Total cash compensation paid to non-officer directors was $38,819 and $163,479, respectively, for the years ended December 31, 2024 and 2023.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the years ended December 31, 2024 and 2023, is presented below.

	Years Ended December 31,
	2024	2023

Related party costs:
Cash-based	$753,124	$944,977
Stock-based	418,422	773,203
Total	$1,171,546	$1,718,180

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

As of December 31, 2024, unexpired stock options for 613,232 shares were issued and outstanding under the 2020 Plan and 136,768 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the year ended December 31, 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

On July 15, 2020, as amended on August 12, 2020, in connection with the employment agreement with Eric J. Forman, Mr. Forman was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2023 of $61,501 with respect to these stock options.

On August 1, 2020, in connection with an employment agreement with Dr. James S. Miser, M.D., Dr. Miser was granted stock options to purchase 8,333 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the effective date of the employment agreement. The options vested 25% on August 1, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 1, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $572,650 ($68.718 per share), of which $143,163 was attributable to the portion of the stock options fully vested on August 1, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 1, 2020 through August 1, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2023 of $83,544 with respect to these stock options.

On August 12, 2020, in connection with the employment agreement with Robert N. Weingarten, Mr. Weingarten was granted stock options to purchase 5,833 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $71.40 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on August 12, 2020, 2021 and 2022, respectively, with the final 25% vesting on August 12, 2023. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $400,855 ($68.718 per share), of which $100,214 was attributable to the portion of the stock options fully vested on August 12, 2020 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from August 12, 2020 through August 12, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2023 of $61,501 with respect to these stock options.

On May 11, 2021, the Board of Directors appointed Regina Brown to the Board of Directors. In connection with her appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Ms. Brown was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $28.00 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $658,363 ($26.335 per share), of which $329,188 was attributable to the portion of the stock options fully vested on May 11, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from May 11, 2021 through June 30, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2023 of $76,388 with respect to these stock options.

On June 30, 2021, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $30.30 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,421,095 ($28.423 per share), which was charged to operations ratably from July 1, 2021 through June 30, 2023. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the year ended December 31, 2023 of $211,413 with respect to these stock options.

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. van der Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from June 17, 2022 through June 30, 2024. During the years ended December 31, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $19,390 and $38,885, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which was charged to operations ratably from July 1, 2022 through June 30, 2024. During the years ended December 31, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $47,310 and $94,881, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the years ended December 31, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $42,565 and $61,448, respectively, with respect to these stock options.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which is being charged to operations ratably from July 1, 2023 through June 30, 2025. During the years ended December 31, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $96,532 and $48,464, respectively, with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bas van der Baan, Mr. van der Baan was granted stock options to purchase 250,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which is being charged to operations ratably from September 26, 2023 through September 30, 2026. During the years ended December 31, 2024 and 2023, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $134,114 and $35,178, respectively, with respect to these stock options.

On June 30, 2024, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $73,976 ($1.8494 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2026. During the year ended December 31, 2024, the Company record a charge general and administrative costs in the consolidated statement of operations of $18,648 with respect to these stock options.

On June 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,598 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended June 30, 2024, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.6570 per share), which was charged to operations on June 30, 2024, the date on which the stock options were fully vested.

On July 1, 2024, in connection with the consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Dr. Schellens was granted stock options to purchase 15,000 shares of the Company’s common stock. The options can be exercised on a cashless basis. The options are exercisable for a period of five years at an exercise e price of $2.39 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vest quarterly over a three-year period commencing on the last day of each calendar quarter commencing September 30, 2024. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $29,074 ($1.9382 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2027. During the year ended December 31, 2024, the Company record a charge general and administrative costs in the consolidated statement of operations of $4,863 with respect to these stock options.

On September 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 21,217 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $1.87 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended September 30, 2024, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.2961 per share), which was charged to operations on September 30, 2024, the date on which the stock options were fully vested.

On January 20, 2025, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,665 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.33 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended December 31, 2024, divided by their grant date value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.65002 per share). The grant date value of the stock options of $27,500 was accrued at December 31, 2024 and charged to operations at that date.

Dr. Philip Palmedo, a director of the Company since 2006, did not stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of stockholders held on October 7, 2022. Gil Schwartzberg, a former director of the Company, died on October 30, 2022. Dr. John S. Kovach, the Chairman of the Board of Directors and the Company’s President and Chief Executive Officer, and Chief Scientific Officer, died on October 5, 2023, the employment agreement of the Company’s Chief Medical Officer, Dr. James S. Miser expired on July 31, 2024, and the employment agreement of the Company’s Vice President and Chief Operating Officer, Eric J. Forman, terminated upon his resignation from the Company on December 31, 2024. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their services to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each such person contractually expire one year from the respective dates that their services to the Company terminate.

A summary of stock-based compensation costs for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended
	December 31,
	2024	2023

Related parties	$418,422	$773,203
Non-related parties	—	—
Total stock-based compensation costs	$418,422	$773,203

A summary of stock option activity, including options issued in the form of warrants, during the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2022	389,479	$29.183
Granted	290,000	2.492
Exercised	(1,250)	5.025
Expired	(126,146)	28.687
Stock options outstanding at December 31, 2023	552,083	15.330
Granted	92,815	2.259
Exercised	—	—
Expired	(31,666)	35.368
Stock options outstanding at December 31, 2024	613,232	$12.317	3.08

Stock options exercisable at December 31, 2023	252,292	$28.387
Stock options exercisable at December 31, 2024	409,897	$17.100	2.75

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $375,000 at December 31, 2024, which will be recognized subsequent to December 31, 2024 over a weighted-average period of approximately 19 months.

At December 31, 2024, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.870	21,217	21,217
$1.950	250,000	104,165
$2.370	56,598	26,598
$2.390	15,000	2,500
$5.025	8,750	8,750
$5.880	40,000	30,000
$7.400	55,000	55,000
$20.000	45,000	40,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
$60.000	8,333	8,333
$71.400	20,000	20,000
$120.000	8,334	8,334
	613,232	409,897

Based on the closing fair market value of $2.03 per share on December 31, 2024, the intrinsic value attributed to exercisable but unexercised common stock options was approximately $12,000 at December 31, 2024.

Outstanding stock options to acquire 203,334 shares of the Company’s common stock had not vested at December 31, 2024.

Upon the exercise of such stock options, the Company expects to satisfy the related stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Research credits	$652,000	$612,000
Capitalized research and development	900,000	844,000
Stock-based compensation	1,550,000	1,631,000
Net operating loss carryforwards	9,515,000	8,601,000
Total deferred tax assets	12,617,000	11,688,000
Valuation allowance	(12,617,000)	(11,688,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2024 and 2023, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2024 and 2023 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023

U. S. federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%
Expirations related to stock-based compensation	3.8%	10.4%
Adjustment to deferred tax asset	(1.1)%	(0.8)%
Change in valuation allowance	24.3%	17.4%
Effective tax rate	0.0%	0.0%

At December 31, 2024, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $31,067,000 and $35,836,000, respectively. Federal net operating losses from tax years preceding 2018, if not utilized earlier, expire through 2038. Federal net operating losses generated in a tax year beginning after 2017 have an indefinite carryforward period. The utilization of federal net operating loss carryforwards is subject to various limitations.

The state net operating loss carryovers include approximately $19,141,000 that were incurred in the State of New York. New York tax law requires New York net operating loss carryovers from years prior to 2015 to be converted, by applying a formula, into a Prior Net Operating Loss Conversion (PNOLC) subtraction pool. The Company may utilize up to 1/10 of the PNOLC subtraction pool, or $928,313, each year. Unutilized PNOLC amounts carry forward to succeeding years until they expire in 2035. In addition, the full New York net operating losses incurred in post-2015 tax years may be utilized in future tax years. Post-2015 New York net operating losses expire through 2040. The state net operating loss carryovers also include approximately $16,695,000 that was incurred in the State of California.

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

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2024 and 2023, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At March 14, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $526,000, including clinical trial agreements of $264,000 and clinical trial monitoring agreements of $262,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of March 14, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	June 2026	NCT06012734	(1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	9 to 18	Determine MTD and RP2D	Fourteen patients entered	December 2025	NCT05809830	$264,000

Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	TBD	NCT05809830	$(1)

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	Nine patients entered	December 2026	NCT06065462	(1)

Total									$264,000

(1)	The Company has no financial contractual commitment associated with this clinical trial at March 14, 2025.

Netherlands Cancer Institute. Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) (see Note 5) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colorectal cancer. Under the agreement, the Company will provide its lead compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. The Company has no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of the Company, NKI and Roche.

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

This study comprises a dose escalation phase and a dose expansion phase. The objective of the dose escalation phase is to determine the recommended Phase 2 dose (RP2D) of LB-100 when combined with the standard dosage of atezolizumab. The dose expansion phase will further investigate the preliminary efficacy, safety, tolerability, and pharmacokinetics/dynamics of the LB-100 and atezolizumab combination. The clinical trial opened in August 2024 with the enrollment of the first patient. A total of two patients have been enrolled to date. Patient accrual is expected to take up to 24 months, with a maximum of 37 patients with advanced colorectal cancer to be enrolled in this study.

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial. The Investigational Review Board (IRB) of the Netherlands Cancer Institute has requested additional information with respect to these SAEs and the study has been paused for enrollment until the IRB’s questions have been satisfactorily addressed (see “Specific Risks Associated with the Company’s Business Activities - Serious Adverse Events” below for additional information).

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at December 31, 2024 .

During the year ended December 31, 2024 and 2023, the Company incurred costs of $285,019 and $69,001, respectively, pursuant to this Agreement. As of December 31, 2024, total costs of $732,532 had been incurred pursuant to this Agreement.

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

As of December 31, 2024, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of ASTS. Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment for the Phase 1b portion of the protocol was extended with two patients and was completed during the quarter ended September 30, 2024. The Company expects to have data on toxicity and preliminary efficacy from this portion of the clinical trial during the quarter ending December 31, 2025.

Given the focus on the combination of LB-100 with immunotherapy in ovarian clear cell carcinoma and colorectal cancer and the availability of capital resources, the Company entered into Amendment No. 1 to the Collaboration Agreement effective March 11, 2025 that relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000. As a result, it is uncertain as to whether the Phase 2 portion of this clinical trial will proceed.

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the years ended December 31, 2024 and 2023, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement. Through December 31, 2024, the Company has incurred charges of $684,652 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $264,000 for the Phase 1b portion of this clinical trial as of March 14, 2025, which is scheduled to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

On February 25, 2025, the Company announced that it has added the Robert H. Lurie Comprehensive Cancer Center (Lurie Cancer Center) of Northwestern University as a second site in a clinical trial combining the Company’s proprietary compound LB-100 with GSK’s dostarlimab to treat ovarian clear cell cancer. Patient recruitment is underway, and the first patient has been dosed.

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

During the years ended December 31, 2024 and 2023, the Company incurred costs of $0 and $16,165, respectively, pursuant to this agreement. As of December 31, 2024, total costs of $147,239 had been incurred pursuant to this agreement.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the year ended December 31, 2024, the Company incurred costs of $26,763 pursuant to this letter of intent and subsequent work order. As of December 31, 2024, total costs of $26,763 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $70,000 as of December 31, 2024, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the years December 31, 2024 and 2023, the Company incurred costs of $10,642 and $20,240, respectively, pursuant to this work order. As of December 31, 2024, total costs of $89,323 had been incurred pursuant to this work order agreement.

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

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the years ended December 31, 2024 and 2023, the Company incurred costs of $34,593 and $14,862, respectively, pursuant to this work order. As of December 31, 2024, total costs of $49,455 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $104,000 as of December 31, 2024, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight is expected to be completed by May 31, 2027.

Costs under this work order agreement are estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During the year ended December 31, 2024, the Company incurred costs of $20,191 pursuant to this work order. As of December 31, 2024, total costs of $20,191 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $88,000 as of December 31, 2024, which is expected to be incurred through May 31, 2027.

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

The Company is obligated to pay the NIH a non-creditable, non-refundable license issue royalty of $50,000 and a first minimum annual royalty within sixty days from the effective date of the Agreement. The first minimum annual royalty of $25,643 was prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The license issue royalty of $50,000 and the first minimum annual royalty of $25,643, were paid in April 2024. The second minimum annual royalty for 2025 of $30,000, was paid in December 2024 and is included in other prepaid expenses at December 31, 2024 in the accompanying consolidated balance sheet.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, which the Company is required to pursue based on “commercially reasonable efforts” as defined in the License Agreement, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 was defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The Company had not commenced a Phase 2 clinical study as of December 31, 2024. The total of all such benchmark payments is $1,225,000.

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

During the year ended December 31, 2024, the Company incurred costs of $75,643 in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of December 31, 2024, total costs of $75,643 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,795,000 as of December 31, 2024, which is expected to be incurred over approximately the next twenty years.

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

During the year ended December 31, 2023, the Company recorded a credit to operations of $9,109 representing the reversal of obligations previously recorded with respect to the Exclusive License Agreement.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to have its president, Dr. Daniel D. Von Hoff, M.D., serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated by mutual agreement effective September 30, 2024. Consulting and advisory fees charged to operations pursuant to this consulting agreement were $12,000 and $16,000 for the years ended December 31, 2024 and 2023, respectively.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $39,200 and $120,000 during the years ended December 31, 2024 and 2023, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 4, 2024, the Company entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year and starts upon the dosing of the first patient in the trial at a project cost of 100,000 Euros.

During the years ended December 31, 2024 and 2023, the Company incurred charges in the amount of $210,362 and $226,150, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of December 31, 2024, total costs of $695,918 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $104,000 as of December 31, 2024, which is expected to be incurred through October 8, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the years ended December 31, 2024 and 2023, the Company incurred costs of $23,308 and $32,307, respectively, pursuant to this contract. As of December 31, 2024, total costs of $340,522 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $118,000 as of December 31, 2024.

Specific Risks Associated with the Company’s Business Activities

Serious Adverse Events

The Company’s lead drug candidate, LB-100, is currently undergoing various clinical trials, and there is a risk that one or more of these trials could be placed on hold by regulatory authorities due to serious adverse events (SAEs) related to the Company’s drug candidate or to another company’s drug used in combination in one of the Company’s clinical trials. It is possible that the SAEs could be attributable to the Company’s drug candidate and could include, but not be limited to, unexpected severe side effects, treatment-related deaths, or long-term health complications. A dose given could result in non-tolerable adverse events defined as dose-limiting toxicity (DLT). When two DLTs occur at the same dose-level, that dose-level is considered too high and unsafe. Further treatment is only allowed at lower dose-levels that have previously been found safe.

If an SAE or a pattern of SAEs is observed during the course of a clinical trial involving the Company’s drug candidate, the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities may issue a clinical hold, requiring the Company to pause or discontinue further enrollment and dosing in its clinical trial. It is also possible that the clinical trial could be terminated. Any of these actions could delay or halt the development of the Company’s drug candidate, increase development costs, and negatively impact the Company’s ability to ultimately achieve regulatory approval. Additionally, if an SAE is confirmed to be drug-related, the Company may be required to conduct additional studies, modify the study design, or abandon further development of the drug candidate altogether, which could materially impact the Company’s business, financial condition, and prospects.

The occurrence of an SAE and any resulting clinical hold could also harm the Company’s reputation with patients, physicians, health institutions, and investors, diminish its ability to attract clinical trial participants, and damage its ability to interest investors and obtain financing in the future. There can be no assurance that the Company will not experience such SAEs in the future or that any related clinical hold will be lifted in a timely manner, or at all.

 The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab (Roche PD-L1 inhibitor) is currently investigating two SAEs observed in the clinical trial that was launched in August 2024. The Netherlands Cancer Institute (“NKI”) Institutional Review Board (the “IRB”) has put the colorectal cancer study on hold. The adverse reactions that developed in the two patients were dyspnea (shortness of breath) due to lung toxicity possibly or probably related to the combination of LB-100 and atezolizumab in one patient and fever and aphasia possibly or probably related to the combination of LB-100 and atezolizumab in the second patient. The patient who developed lung toxicity deceased due to the combination of lung metastases of colorectal cancer and dyspnea. The patient with fever and aphasia fully recovered from the adverse events with supportive medication.

Given the identified adverse events in the two patients in the clinical trial, the IRB requested from the principal investigator of the study at the NKI information as to whether the adverse events could have been caused by the combination of LB-100 and atezolizumab and information about the mode of action of the combination of LB-100 and atezolizumab. The principal investigator is preparing a response to the IRB detailing the safety experience with LB-100 given alone and in combination with other cancer drugs, especially doxorubicin and dostarlimab. Doxorubicin is a well-known chemotherapy, and dostarlimab is a well-known immunotherapy of which the mode of action is closely related to that of atezolizumab.

The reported adverse events in the colorectal cancer study have not been seen in any other patients thus far treated with LB-100 alone or in combination with other cancer drugs. Through February 2025, a total of 78 patient have received or are receiving experimental treatment with LB-100. It is expected that it will take at least two months to prepare a detailed response to the IRB, during which time the Company intends to update the safety overview of LB-100.

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

Inflation and Interest Rate Risk. The Company does not believe that inflation or increasing interest rates have had a material effect on its operations to date, other than their impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs), and which would put additional stress on the Company’s working capital resources.

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

Geopolitical Risk. The geopolitical landscape poses inherent risks that could significantly impact the operations and financial performance of the Company. In the event of a military conflict, supply chain disruptions, geopolitical uncertainties, and economic repercussions may adversely affect the Company’s ability to conduct research, develop, test and manufacture products, and distribute them globally. This could lead to delays in product development, interruptions in the supply of critical materials, and delays in clinical trials, thereby impeding the Company’s clinical development and commercialization plans. Furthermore, the impact of a conflict on global financial markets may result in increased volatility and uncertainty in the capital markets, thereby affecting the valuation of the Company’s publicly-traded shares. Investor confidence, market sentiment, and access to capital could all be negatively influenced. Such geopolitical risks are outside the control of the Company, and the actual effects on the Company’s business, financial condition and results of operations may differ from current estimates.

Cybersecurity Risks. The Company has established policies and processes for assessing, identifying and managing material risk from cybersecurity threats, and has integrated these processes into its overall risk management systems and processes. The Company routinely assesses material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through its information and email systems that may result in adverse effects on the confidentiality, integrity, or availability of the Company’s information and email systems or any information residing therein. The Company conducts periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in the Company’s business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks. The Company has not encountered any cybersecurity challenges to date that have materially impaired its operations or financial condition.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information becomes available.

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than as described below, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

Nasdaq Compliance

On August 23, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) on August 19, 2024 indicating that the Company was not in compliance with the minimum net stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”).

On October 3, 2024, the Company submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement, which outlined the Company’s proposed initiatives to regain compliance by raising equity capital through various registered equity offerings.

On October 21, 2024, the Staff provided notice (the “Notice”) to the Company that it had granted an extension through February 18, 2025 to regain compliance with the Stockholders’ Equity Requirement, which required that the Company complete its capital raising initiatives and evidence compliance with the Stockholders’ Equity Requirement through filing a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) providing certain required information.

As of February 18, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on February 19, 2025, the Company received a Staff determination letter from the Staff stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance.

The Company timely filed an appeal and requested a Hearing before a Nasdaq Hearings Panel (the “Panel”), which has been granted. The Hearing request automatically stayed Nasdaq’s delisting of the Company’s common shares and warrants pending the Panel’s decision. Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an additional extension through no later than August 18, 2025. At the upcoming hearing, the Company will present its plan for regaining and sustaining compliance with the Stockholders’ Equity Requirement for continued listing. However, there can be no assurances that the Hearings Panel will grant the Company an extension of time to regain compliance, or that the Company will be able to regain compliance during any extension period.

The Company intends to take reasonable measures available to regain compliance under Nasdaq’s listing rules and to remain listed on Nasdaq. However, there can be no assurances that the Company will ultimately regain compliance with the Stockholders’ Equity Rule, or be able to maintain compliance with all other applicable requirements for continued listing on Nasdaq. If the Company does not regain compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq.

Termination of At-the-Market Sales Agreement

WallachBeth Capital, LLC. Effective January 6, 2025, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with WallachBeth Capital, LLC (the “Agent”) pursuant to which the Company may offer and sell from time to time through the Agent, acting as agent, shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $1,700,000, subject to the terms and conditions of the Agreement. The issuance and sale, if any, of shares of common stock through the Agent under the Sales Agreement was to be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-278874) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2024, and declared effective on May 2, 2024.

The offering of shares of the Company’s common stock pursuant to the Sales Agreement was scheduled to terminate upon the earliest of (i) the sale of the maximum dollar amount of shares of common stock subject to the Sales Agreement, (ii) the termination of the Sales Agreement by the Company or the Agent, and (iii) the expiration of the shelf registration statement on Form S-3 (File No. 333-278874) on the third anniversary of the initial effective date of such registration statement. On March 7, 2025, the Company provided a notice of termination of the Sales Agreement to the Agent, which, pursuant to the terms of the Sales Agreement, will become effective 10 days after issuance, or March 18, 2025. No shares of common stock were sold under this Sales Agreement.

Sale of Securities Pursuant to Securities Purchase Agreement

On February 11, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, (a) in a registered direct offering (the “Registered Offering”), an aggregate of 434,784 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an offering price of $2.415 per share, and (b) in a concurrent private placement (the “Private Offering”), warrants (the “Common Stock Warrants”) to purchase an aggregate of 434,784 shares of Common Stock. The Common Stock Warrants were immediately exercisable for a term of five years from issuance at an exercise price of $2.29 per share.

The Common Stock Warrants and the shares of Common Stock underlying the Common Stock Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Common Stock Warrants and the shares of the Company’s Common Stock underlying the Common Stock Warrants may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. The Company has agreed to file a registration statement to cover the resale of any share of Common Stock issuable upon the exercise of the Common Stock Warrants by April 4, 2025. The Registered Offering and Private Offering are referred to herein as the “Offering”.

The Offering resulted in gross proceeds of $1,050,003 before deducting the placement agent’s fees and related offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-278874), which was initially filed with the Securities and Exchange Commission (the “Commission”) on April 23, 2024, and was declared effective by the Commission on May 2, 2024. The Offering closed on February 13, 2025 (the “Closing Date”). H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the offering.

If a Fundamental Transaction (as defined in the Common Stock Warrants) occurs, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the Common Stock Warrants with the same effect as if such successor entity had been named in the Common Warrant itself. If holders of shares of the Company’s Common Stock are given a choice as to the securities, cash or property to be received in such a Fundamental Transaction, then the holder of the Common Stock Warrants shall be given the same choice as to the consideration it would receive upon any exercise of the Common Stock Warrants following such a Fundamental Transaction. Additionally, as more fully described in the Common Stock Warrants, in the event of certain Fundamental Transactions, the holders of such Common Stock Warrants will be entitled to receive cash consideration in an amount equal to the Black-Scholes value of the Common Stock Warrants on the date of consummation of such Fundamental Transaction.

On the Closing Date, the Company issued to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants”) to purchase up to 32,609 shares of Common Stock, which represents 7.5% of the Shares sold in the Registered Offering. The Placement Agent’s Warrants have an exercise price of $3.0188 per share, and a term of five years form the commencement of the sales pursuant to the Offering and otherwise have the same terms as the Common Stock Warrants.

The Placement Agent’s Warrants and the shares of Common Stock underlying the Placement Agent’s Warrants have not been registered under the Securities Act and have been issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Placement Agent’s Warrants and the shares of the Company’s Common Stock underlying the Placement Agent’s Warrants may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. As soon as practicable (and in any event by April 4, 2025), the Company has agreed to file a registration statement on Form S-1 providing for the resale by the Purchasers of the Common Warrant Shares issued and issuable upon exercise of the Common Warrants. The Company is obligated to use commercially reasonable efforts to cause such registration statement to become effective within 120 days following the Closing Date and to keep such registration statement effective at all times until no Purchaser owns any Common Warrants or Common Warrant Shares issuable upon exercise thereof.

Other Significant Developments

Effective March 11, 2025, the Company entered into Amendment No. 1 to the Collaboration Agreement between the Company and GEIS that relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000 (see Note 8).

