Form 10-Q
period 2025-06-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2025-08-07
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 5, 2025, the Company had 4,561,363 shares of common stock issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash	$887,212	$1,038,952
Prepaid insurance	14,597	20,898
Other prepaid expenses	87,943	85,653
Total current assets	989,752	1,145,503
Deferred offering costs	198,826	—
Total assets	$1,188,578	$1,145,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $10,000 and $27,500 to related parties at June 30, 2025 and December 31, 2024, respectively	$92,149	$83,206
Research and development contract liabilities	256,147	235,078
Accrued offering costs	188,826	—
Total current liabilities	537,122	318,284

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares; issued and outstanding – 350,000 shares of Series A Convertible Preferred Stock, $10.00 per share stated value, convertible into 72,917 shares of common stock	—	3,500,000
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 2,756,991 shares and 2,249,290 shares at June 30, 2025 and December 31, 2024, respectively	276	225
Additional paid-in capital	54,204,101	49,394,687
Accumulated deficit	(53,552,921)	(52,067,693)
Total stockholders’ equity	651,456	827,219
Total liabilities and stockholders’ equity	$1,188,578	$1,145,503

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$—	$—	$—	$—

Costs and expenses:
Research and development costs	60,648	210,708	152,105	329,772
General and administrative costs	714,161	798,448	1,329,644	1,646,263
Total costs and expenses	774,809	1,009,156	1,481,749	1,976,035
Loss from operations	(774,809)	(1,009,156)	(1,481,749)	(1,976,035)
Interest income	365	2,233	806	5,092
Interest expense	(1,810)	(4,154)	(4,945)	(11,340)
Foreign currency gain	581	158	660	42
Net loss	$(775,673)	$(1,010,919)	$(1,485,228)	$(1,982,241)

Net loss per common share – basic and diluted	$(0.29)	$(0.45)	$(0.57)	$(0.88)

Weighted average common shares outstanding – basic and diluted	2,720,533	2,249,290	2,596,509	2,249,290

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Six Months Ended June 30, 2025 and 2024

	Series A Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Three months ended June 30, 2025:
Balance, March 31, 2025	350,000	$3,500,000	2,684,074	$268	$50,436,110	$(52,777,248)	$1,159,130
Conversion of Series A convertible preferred stock	(350,000)	(3,500,000)	72,917	8	3,499,992	—	—
Stock-based compensation expense	—	—	—	—	267,999	—	267,999
Net loss	—	—	—	—	—	(775,673)	(775,673)
Balance, June 30, 2025	—	$—	2,756,991	$276	$54,204,101	$(53,552,921)	$651,456

Six months ended June 30, 2025:
Balance, December 31, 2024	350,000	$3,500,000	2,249,290	$225	$49,394,687	$(52,067,693)	$827,219
Proceeds from sale of securities in registered direct offering, net of offering costs	—	—	434,784	43	914,185	—	914,228
Stock options issued to settle accrued payable	—	—	—	—	27,500	—	27,500
Conversion of Series A convertible preferred stock	(350,000)	(3,500,000)	72,917	8	3,499,992	—	—
Stock-based compensation expense	—	—	—	—	367,737	—	367,737
Net loss	—	—	—	—	—	(1,485,228)	(1,485,228)
Balance, June 30, 2025	—	$—	2,756,991	$276	$54,204,101	$(53,552,921)	$651,456

(continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Six Months Ended June 30, 2025 and 2024

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,485,228)	$(1,982,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
Research and development costs	—	—
General and administrative costs	367,737	233,618
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	—	78,016
Prepaid insurance	6,301	(5,442)
Other prepaid expenses	(2,290)	(39,824)
Increase (decrease) in -
Accounts payable and accrued expenses	36,443	(25,354)
Research and development contract liabilities	21,069	132,961
Net cash used in operating activities	(1,055,968)	(1,608,266)

Cash flows from financing activities:
Proceeds from sale of securities in registered direct offering, net of offering costs	914,228	—
Payment of deferred offering costs	(10,000)	—
Net cash provided by financing activities	904,228	—

Cash:
Net decrease	(151,740)	(1,608,266)
Balance at beginning of period	1,038,952	4,203,488
Balance at end of period	$887,212	$2,595,222

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$4,945	$11,340
Income taxes	$—	$—

Non-cash investing and financing activities:
Settlement of accrued compensation to Board of Directors by issuance of stock options	$27,500	$—
Conversion of Series A Convertible Preferred Stock into common stock	$3,500,000	$—
Accrual of deferred offering costs	$188,826	$—

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2025 and 2024

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at June 30, 2025, and for the three months and six months ended June 30, 2025 and 2024, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2025, and the results of its operations for the three months and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements at such date.

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

The Company’s product pipeline is primarily focused on inhibitors of Protein Phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100.

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

Nasdaq Compliance

The Company’s common stock and public warrants are traded on the Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of the Nasdaq Stock Market LLC (“Nasdaq”).

On August 19, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”).

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

As of February 18, 2025, the Company had not regained compliance with the Stockholders’ Equity Requirement. On February 19, 2025, the Company received a Staff determination letter stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. The Company timely requested a Hearing before a Nasdaq Hearings Panel (the “Panel”), which automatically stayed Nasdaq’s suspension or delisting of the Company’s common stock and public warrants pending the Panel’s decision.

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

On July 2, 2025, the Company closed a private placement for gross proceeds of $5,050,000, consisting of shares of common stock, pre-funded warrants to purchase shares of common stock, warrants to purchase shares of common stock, and shares of Series B Convertible Preferred Stock, and on July 8, 2025, the Company closed a registered direct offering for gross proceeds of $1,500,000, consisting of shares of common stock and pre-funded warrants to purchase shares of common stock.

On July 15, 2025, the Company received notice from Nasdaq that the Panel found that the Company was in compliance with the Stockholders’ Equity Requirement. The Company was also notified that it will remain subject to a “Panel Monitor”, as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Nasdaq notice, through July 15, 2026. If, during the term of the Panel Monitor, the Company does not continue to remain in compliance with the Stockholders’ Equity Requirement, the Company will not be provided with the opportunity to submit a compliance plan for review by the Listing Qualifications Staff and must instead request a hearing before the Panel to address the deficiency, with such request staying any further action with respect to the Company’s listing on Nasdaq pending completion of the hearing process.

The Company is undertaking measures to maintain compliance under Nasdaq’s continued listing requirements and to remain listed on the Nasdaq Capital Market. However, there can be no assurances that the Company will ultimately be able to maintain compliance with the Stockholders’ Equity Requirement, or be able to maintain compliance with all other applicable requirements for continued listing on the Nasdaq Capital Market. The Company’s failure to meet these requirements would result in the Company’s securities being delisted from the Nasdaq Capital Market.

Going Concern

For the six months ended June 30, 2025, the Company recorded a net loss of $1,485,228 and used cash in operations of $1,055,968. At June 30, 2025, the Company had cash of $887,212 available to fund its operations.

Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At June 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $524,000, which are currently scheduled to be incurred through approximately December 31, 2027.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenues and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements also do not reflect any adjustments relating to the recoverability of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities, including its ongoing clinical trials. The amount and timing of future cash requirements depends in substantial part on the pace, design and results of the Company’s clinical trial program, which, in turn, depends on the availability of operating capital to fund such activities.

Based on current operating plans, the Company estimates that its existing cash resources at June 30, 2025, together with the net proceeds from the July 2, 2025 private placement, and the July 8, 2025 registered direct offering, will provide sufficient working capital to fund the Company’s operations as currently configured, including its ongoing clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100, for at least the next 12 months. However, existing cash resources will not be sufficient to complete the development of and to obtain regulatory approval for the Company’s product candidate, which would require significant additional operating capital.

In addition, as a result of the appointment of a new Chairman and Chief Executive Officer in June 2025, the completion of the July 2025 equity financings, and other changes in senior management and the Board of Directors in July 2025, the Company’s operating strategies and business plans may change, including the incurrence of additional personnel and operating costs, which may require that the Company raise additional capital to fund operations. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to fund its operations.

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

Segment Information

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it currently operates in a single reportable segment, which consists of the development of a drug class called Protein Phosphatase 2A inhibitors, and is comprised of the consolidated financial results of the Company. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. The required segment information, including significant segment expenses, is presented at Note 3.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $17,303 and $63,612 for the three months ended June 30, 2025 and 2024, respectively, and $73,386 and $146,823 for the six months ended June 30, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended June 30, 2025 and 2024 are described below.

Research and development costs for the three months ended June 30, 2025 include charges from five vendors and consultants representing 20.7%, 19.5%, 17.9%, 17.8% and 11.2%, respectively, of total research and development costs. Research and development costs for the three months ended June 30, 2024 include charges from three vendors and consultants representing 37.0%, 31.9% and 10.4%. respectively, of total research and development costs.

General and administrative costs for the three months ended June 30, 2025 and 2024 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 3.3% and 8.0%, respectively of total general and administrative costs. General and administrative costs for the three months ended June 30, 2025 also includes a charge from a vendor representing 11.9% of total general and administrative costs. General and administrative costs for the three months ended June 30, 2024 include charges from two vendors and consultants representing 16.5% and 15.6%, respectively, of total general and administrative costs. General and administrative costs for the three months ended June 30, 2025 and 2024 also included charges for the fair value of stock options granted to directors and corporate officers representing 33.7% and 12.9%, respectively, of total general and administrative costs.

Research and development costs for the six months ended June 30, 2025 include charges from five vendors and consultants representing 22.9%, 18.5%, 16.3%, 16.2% and 12.7%, respectively, of total research and development costs. Research and development costs for the six months ended June 30, 2024 include charges from three vendors and consultants representing 40.7%, 23.7% and 10.8%, respectively, of total research and development costs.

General and administrative costs for the six months ended June 30, 2025 and 2024 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 5.5% and 8.9%. respectively, of total general and administrative costs. General and administrative costs for the six months ended June 30, 2025 also include charges from a vendor/consultant representing 12.5% of total general and administrative costs. General and administrative costs for the six months ended June 30, 2024 also include charges from two vendors and consultants representing 15.1% and 12.2%, respectively, of total general and administrative costs. General and administrative costs for the six months ended June 30, 2025 and 2024 also included charges for the fair value of stock options granted to directors and corporate officers representing 23.5% and 12.5%, respectively, of total general and administrative costs.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2025 and December 31, 2024. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company did not have any unrecognized tax benefits as of June 30, 2025 or December 31, 2024, and does not anticipate any material amount of unrecognized tax benefits through December 31, 2025.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of June 30, 2025 or December 31, 2024. Subsequent to June 30, 2025, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 2023 equity financing, the February 2025 equity financing, and the July 2025 equity financings (see Note 4) meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At June 30, 2025 and December 31, 2024, the Company did not have any liability-classified warrants.

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

At June 30, 2025 and 2024, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2025	2024

Series A Convertible Preferred Stock	—	72,917
Common stock warrants	1,275,758	808,365
Common stock options	744,726	605,348
Total	2,020,484	1,486,630

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

During the three months ended June 30, 2025 and 2024, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.1338 and 1.0766 Euros per United States dollar, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.0927 and 1.0813 Euros per United States dollar, respectively. As of June 30, 2025 and December 31, 2024, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 amends the FASB Accounting Standards Codification to require specified information about certain costs and expenses in the notes to the financial statements at each interim and annual reporting period, including disclosure of the amounts of purchases of inventory; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion, and amortization included in each relevant expense caption on the face of the income statement within continuing operations that contains any of the expense categories previously listed. Disclosure will also be required of the total amount of selling expenses and an entity’s definition of selling expenses in annual reporting periods. ASU 2024-03 does not change or remove current expense disclosure requirements, but does affect where and how this information is presented in the notes to the financial statements. ASU 2024-03 is effective for the Company for annual reporting periods beginning January 1, 2027, and interim periods within annual reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is in the process of evaluating ASU 2024-03 to determine its impact on the Company’s consolidated financial statement presentation and related disclosures.

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

Reclassifications

As a result of the adoption of ASU 2023-07 effective January 1, 2024, certain reclassifications have been made to the prior year statement of operations to conform it to the current year presentation. In presenting general and administrative costs on the Company’s consolidated statement of operations for the three months ended June 30, 2024, $306,354 of compensation to related parties, $63,612 of patent and licensing legal and filing fees and costs, and $428,482 of other costs and expenses were shown separately. In presenting the Company’s consolidated statement of operations for the three months ended June 30, 2024, the Company has combined these categories into general and administrative costs in the accompanying consolidated statement of operations for the three months ended June 30, 2024. In presenting general and administrative costs on the Company’s consolidated statement of operations for the six months ended June 30, 2024, $624,016 of compensation to related parties, $146,823 of patent and licensing legal and filing fees and costs, and $875,424 of other costs and expenses were shown separately. In presenting the Company’s consolidated statement of operations for the six months ended June 30, 2024, the Company has combined these categories into general and administrative costs in the accompanying consolidated statement of operations for the six months ended June 30, 2024. These reclassifications had no effect on the reported results of operations, including loss from operations and net loss.

3. Segment Information

The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). The Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it currently has a single operating segment which is comprised of the consolidated financial results of the Company.

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM and included in research and development costs for the three months and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Clinical and related oversight costs	$11,601	$97,947	$27,470	$107,977
Preclinical research focused on development of additional novel anti-cancer compounds	27,592	104,829	70,362	209,309
Compound maintenance	20,265	5,976	53,083	9,870
Regulatory service costs	1,190	1,956	1,190	2,616
Total research and development costs	$60,648	$210,708	$152,105	$329,772

The following table presents a summary of research and development costs for the three months and six months ended June 30, 2025 and 2024 based on the respective geographical regions where such costs were incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

United States	$41,928	$114,345	$100,499	$148,928
Spain	18,720	29,244	51,606	44,478
China	—	—	—	2,282
Netherlands	—	67,119	—	134,084
Total research and development costs	$60,648	$210,708	$152,105	$329,772

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM and included in general and administrative costs for the three months and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Compensation to related parties:
Cash-based	$123,285	$175,663	$232,016	$390,398
Stock-based	267,999	130,691	367,737	233,618
Patent and licensing legal and filing fees and costs	17,303	63,612	73,386	146,823
Other consulting and professional fees	176,551	191,529	381,867	363,972
Insurance expense	64,277	126,873	128,553	253,727
Other costs and expenses, net	64,746	110,080	146,085	257,725
Total general and administrative costs	$714,161	$798,448	$1,329,644	$1,646,263

The following table presents the Company’s total assets by segment at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024

Research and development assets	$20,041	$39,298
Corporate assets (primarily cash)	1,168,537	1,106,205
Total assets	$1,188,578	$1,145,503

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share.

On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting and are not subject to increase without the written consent of a majority of the holders of the Series A Convertible Preferred Stock or as otherwise set forth in the Preferences, Rights and Limitations. The holders of each tranche of 175,000 shares of the Series A Convertible Preferred Stock are entitled to receive a per share dividend equal to 1% of the annual net revenue of the Company divided by 175,000, until converted or redeemed. Each share of Series A Convertible Preferred Stock was convertible, at the option of the holder, into 0.20833 shares of common stock (subject to customary anti-dilution provisions) and the Series A Convertible Preferred Stock is subject to mandatory conversion at the conversion rate in the event of a merger or sale transaction resulting in gross proceeds to the Company of at least $21,875,000. The Series A Convertible Preferred Stock had a liquidation preference based on its assumed conversion into shares of common stock. The Series A Convertible Preferred Stock did not have any cash liquidation preference rights or any registration rights. Based on the attributes of the Series A Convertible Preferred Stock as previously described, the Company accounted for the Series A Convertible Preferred Stock as a permanent component of stockholders’ equity. The 350,000 outstanding shares of Series A Convertible Preferred Stock were converted into a total of 72,917 shares of common stock pursuant to a notice of conversion dated May 16, 2025.

As of June 30, 2025 and December 31, 2024, the Company had 9,650,000 shares of undesignated preferred stock, which may be issued with such rights and powers as the Board of Directors may designate. The Company expects to amend its certificate of incorporation to eliminate the Series A Convertible Preferred Stock classification.

On July 2, 2025, the Company closed a private placement for gross proceeds of $5,050,000, consisting, in part, of shares of Series B Convertible Preferred Stock (see Note 9).

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2025 and December 31, 2024, the Company had 2,756,991 shares and 2,249,290 shares, respectively, of common stock issued and outstanding.

July 20, 2023 equity offering

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

February 13, 2025 equity offering

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

July 2, 2025 equity offering

On July 2, 2025, the Company closed a private placement for gross proceeds of $5,050,000, consisting, in part, of shares of common stock, pre-funded warrants to purchase shares of common stock, and warrants to purchase shares of common stock (see Note 9). The pre-funded warrants were determined to be common stock equivalents.

The exercise prices of the warrants issued to the purchasers and to the placement agent are subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications, reorganizations, or similar events affecting the Company’s common stock. In addition, the warrants issued contain a “fundamental transaction” provision whereby in the event of a fundamental transaction (including a sale or transfer of assets or ownership of the Company as defined in the warrant agreement) within the Company’s control, the holders of the unexercised common stock warrants would be entitled to receive, in exchange for extinguishment of the warrants, cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. If such fundamental transaction is not within the Company’s control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock.

Accordingly, in the event of a change in control of the Company or a sale or transfer of all or substantially all of the Company’s assets, as defined in the July 2, 2025 warrants, to the extent that the warrants are outstanding at the effective date that such a transaction is closed, this “fundamental transaction” provision would entitle the holders to substantial cash consideration, thus reducing the amounts to be retained by the Company or potentially distributable to the Company’s stockholders.

July 8, 2025 equity offering

On July 8, 2025, the Company closed a registered direct offering for gross proceeds of $1,500,000, consisting of shares of common stock and pre-funded warrants to purchase shares of common stock (see Note 9). The pre-funded warrants were determined to be common stock equivalents.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offerings, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2024	808,365	$16.407
Issued	467,393	2,341
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2025	1,275,758	$11.254	3.27

Warrants exercisable at December 31, 2024	808,365	$16.407
Warrants exercisable at June 30, 2025	1,275,758	$11.254	3.27

At June 30, 2025, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$2.2900	434,784
$3.0188	32,609
$6.0000	583,334
$6.6000	35,000
$20.0000	29,000
$37.0000	11,331
$57.0000	149,700
1,275,758

The warrants exercisable at $57.00 per share at June 30, 2025 consist of 1,497,000 publicly-traded warrants, described herein on a pre-split 1-for-10 basis, that were issued as part of the Company’s November 2020 public offering of units, and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently now represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, the exercise of 10 warrants, each exercisable at $5.70, are required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00 per share.

Based on the closing fair market value of $0.905 per common share on June 30, 2025, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2025.

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

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020, to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser was required to devote at least 50% of his business time to the Company’s activities. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser, as a result of which such employment agreement expired on July 31, 2024. During the three months and six months ended June 30, 2024, the Company paid $43,750 and $87,500, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. The employment agreement with Mr. Forman terminated upon his resignation as an officer of the Company effective December 31, 2024. During the three months and six months ended June 30, 2024, the Company paid $50,000 and $100,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. Additionally, Mr. Forman was provided a monthly office rent allowance, pursuant to which the Company paid $3,780 and $9,098 during the three months and six months ended June 30, 2024.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. During the three months ended June 30, 2025 and 2024, the Company paid $43,750 and $43,750, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2025 and 2024, the Company paid $87,500 and $87,500, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023 to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Effective June 16, 2025, the employment agreement was amended to provide that Mr. van der Baan will serve as President and Chief Scientific Officer of the Company. Mr. van der Baan’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. van der Baan is eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement. During the three months ended June 30, 2025 and 2024, the Company paid $39,724 and $38,163, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2025 and 2024, the Company paid $77,201 and $76,579, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D. Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The term of the agreement is in effect from July 1, 2024 until the earliest of (i) termination by either party upon sixty days’ notice, (ii) Dr. Schellens’ death or disability, or (iii) termination by the Company for breach as provided in the agreement. Under the agreement, Dr. Schellens provides his services for two days per week with the specific days in each week based on arrangements agreed to from time to time between Dr. Schellens and the Company’s Chief Executive Officer. The Company pays Dr. Schellens an annual compensation of 104,000 Euros (approximately $122,000 as of June 30, 2025), payable on a monthly basis. During the three months ended June 30, 2025 and 2024, the Company paid $29,811 and $0, respectively, to Dr. Schellens under this consulting agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the six months ended June 30, 2025 and 2024, the Company paid $57,315 and $0, respectively, to Dr. Schellens under this consulting agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens and to terminate his consulting agreement, to allow Dr. Schellens to pursue other employment opportunities.

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. Upon his appointment, it was agreed that Dr. Bernards would receive annual compensation for his services on the Board of Directors only in the form of cash, in lieu of the annual June 30 grant of stock options as provided to the Company’s other non-officer directors. During the three months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $0 and $0, respectively, with respect to his annual cash board compensation. During the six months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $0 and $10,000, respectively, with respect to his annual cash board compensation.

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

Effective June 16, 2025, the Company entered into an employment agreement with Geordan Pursglove pursuant to which Mr. Pursglove was appointed as the Company’s Chief Executive Officer and Chairman of the Board of Directors for a term of three years, subject to automatic termination if the Company did not complete a successful financing that would enable it to maintain its listing on the Nasdaq Capital Market by July 3, 2025, which was accomplished on July 2, 2025. Under the employment agreement, Mr. Pursglove will receive an annual salary of $240,000, which may be increased from time to time in the sole discretion of the Board of Directors. At his election, Mr. Pursglove’s compensation will be payable in cash and/or restricted shares of common stock, or a combination thereof. He will also be eligible to receive an annual bonus as determined in the sole discretion of the Board of Directors in the form of cash or equity, or a combination thereof. Mr. Pursglove will not receive any additional compensation for serving as Chairman of the Board of Directors. During the three months and six months ended June 30, 2025, the Company paid $10,000 to Mr. Pursglove under this employment agreement, which cost is included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

Effective as of July 3, 2025, the end of the first trading day of the Company’s common stock immediately following the successful completion of the above referenced financing, as an inducement to Mr. Pursglove to join the Company, as a signing bonus, Mr. Pursglove was granted a stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.83 per share (the closing market price on the grant date), for a term of five years, exercisable on a cashless basis and vesting 50% on the grant date, 25% on September 30, 2025, and 25% on December 31, 2025, subject to continued service. The stock option grant was not issued under the Company’s 2020 Stock Incentive Plan. The stock option agreement provides for certain registration rights and for accelerated vesting upon the occurrence of certain events, including early termination of the agreement that is not the result of his voluntary termination or termination for cause, a sale or change in control of the Company, or a sale, licensing or other disposition of all or substantially all of the assets of the Company. The total fair value of the stock options to purchase 350,000 shares of common stock, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $728,671 ($2.0819 per share), which will be charged to operations from July 3, 2025 through December 31, 2025.

Compensatory Arrangements for Members of the Board of Directors

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation program for the non-officer directors for their services on the Board of Directors, which was subsequently amended effective May 25, 2022, July 9, 2024, and March 21, 2025. Subsequent to June 30, 2025, the Board of Directors commenced a review of this compensation program and is considering further revisions.

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

Chairman of any other committees – additional $5,000 per year

Member of audit committee – additional $5,000 per year

Member of any other committees – additional $2,500 per year

In conjunction with the Company’s efforts to preserve cash, the Board of Directors approved amendments to this compensation program, such that for the quarters ended June 30, 2024 through December 31, 2025, the non-officer directors (including Dr. Bernards) have received or will receive, in lieu of cash compensation, stock options exercisable for a period of five years, vesting immediately, to purchase common stock at an exercise price based on the closing market price upon issuance, with the amount of such stock options equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model.

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

Total cash compensation paid to non-officer directors was $0 and $0, respectively, for the three months ended June 30, 2025 and 2024. Total cash compensation paid to non-officer directors was $0 and $38,819, respectively, for the six months ended June 30, 2025 and 2024.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 6.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and six months ended June 30, 2025 and 2024, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Related party costs:
Cash-based	$123,285	$175,663	$232,016	$390,398
Stock-based	267,999	130,691	367,737	233,618
Total	$391,284	$306,354	$599,753	$624,016

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

As of June 30, 2025, unexpired stock options for 699,309 shares were issued and outstanding under the 2020 Plan and 50,691 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the six months ended June 30, 2025, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.80% to 3.950%
Expected dividend yield	0%
Expected volatility	128.78% to 130.70%
Expected life	2.5 to 3.5 years

For stock options requiring an assessment of value during the six months ended June 30, 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.290%
Expected dividend yield	0%
Expected volatility	126.45%
Expected life	2.5 to 3.5 years

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. van der Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months and six months ended June 30, 2024, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $9,695 and $19,390, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which was charged to operations ratably from July 1, 2022 through June 30, 2024. During the three months and six months ended June 30, 2024, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $23,655 and $47,310, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the three months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $4,088 and $12,396, respectively, with respect to these stock options. During the six months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $8,131 and $24,660, respectively, with respect to these stock options.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which was charged to operations ratably from July 1, 2023 through June 30, 2025. During the three months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $23,968 and $24,100, respectively, with respect to these stock options. During the six months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $47,672 and $48,068, respectively, with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bas van der Baan, Mr. van der Baan was granted a stock option to purchase 250,000 shares of the Company’s common stock. The stock option can be exercised on a cashless basis. The stock option is exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The stock option initially vested in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of this stock option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which was being charged to operations ratably from September 26, 2023 through September 30, 2026. Effective June 16, 2025, in connection with an amendment to Mr. van der Baan’s employment agreement (see Note 5), the stock option was deemed fully vested and the remaining unamortized fair value was charged to operations on such date, and the time period for Mr. van der Baan to exercise this stock option at any time in the future that he is no longer providing services to the Company as a consultant, employee or otherwise was increased from ninety days to one year. During the three months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $200,805 and $33,345, respectively, with respect to this stock option. During the six months ended June 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $233,784 and $66,690, respectively, with respect to this stock option.

On June 30, 2024, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $73,976 ($1.8494 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2026. During the three months and six months ended June 30, 2025, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $9,220 and $18,340, respectively, with respect to these stock options.

On June 30, 2024, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,598 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended June 30, 2024, divided by their grant date value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.6570 per share), which was charged to operations on June 30, 2024, the date on which the stock options were fully vested.

On July 1, 2024, in connection with the consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Dr. Schellens was granted a stock option to purchase 15,000 shares of the Company’s common stock. The stock option can be exercised on a cashless basis. The stock option is exercisable for a period of five years at an exercise e price of $2.39 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The stock option vested quarterly over a three-year period commencing on the last day of each calendar quarter commencing September 30, 2024. The fair value of this stock option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $29,074 ($1.9382 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2027. During the three months and six months ended June 30, 2025, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $2,418 and $4,810, respectively, with respect to this stock option. Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens and to terminate his consulting agreement.

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

On January 20, 2025, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,665 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.33 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended December 31, 2024, divided by their grant date value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.65002 per share). The grant date value of the stock options of $27,500 was accrued at December 31, 2024 and charged to operations at that date. During the six months ended June 30, 2025, there was no expense charged to operations with respect to these stock options.

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

On June 30, 2025, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.905 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $28,700 ($0.7175 per share), which is being charged to operations ratably from July 1, 2025 through June 30, 2027. During the three months and six months ended June 30, 2025, the Company did not record a charge to operations with respect to these stock options.

On June 30, 2025, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 42,648 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.905 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended June 30, 2025, divided by their grant date value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($0.6448 per share), which was charged to operations on June 30, 2025, the date on which the stock options were fully vested.

Gil Schwartzberg, a former director of the Company, died on October 30, 2022. Dr. John S. Kovach, the Chairman of the Board of Directors and the Company’s President and Chief Executive Officer, and Chief Scientific Officer, died on October 5, 2023, the employment agreement of the Company’s Chief Medical Officer, Dr. James S. Miser expired on July 31, 2024, the employment agreement of the Company’s Vice President and Chief Operating Officer, Eric J. Forman, terminated upon his resignation from the Company on December 31, 2024, and the consulting agreement of the Company’s Chief Medical Officer, Dr. Jan Schellens, was terminated effective with his resignation on July 31, 2025. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their services to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each such person contractually expire one year from the respective dates that their services to the Company terminated.

A summary of stock-based compensation costs for the three months and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Related parties	$267,999	$130,691	$367,737	$233,618
Non-related parties	—	—	—	—
Total stock-based compensation costs	$267,999	$130,691	$367,737	$233,618

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2024	613,232	$12.317
Granted	131,494	1.160
Exercised	—	—
Expired	—	—
Stock options outstanding at June 30, 2025	744,726	$10.347	2.99

Stock options exercisable at December 31, 2024	409,897	$17.100
Stock options exercisable at June 30, 2025	669,726	$11.196	2.87

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $91,000 at June 30, 2025, which will be recognized subsequent to June 30, 2025 over a weighted-average period of approximately 18 months.

At June 30, 2025, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.905	82,648	42,648
$1.210	32,181	32,181
$1.870	21,217	21,217
$1.950	250,000	250,000
$2.330	16,665	16,665
$2.370	56,598	36,598
$2.390	15,000	5,000
$5.025	8,750	8,750
$5.880	40,000	40,000
$7.400	55,000	55,000
$20.000	45,000	40,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
$60.000	8,333	8,333
$71.400	20,000	20,000
$120.000	8,334	8,334
	744,726	669,726

Based on the closing fair market value of $0.905 per common share on June 30, 2025, there was no intrinsic value attributed to exercisable but unexercised common stock options at June 30, 2025.

Outstanding stock options to acquire 75,000 shares of the Company’s common stock had not vested at June 30, 2025.

Upon the exercise of such stock options, the Company expects to satisfy the related stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

During the three months and six months ended June 30, 2025 and 2024, the Company did not record any provision for income taxes, as the Company incurred losses during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

8. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2025 and December 31, 2024, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At June 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $524,000, including clinical trial agreements of $293,000 and clinical trial monitoring agreements of $231,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing active contractual clinical trials described below as of June 30, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Planned Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	16 patients entered	December 2026	NCT06065462	$-0- (1)

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	June 2026	NCT06012734	-0- (1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	14	Determine MTD and RP2D	Fourteen patients entered	December 2025	NCT05809830	293,000

Total									$293,000

(1)	The Company has no financial contractual commitments associated with these clinical trials at June 30, 2025.

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

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial. The Investigational Review Board (IRB) of NKI has requested additional information with respect to these SAEs and the study has been paused for enrollment until the IRB’s questions have been satisfactorily addressed (see “Specific Risks Associated with the Company’s Business Activities - Serious Adverse Events” below for additional information).

The Company has no financial contractual commitment associated with this clinical trial.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement (the “Agreement”) with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 was given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The LB-100 dose was to be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry was to be expanded so that a total of 12 patients would be evaluable at the RP2D to determine the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival, and overall survival.

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at June 30, 2025 and December 31, 2024.

During the three months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $78,015, respectively, pursuant to this Agreement. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $78,015, respectively, pursuant to this Agreement. As of June 30, 2025, total costs of $732,532 had been incurred pursuant to this Agreement.

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

As of June 30, 2025, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

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

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the three months ended June 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. During the six months ended June 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. Through June 30, 2025, the Company has incurred charges of $685,107 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $293,000 for the Phase 1b portion of this clinical trial as of June 30, 2025, which is scheduled to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $4,614 and $8,228 pursuant to this letter of intent and subsequent work order. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $11,892 and $8,228 pursuant to this letter of intent and subsequent work order. As of June 30, 2025, total costs of $38,655 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $57,000 as of June 30, 2025, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $4,500, respectively, pursuant to this work order. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $9,000, respectively, pursuant to this work order. As of June 30, 2025, total costs of $87,823 had been incurred pursuant to this work order agreement.

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

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $3,750 and $7,203, respectively, pursuant to this work order. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $7,622 and $12,732, respectively, pursuant to this work order. As of June 30, 2025, total costs of $57,077 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $95,000 as of June 30, 2025, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight was expected to be completed by May 31, 2027.

Costs under this work order agreement were estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During three months and six months ended June 30, 2025, the Company incurred costs of $4,500 and $9,000, respectively, pursuant to this work order. As of June 30, 2025, total costs of $29,191 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $79,000 as of June 30, 2025, which was expected to be incurred through May 31, 2027.

The Company was recently notified that the preparations for this clinical trial were suspended and the clinical trial is not expected commence. Accordingly, the Company expects that this agreement will be terminated and the Company will have no further financial commitment or cost.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, which the Company is required to pursue based on “commercially reasonable efforts” as defined in the License Agreement, with deadlines of October 1, 2024, 2027, 2029 and 2031, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 was defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The Company had not commenced a Phase 2 clinical study as of June 30, 2025. The total of all such benchmark payments is $1,225,000.

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

During the three months ended June 30, 2025 and 2024, the Company incurred costs of $7,397 and $7,455, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $14,794 and $60,569, respectively, in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of June 30, 2025, total costs of $90,438 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,765,000 as of June 30, 2025, which is expected to be incurred over approximately the next twenty years.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to have its president, Dr. Daniel D. Von Hoff, M.D., serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated by mutual agreement effective September 30, 2024. Consulting and advisory fees charged to operations pursuant to this consulting agreement were $4,000 and $8,000 for the three months and six months ended June 30, 2024, respectively.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,800 and $7,200 during the three months ended June 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $24,800 and $27,200 during the six months ended June 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 4, 2024, the Company entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year commencing upon the dosing of the first patient in the trial at a project cost of 100,000 Euros.

During the three months ended June 30, 2025 and 2024, the Company incurred charges of $0 and $67,119, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company incurred charges of $0 and $134,084, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2025, total costs of $695,918 have been incurred pursuant to this agreement.

The Company was recently notified that the preparations for this clinical trial were suspended and the clinical trial is not expected commence. Accordingly, the Company expects that this agreement will be terminated and the Company will have no further financial commitment or cost.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $6,765 and $5,976, respectively, pursuant to this contract. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $34,857 and $9,870, respectively, pursuant to this contract. As of June 30, 2025, total costs of $375,379 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $90,000 as of June 30, 2025.

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

If an SAE or a pattern of SAEs is observed during the course of a clinical trial involving the Company’s drug candidate, the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities may issue a clinical hold, requiring the Company to pause or discontinue further enrollment and dosing in the Company’s clinical trial. It is also possible that the clinical trial could be terminated. Any of these actions could delay or halt the development of the Company’s drug candidate, increase development costs, and negatively impact the Company’s ability to ultimately achieve regulatory approval. Additionally, if an SAE is confirmed to be drug-related, the Company may be required to conduct additional studies, modify the study design, or abandon further development of the drug candidate altogether, which could materially impact the Company’s business, financial condition, and prospects.

The occurrence of an SAE and any resulting clinical hold could also harm the Company’s reputation with patients, physicians, health institutions, and investors, diminish the Company’s ability to attract clinical trial participants, and damage the Company’s ability to interest investors and obtain financing in the future. There can be no assurances that the Company will not experience such SAEs in the future or that any related clinical hold will be lifted in a timely manner, or at all.

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

Given the identified adverse events in the two patients in the clinical trial, the IRB requested from the principal investigator of the study at the NKI information as to whether the adverse events could have been caused by the combination of LB-100 and atezolizumab and information about the mode of action of the combination of LB-100 and atezolizumab. The principal investigator prepared a response to the IRB detailing the safety experience with LB-100 given alone and in combination with other cancer drugs, especially doxorubicin and dostarlimab. Doxorubicin is a well-known chemotherapy, and dostarlimab is a well-known immunotherapy of which the mode of action is closely related to that of atezolizumab.

The reported adverse events in the colorectal cancer study have not been seen in any other patients thus far treated with LB-100 alone or in combination with other cancer drugs. Through early July 2025, the Company has been informed that a total of 82 patients had received or were receiving experimental treatment with LB-100.

In May 2025, the Company updated the safety overview of LB-100 and delivered the updated version 5.0 of the Investigator’s Brochure (the “IB”), which contains all of the relevant preclinical, clinical and pharmacologic data with respect to the study of the LB-100 clinical compound in humans, to the investigators of all ongoing clinical trials. The investigators of the study in colorectal cancer (NCT06012734) submitted a detailed response to the IRB, including the updated IB. The Company is currently awaiting the outcome of the IRB review.

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

Potential Recession. There have been some indications that the United States economy may be at risk of entering a recessionary period. Although it does not appear likely at this time, an economic recession could impact the general business environment and the capital markets, which could, in turn, affect the Company.

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

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than as described below or elsewhere in the notes to the consolidated financial statements, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

Sale of Common Stock, Preferred Stock, Pre-Funded Common Stock Purchase Warrants, and Common Stock Purchase Warrants; Exercise of Pre-Funded Common Stock Purchase Warrants

July 2, 2025 Equity Offering:

On June 30, 2025, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”) 59,552 shares (the “Common Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”); Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase 2,322,532 shares of Common Stock; common stock warrants (the “Common Stock Warrants”) to purchase 6,355,214 shares of Common Stock; and 3,573,130 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Shares”). Each Preferred Share is convertible into one share of Common Stock, subject to standard adjustments such as stock splits and stock dividends. The Preferred Shares are non-voting, except that certain actions of the Company may not be taken except upon approval of holders who own a majority in stated value of the Preferred Shares. The Preferred Shares bear an 8% per annum cumulative dividend non-compounding and payable at conversion either in cash or, at the holder’s election, in shares of Common Stock valued at the then effective conversion rate. The holders of the Preferred Shares have the right to designate two members to the Company’s Board of Directors.

The Common Shares, Pre-Funded Warrants, the Preferred Shares, the Common Stock Warrants and the shares of Common Stock underlying the Common Stock Warrants, Pre-Funded Warrants and Preferred Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company filed a registration statement on Form S-1 (the “Resale Registration Statement”) to cover the resale of the Common Shares and any shares of Common Stock underlying the Pre-Funded Warrants, the Common Stock Warrants, the Placement Agent Warrants and the Preferred Shares, which was declared effective by the Securities and Exchange Commission on July 15, 2025.

The Offering was priced at-the-market under Nasdaq rules at $0.8396 per common stock unit, with each unit consisting of one share of common stock at a price of $0.7146 and one common stock warrant at a price of $0.125 to acquire one share of common stock at an exercise price of $1.00 per share. The Offering resulted in gross proceeds of $5,050,000 before deducting the placement agent’s fees and related offering expenses of approximately $824,000. The initial Offering closed on July 2, 2025 with the Company receiving gross proceeds of approximately $4,050,000. The remaining $1,000,000 of gross proceeds were paid on July 18, 2025 upon the Resale Registration Statement having been declared effective.

Pursuant to a Placement Agent Agreement dated as of June 30, 2025, the Company engaged Spartan Capital Securities, LLC (the “Placement Agent”) to act as the Company’s exclusive placement agent in connection with the Offering. The Company paid the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds raised in the Offering, a non-accountable expense allowance of 1.0% of the aggregate gross proceeds raised in the Offering, and $125,000 for its expenses including legal fees.

On the Closing Date, the Company issued to the Placement Agent warrants (the “Placement Agent’s Warrants”) to purchase up to 315,626 shares of Common Stock, which represented 5% of the Shares and Pre-Funded Warrants sold in the Offering. The Placement Agent’s Warrants had an exercise price of 125% of the offering price and otherwise had the same terms as the Common Stock Warrants. On July 15, 2025, the Placement Agent’s warrants were exercised on a cashless basis, resulting in the Placement Agent being issued 221,690 shares of the Company’s Common Stock.

During the period from July 2, 2025 through August 5, 2025, 658,455 pre-funded warrants exercisable at $0.00001 per share and sold in the private placement, were exercised, resulting in the issuance of 658,455 shares of Common Stock.

July 8, 2025 Equity Offering:

On July 3, 2025, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”) 210,675 shares (the “Common Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase 763,351 shares of Common Stock, at an offering price of $1.54 per share.

The Offering resulted in gross proceeds of $1,500,000 before deducting placement agent’s fees and related offering expenses of $160,000. The Offering closed on July 8, 2025.

Pursuant to a Placement Agent Agreement dated as of July 3, 2025 (the “Placement Agent Agreement”), the Company engaged Spartan Capital Securities, LLC (the “Placement Agent”) to act as the Company’s exclusive placement agent in connection with the Offering. The Company paid the Placement Agent a cash fee equal to 8.0% of the aggregate gross proceeds raised in the Offering, and agreed to reimburse the Placement Agent $40,000 for its legal fees.

During the period from July 8, 2025 through August 5, 2025, 654,000 pre-funded warrants exercisable at $0.00001 per share and sold in the direct registered offering, were exercised, resulting in the issuance of 654,000 shares of Common Stock.

Resignation of Certain Directors and Officers; Appointment of New Directors

As described above, the Company entered into a Securities Purchase Agreement with certain purchasers named therein pursuant to which, among other things, the Company issued to the purchasers 3,573,190 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”). The Certificate of Designation for the Preferred Shares grants to the holders the right to designate two members to the Company’s Board of Directors (the “Board”), and the holders designated Jason Sawyer and Dr. Michael Holloway as members of the Board. At a meeting of the Board on July 18, 2025, Mr. Sawyer and Dr. Holloway were appointed as independent members of the Board.

In connection with such appointment, Dr. Stephen Forman and Dr. Yun Yen resigned from the Board and were contemporaneously appointed to serve as members of the Company’s Scientific Advisory Committee. Mr. Sawyer will replace Dr. Yen as Chairman of the Compensation Committee and as a member of the Audit Committee. The compensation of Mr. Sawyer and Dr. Holloway will be determined by the Compensation Committee of the Board as part of an overall review of the Company’s compensation program for its independent directors.

Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Jan Schellens, the Company’s Chief Medical Officer, and to terminate his consulting agreement dated as of May 31, 2024, to allow Dr. Schellens to pursue other employment opportunities.

Other Matters

Effective August 4, 2025, the Company entered into a Market Awareness Agreement (the “Agreement”) with MicroCap Advisory, LLC for a term of six months to develop a clear, impactful, and marketable corporate strategy to identify, reach and engage with potential investors. Following the initial 30 day term of the Agreement, either party may terminate it without cause by providing the other party with at least 15 days prior written notice. This corporate strategy is intended to serve as the foundation for a comprehensive investor communications program for the Company.

The Agreement provides for a one-time account set-up fee of $15,000 and a cash fee of $125,000 per month over a period of six months, subject to increase, depending on news, events, or other opportunities to amplify public awareness, which will be reviewed and approved by both parties. In addition, the Agreement provides for the issuance of 48,000 shares of the Company’s common stock to MicroCap Advisory, LLC. upon its signing. The Company has agreed to reimburse MicroCap Advisory, LLC for any pre-approved expenses incurred, including analyst reports and travel expenses.

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

The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100.

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

Recent Significant Developments

Sale of Common Stock, Preferred Stock, Pre-Funded Common Stock Purchase Warrants, and Common Stock Purchase Warrants

On July 2, 2025, the Company closed a private placement for gross proceeds of $5,050,000, consisting of shares of common stock, pre-funded warrants to purchase shares of common stock, warrants to purchase shares of common stock, and shares of Series B Convertible Preferred Stock.

On July 8, 2025, the Company closed a registered direct offering for gross proceeds of $1,500,000, consisting of shares of common stock and pre-funded warrants to purchase shares of common stock.

Information with respect to these equity financings is provided at Note 9 to the condensed consolidated financial statements for the three months and six months ended June 30, 2025 and 2024 included elsewhere in this document.

Resignation of Certain Directors and Officers; Appointment of New Directors

As described above, the Company entered into a Securities Purchase Agreement with certain purchasers named therein pursuant to which, among other things, the Company issued to the purchasers 3,573,190 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”). The Certificate of Designation for the Preferred Shares grants to the holders the right to designate two members to the Company’s Board of Directors (the “Board”), and the holders designated Jason Sawyer and Dr. Michael Holloway as members of the Board. At a meeting of the Board on July 18, 2025, Mr. Sawyer and Dr. Holloway were appointed as independent members of the Board.

In connection with such appointment, Dr. Stephen Forman and Dr. Yun Yen resigned from the Board and were contemporaneously appointed to serve as members of the Company’s Scientific Advisory Committee. Mr. Sawyer will replace Dr. Yen as Chairman of the Compensation Committee and as a member of the Audit Committee. The compensation of Mr. Sawyer and Dr. Holloway will be determined by the Compensation Committee of the Board as part of an overall review of the Company’s compensation program for its independent directors.

Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Jan Schellens, the Company’s Chief Medical Officer, and to terminate his related consulting agreement dated as of May 31, 2024, to allow Dr. Schellens to pursue other employment opportunities.

Summary of News Release

July 9, 2025 –

The Company issued a news release announcing that the Medical Journal Nature published findings by a team of physician scientists that validate the scientific premise underlying the Company’s ongoing clinical trials for Ovarian and Colorectal cancers

The team led by principal investigator Amir Jazaeri, MD, professor of Gynecologic Oncology and Reproductive Medicine at The University of Texas MD Anderson Cancer Center, studied survival outcomes of Ovarian Clear Cell Carcinoma (OCCC) patients treated with immune checkpoint blockade therapy (clinicaltrials.gov identifier: NCT03026062). The study showed that patients having tumors with inactivating mutations in PPP2R1A — the major scaffold subunit of protein phosphatase 2A (PP2A) — had significantly better overall survival, compared with patients who did not have this mutation in their tumors.

Inactivating mutations in PPP2R1A are known to reduce the enzymatic activity of PP2A, which is the target of the Company’s lead compound LB-100. Tumors with mutations in PPP2R1A were found to have increased the interferon gamma response pathway, which is known to be associated with improved immune checkpoint responses.

The Company is currently investigating the activity of LB-100 in combination with checkpoint immunotherapy in two clinical trials. The first is enrolling patients with OCCC, led by Dr. Jazaeri at MD Anderson Cancer Center, and also is open at Northwestern University. In this trial, the Company is collaborating with GSK to test LB-100 in combination with dostarlimab (anti PD1). In the second trial, at the Netherlands Cancer Institute, the Company is collaborating with Roche to test LB-100 in combination with atezolizumab (anti PDL1) in colon cancer patients.

Going Concern

For the six months ended June 30, 2025, the Company recorded a net loss of $1,485,228 and used cash in operations of $1,055,968. At June 30, 2025, the Company had cash of $887,212 available to fund its operations.

Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At June 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $524,000, which are currently scheduled to be incurred through approximately December 31, 2027.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenues and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements also do not reflect any adjustments relating to the recoverability of assets and liabilities that might be necessary if the Company is unable to continue as a going concern

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities, including its ongoing clinical trials. The amount and timing of future cash requirements depends in substantial part on the pace, design and results of the Company’s clinical trial program, which, in turn, depends on the availability of operating capital to fund such activities.

Based on current operating plans, the Company estimates that its existing cash resources at June 30, 2025, together with the net proceeds from the July 2, 2025 private placement, and the July 8, 2025 registered direct offering, will provide sufficient working capital to fund the Company’s operations as currently configured, including its ongoing clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100, for at least the next 12 months. However, existing cash resources will not be sufficient to complete the development of and to obtain regulatory approval for the Company’s product candidate, which would require significant additional operating capital.

In addition, as a result of the appointment of a new Chairman and Chief Executive Officer in June 2025, the completion of the July 2025 equity financings, and other changes in senior management and the Board of Directors in July 2025, the Company’s operating strategies and business plans may change, including the incurrence of additional personnel and operating costs, which may require that the Company raise additional capital to fund operations. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to fund its operations.

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

Nasdaq Compliance

The Company’s common stock and public warrants are traded on the Nasdaq Capital Market under the symbols “LIXT” and “LIXTW”, respectively.

On June 2, 2023, the Company effected a 1-for-10 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of the Nasdaq Stock Market LLC (“Nasdaq”).

On August 19, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”).

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

As of February 18, 2025, the Company had not regained compliance with the Stockholders’ Equity Requirement. On February 19, 2025, the Company received a Staff determination letter stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. The Company timely requested a Hearing before a Nasdaq Hearings Panel (the “Panel”), which automatically stayed Nasdaq’s suspension or delisting of the Company’s common stock and public warrants pending the Panel’s decision.

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

On July 2, 2025, the Company closed a private placement for $5,050,000, consisting of shares of common stock, pre-funded warrants to purchase shares of common stock, warrants to purchase shares of common stock, and shares of Series B Convertible Preferred Stock, and on July 8, 2025, the Company closed a registered direct offering for $1,500,000, consisting of shares of common stock and pre-funded warrants to purchase shares of common stock.

On July 15, 2025, the Company received notice from Nasdaq that the Panel found that the Company was in compliance with the Stockholders’ Equity Requirement. The Company was also notified that it will remain subject to a “Panel Monitor”, as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Nasdaq notice, through July 15, 2026. If, during the term of the Panel Monitor, the Company does not continue to remain in compliance with the Stockholders’ Equity Requirement, the Company will not be provided with the opportunity to submit a compliance plan for review by the Listing Qualifications Staff and must instead request a hearing before the Panel to address the deficiency, with such request staying any further action with respect to the Company’s listing on Nasdaq pending completion of the hearing process.

The Company is undertaking measures to maintain compliance under Nasdaq’s continued listing requirements and to remain listed on the Nasdaq Capital Market. However, there can be no assurances that the Company will ultimately be able to maintain compliance with the Stockholders’ Equity Requirement, or be able to maintain compliance with all other applicable requirements for continued listing on the Nasdaq Capital Market. The Company’s failure to meet these requirements would result in the Company’s securities being delisted from the Nasdaq Capital Market.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2025 and 2024 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2025 and 2024 included elsewhere in this document.

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

Segment Information

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates in a single reportable segment, which consists of the development of a drug class called Protein Phosphatase 2A inhibitors, and is comprised of the consolidated financial results of the Company. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss.

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

As a result of such review and analysis, patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property, primarily related to LB-100, decreased to $17,303 for the three months ended June 30, 2025, as compared to $63,612 for the three months ended June 30, 2024, a decrease of $46,309, or 72.8%. Patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property, primarily related to LB-100, decreased to $73,386 for the six months ended June 30, 2025, as compared to $146,823 for the six months ended June 30, 2024, a decrease of $73,437, or 50.0%.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 2023 equity financing, the February 2025 equity financing, and the July 2025 equity financings meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At June 30, 2025 and December 31, 2024, the Company did not have any liability-classified warrants.

Summary of Business Activities and Plans

Company Overview

The Company is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100.

The Company believes that the mechanism by which LB-100 affects cancer cell growth is different from cancer agents currently approved for clinical use. LB-100 is currently being tested in clinical trials in Ovarian Clear Cell Carcinoma, Metastatic Colon Cancer, and Advanced Soft Tissue Sarcoma. LB-100 has shown anti-cancer activity in animal models of glioblastoma multiforme, neuroblastoma, and medulloblastoma, all cancers of neural tissue. LB-100 has also been shown to enhance the effectiveness of commonly used anti-cancer drugs in animal models of melanoma, breast cancer and sarcoma. The enhancement of anti-cancer activity of these anti-cancer drugs occurs at doses of LB-100 that do not significantly increase toxicity in animals. It is therefore hoped that, when combined with standard anti-cancer regimens against many tumor types, LB-100 will improve therapeutic benefit.

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

If an SAE or a pattern of SAEs is observed during the course of a clinical trial involving the Company’s drug candidate, the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities may issue a clinical hold, requiring the Company to pause or discontinue further enrollment and dosing in the Company’s clinical trial. It is also possible that the clinical trial could be terminated. Any of these actions could delay or halt the development of the Company’s drug candidate, increase development costs, and negatively impact the Company’s ability to ultimately achieve regulatory approval. Additionally, if an SAE is confirmed to be drug-related, the Company may be required to conduct additional studies, modify the study design, or abandon further development of the drug candidate altogether, which could materially impact the Company’s business, financial condition, and prospects.

The occurrence of an SAE and any resulting clinical hold could also harm the Company’s reputation with patients, physicians, health institutions, and investors, diminish the Company’s ability to attract clinical trial participants, and damage the Company’s ability to interest investors and obtain financing in the future. There can be no assurances that the Company will not experience such SAEs in the future or that any related clinical hold will be lifted in a timely manner, or at all.

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

Given the identified adverse events in the two patients in the clinical trial, the IRB requested from the principal investigator of the study at the NKI information as to whether the adverse events could have been caused by the combination of LB-100 and atezolizumab and information about the mode of action of the combination of LB-100 and atezolizumab. The principal investigator prepared a response to the IRB detailing the safety experience with LB-100 given alone and in combination with other cancer drugs, especially doxorubicin and dostarlimab. Doxorubicin is a well-known chemotherapy, and dostarlimab is a well-known immunotherapy of which the mode of action is closely related to that of atezolizumab.

The reported adverse events in the colorectal cancer study have not been seen in any other patients thus far treated with LB-100 alone or in combination with other cancer drugs. Through early July 2025, the Company has been informed that a total of 82 patients had received or were receiving experimental treatment with LB-100.

In May 2025, the Company updated the safety overview of LB-100 and delivered the updated version 5.0 of the Investigator’s Brochure (the “IB”), which contains all of the relevant preclinical, clinical and pharmacologic data with respect to the study of the LB-100 clinical compound in humans, to the investigators of all ongoing clinical trials. The investigators of the study in colorectal cancer (NCT06012734) submitted a detailed response to the IRB, including the updated IB. The Company is currently awaiting the outcome of the IRB review.

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

Potential Recession. There have been some indications that the United States economy may be at risk of entering a recessionary period. Although it does not appear likely at this time, an economic recession could impact the general business environment and the capital markets, which could, in turn, affect the Company.

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

Results of Operations

At June 30, 2025, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$—	$—	$—	$—

Costs and expenses:
Research and development costs	60,648	210,708	152,105	329,772
General and administrative costs	714,161	798,448	1,329,644	1,646,263
Total costs and expenses	774,809	1,009,156	1,481,749	1,976,035
Loss from operations	(774,809)	(1,009,156)	(1,481,749)	(1,976,035)
Interest income	365	2,233	806	5,092
Interest expense	(1,810)	(4,154)	(4,945)	(11,340)
Foreign currency gain	581	158	660	42
Net loss	$(775,673)	$(1,010,919)	$(1,485,228)	$(1,982,241)

Net loss per common share – basic and diluted	$(0.29)	$(0.45)	$(0.57)	$(0.88)

Weighted average common shares outstanding – basic and diluted	2,720,533	2,249,290	2,596,509	2,249,290

Three Months Ended June 30, 2025 and 2024

Revenues. The Company did not have any revenues for the three months ended June 30, 2025 and 2024.

Research and Development Costs. For the three months ended June 30, 2025, research and development costs were $60,648, which consisted of clinical and related oversight costs of $11,601, compound maintenance costs of $20,265, regulatory service costs of $1,190, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $27,592.

For the three months ended June 30, 2024, research and development costs were $210,708, which consisted of clinical and related oversight costs of $97,947, compound maintenance costs of $5,976, regulatory service costs of $1,956, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $104,829.

Included in preclinical research costs for the three months ended June 30, 2025 and 2024 were $0 and $67,119, respectively, of costs paid to the Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with the Netherlands Cancer Institute, which provided for additional research activities, extended the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company.

On October 4, 2024, the Company entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year commencing upon the dosing of the first patient in the clinical trial at a project cost of 100,000 Euros (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below). The Company was recently notified that the preparations for this clinical trial were suspended and the clinical trial is not expected commence. Accordingly, the Company expects that this agreement will be terminated and the Company will have no further financial commitment or cost.

Research and development costs decreased by $150,060, or 71.2%, in 2025 as compared to 2024, primarily as a result of a decrease in clinical and related oversight costs of $86,346 and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $77,237, offset by an increase in compound maintenance costs of $14,289.

General and Administrative Costs. For the three months ended June 30, 2025, general and administrative costs were $714,161, which consisted of the fair value of vested stock options issued to directors and officers of $267,999 (including quarterly director and board committee fees of $27,500 and the acceleration of the vesting of stock options held by Bas van der Baan of $167,460 as a result of the amendment of his employment contract), patent and licensing legal and filing fees and costs of $17,303, other consulting and professional fees of $206,362, insurance expense of $64,277, officer compensation and related costs of $104,947, licensing and royalties of $7,397, shareholder reporting costs of $7,353, listing fees of $13,250, filing fees of $5,420, investor relations of $11,397, taxes and licenses of $5,056, and other operating costs of $3,400.

For the three months ended June 30, 2024, general and administrative costs were $798,448, which consisted of the fair value of vested stock options issued to directors and officers of $130,691 (including quarterly director and board committee fees of $27,500), patent and licensing legal and filing fees and costs of $63,612, other consulting and professional fees of $191,529, insurance expense of $126,873, officer compensation and related costs of $191,971, licensing and royalties of $7,455, shareholder reporting costs of $3,811, listing fees of $12,375, filing fees of $11,319, investor relations of $17,397, taxes and licenses of $15,406, rent of $4,230, conference fees of $14,475, and other operating costs of $7,304.

General and administrative costs decreased by $84,287, or 10.6%, in 2025 as compared to 2024, primarily as a result of decreases in patent and licensing legal and filing fees and costs of $46,309, insurance expense of $62,596, officer compensation and related costs of $87,024, investor relations of $6,000, taxes and licenses of $10,350, filing fees of $5,899, rent of $3,855, and conference fees of $14,475, offset by increases in fair value of vested stock options issued to directors and officers of $137,308, other consulting and professional fees of $14,833 and shareholder reporting of $3,542.

Interest Income. For the three months ended June 30, 2025, the Company had interest income of $365, as compared to interest income of $2,233 for the three months ended June 30, 2024, related to the investment of the Company’s cash resources.

Interest Expense. For the three months ended June 30, 2025, the Company had interest expense of $1,810, as compared to interest expense of $4,154 for the three months ended June 30, 2024, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain. For the three months ended June 30, 2025, the Company had a foreign currency gain of $581, as compared to a foreign currency gain of $158 for the three months ended June 30, 2024, from foreign currency transactions.

Net Loss. For the three months ended June 30, 2025, the Company incurred a net loss of $775,673, as compared to a net loss of $1,010,919 for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 and 2024

Revenues. The Company did not have any revenues for the six months ended June 30, 2025 and 2024.

Research and Development Costs. For the six months ended June 30, 2025, research and development costs were $152,105, which consisted of clinical and related oversight costs of $27,470, compound maintenance costs of $53,083, regulatory service costs of $1,190, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $70,362.

For the six months ended June 30, 2024, research and development costs were $329,772, which consisted of clinical and related oversight costs of $107,977, compound maintenance costs of $9,870, regulatory service costs of $2,616, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $209,309.

Included in preclinical research costs for the six months ended June 30, 2025 and 2024 were $0 and $134,084, respectively, of costs paid to the Netherlands Cancer Institute, On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

On October 3, 2023, the Company entered into Amendment No. 2 to the Development Collaboration Agreement with the Netherlands Cancer Institute, which provided for additional research activities, extended the termination date of the Development Collaboration Agreement by two years to October 8, 2026, and added 500,000 Euros to the operating budget being funded by the Company.

On October 4, 2024, the Company entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year commencing upon the dosing of the first patient in the clinical trial at a project cost of 100,000 Euros (see “Principal Commitments – Other Significant Agreements and Contracts – Netherlands Cancer Institute” below). The Company was recently notified that the preparations for this clinical trial were suspended and the clinical trial is not expected commence. Accordingly, the Company expects that this agreement will be terminated and the Company will have no further financial commitment or cost.

Research and development costs decreased by $177,667, or 53.9%, in 2025 as compared to 2024, primarily as a result of a decrease in clinical and related oversight costs of $80,507 and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $138,947, offset by an increase in compound maintenance costs of $43,213.

General and Administrative Costs. For the six months ended June 30, 2025, general and administrative costs were $1,329,644, which consisted of the fair value of vested stock options issued to directors and officers of $367,737 (including quarterly director and board committee fees of $55,000 and the acceleration of the vesting of stock options held by Bas van der Baan of $167,460 as a result of the amendment of his employment contract), patent and licensing legal and filing fees and costs of $73,386, other consulting and professional fees of $439,182, insurance expense of $128,553, officer compensation and related costs of $195,711, cash-based director and board committee fees of $0, licensing and royalties of $14,795, shareholder reporting costs of $12,164, listing fees of $46,500, filing fees of $15,170, investor relations of $22,794, taxes and licenses of $10,113, travel and entertainment of $435, and other operating costs of $5,587, offset by a rent refund of $2,483.

For the six months ended June 30, 2024, general and administrative costs were $1,646,263, which consisted of the fair value of vested stock options issued to directors and officers of $233,618 (including quarterly director and board committee fees of $27,500), patent and licensing legal and filing fees and costs of $146,823, other consulting and professional fees of $363,972, insurance expense of $253,727, officer compensation and related costs of $387,589, cash-based director and board committee fees of $38,819, licensing and royalties of $60,569, shareholder reporting costs of $12,749, listing fees of $24,750, filing fees of $19,053, investor relations of $34,794, taxes and licenses of $30,813, rent of $9,881, conference fees of $14,475, travel and entertainment of $9,725, and other operating costs of $4,906.

General and administrative costs decreased by $316,619, or 19.2%, in 2025 as compared to 2024, primarily as a result of decreases in patent and licensing legal and filing fees and costs of $73,437, insurance expense of $125,174, officer compensation and related costs of $191,878, cash-based director and board committee fees of $38,819, licensing and royalties of $45,774, investor relations of $12,000, taxes and licenses of $20,700, rent of $12,364, conference fees of $14,475, and travel and entertainment of $9,290, offset by increases in the fair value of vested stock options issued to directors and officers of $134,119, other consulting and professional fees of $75,210 and listing fees of $21,750.

Interest Income. For the six months ended June 30, 2025, the Company had interest income of $806, as compared to interest income of $5,092 for the six months ended June 30, 2024, related to the investment of the Company’s cash resources.

Interest Expense. For the six months ended June 30, 2025, the Company had interest expense of $4,945, as compared to interest expense of $11,340 for the six months ended June 30, 2024, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Foreign Currency Gain. For the six months ended June 30, 2025, the Company had a foreign currency gain of $660, as compared to a foreign currency gain of $42 for the six months ended June 30, 2024, from foreign currency transactions.

Net Loss. For the six months ended June 30, 2025, the Company incurred a net loss of $1,485,228, as compared to a net loss of $1,982,241 for the six months ended June 30, 2024.

Liquidity and Capital Resources – June 30, 2025

The Company’s condensed consolidated statements of cash flows as discussed herein are as follows:

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(1,055,968)	$(1,608,266)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	904,228	—
Net decrease in cash	$(151,740)	$(1,608,266)

At June 30, 2025, the Company had working capital of $452,630, as compared to working capital of $827,219 at December 31, 2024, reflecting a net decrease in working capital of $374,589 for the six months ended June 30, 2025. The decrease in working capital during the six months ended June 30, 2025 was primarily the result of the level of continuing expenditures related to the Company’s ongoing operations, offset in part by the net proceeds of $914,228 from the sale of securities in a registered direct offering and concurrent private placement that closed on February 13, 2025. At June 30, 2025, the Company had cash of $887,212 available to fund its operations.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenues and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements also do not reflect any adjustments relating to the recoverability of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its research and development activities, including its ongoing clinical trials. The amount and timing of future cash requirements depends in substantial part on the pace, design and results of the Company’s clinical trial program, which, in turn, depends on the availability of operating capital to fund such activities.

Based on current operating plans, the Company estimates that its existing cash resources at June 30, 2025, together with the net proceeds from the July 2, 2025 private placement, and the July 8, 2025 registered direct offering, will provide sufficient working capital to fund the Company’s operations as currently configured, including its ongoing clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100, for at least the next 12 months. However, existing cash resources will not be sufficient to complete the development of and to obtain regulatory approval for the Company’s product candidate, which would require significant additional operating capital.

In addition, as a result of the appointment of a new Chairman and Chief Executive Officer in June 2025, the completion of the July 2025 equity financings, and other changes in senior management and the Board of Directors in July 2025, the Company’s operating strategies and business plans may change, including the incurrence of additional personnel and operating costs, which may require that the Company raise additional capital to fund operations. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to fund its operations.

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

At June 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $524,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At June 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the six months ended June 30, 2025, operating activities utilized cash of $1,055,968, as compared to utilizing cash of $1,608,266 for the six months ended June 30, 2024, to fund the Company’s ongoing research and development activities and other operating expenses.

Investing Activities. For the six months ended June 30, 2025 and 2024, the Company did not have any investing activities.

Financing Activities. For the six months ended June 30, 2025, financing activities consisted of the gross proceeds from the sale of securities in the Company’s registered direct offering of $1,050,003, reduced by offering costs of $135,775, and the payment of deferred offering costs of $10,000. For the six months ended June 30, 2024, the Company had no financing activities.

Principal Commitments

Clinical Trial Agreements

At June 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $524,000, including clinical trial agreements of $293,000 and clinical trial monitoring agreements of $231,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing active contractual clinical trials described below as of June 30, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Planned Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	16 patients entered	December 2026	NCT06065462	$-0- (1)

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	June 2026	NCT06012734	-0- (1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	14	Determine MTD and RP2D	Fourteen patients entered	December 2025	NCT05809830	293,000

Total									$293,000

(1)	The Company has no financial contractual commitments associated with these clinical trials at June 30, 2025.

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

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial. The Investigational Review Board (IRB) of NKI has requested additional information with respect to these SAEs and the study has been paused for enrollment until the IRB’s questions have been satisfactorily addressed (see “Specific Risks Associated with the Company’s Business Activities - Serious Adverse Events” below for additional information).

The Company has no financial contractual commitment associated with this clinical trial.

City of Hope. Effective January 18, 2021, the Company executed a Clinical Research Support Agreement (the “Agreement”) with the City of Hope National Medical Center, an NCI-designated comprehensive cancer center, and City of Hope Medical Foundation (collectively, “City of Hope”), to carry out a Phase 1b clinical trial of LB-100, the Company’s first-in-class protein phosphatase inhibitor, combined with an FDA-approved standard regimen for treatment of untreated extensive-stage disease small cell lung cancer (“ED-SCLC”). LB-100 was given in combination with carboplatin, etoposide and atezolizumab, an FDA-approved standard of care regimen, to previously untreated ED-SCLC patients. The LB-100 dose was to be escalated with the standard fixed doses of the 3-drug regimen to reach a recommended Phase 2 dose (“RP2D”). Patient entry was to be expanded so that a total of 12 patients would be evaluable at the RP2D to determine the safety of the LB-100 combination and to look for potential therapeutic activity as assessed by objective response rate, duration of overall response, progression-free survival, and overall survival.

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at June 30, 2025 and December 31, 2024.

During the three months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $78,015, respectively, pursuant to this Agreement. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $78,015, respectively, pursuant to this Agreement. As of June 30, 2025, total costs of $732,532 had been incurred pursuant to this Agreement.

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

As of June 30, 2025, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

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

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the three months ended June 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. During the six months ended June 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. Through June 30, 2025, the Company has incurred charges of $685,107 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $293,000 for the Phase 1b portion of this clinical trial as of June 30, 2025, which is scheduled to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $4,614 and $8,228 pursuant to this letter of intent and subsequent work order. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $11,892 and $8,228 pursuant to this letter of intent and subsequent work order. As of June 30, 2025, total costs of $38,655 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $57,000 as of June 30, 2025, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $4,500, respectively, pursuant to this work order. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $0 and $9,000, respectively, pursuant to this work order. As of June 30, 2025, total costs of $87,823 had been incurred pursuant to this work order agreement.

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

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $3,750 and $7,203, respectively, pursuant to this work order. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $7,622 and $12,732, respectively, pursuant to this work order. As of June 30, 2025, total costs of $57,077 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $95,000 as of June 30, 2025, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight was expected to be completed by May 31, 2027.

Costs under this work order agreement were estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During three months and six months ended June 30, 2025, the Company incurred costs of $4,500 and $9,000, respectively, pursuant to this work order. As of June 30, 2025, total costs of $29,191 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $79,000 as of June 30, 2025, which was expected to be incurred through May 31, 2027.

The Company was recently notified that the preparations for this clinical trial were suspended and the clinical trial is not expected commence. Accordingly, the Company expects that this agreement will be terminated and the Company will have no further financial commitment or cost.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, which the Company is required to pursue based on “commercially reasonable efforts” as defined in the License Agreement, with deadlines of October 1, 2024, 2027, 2029 and 2031, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 was defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The Company had not commenced a Phase 2 clinical study as of June 30, 2025. The total of all such benchmark payments is $1,225,000.

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

During the three months ended June 30, 2025 and 2024, the Company incurred costs of $7,397 and $7,455, respectively, in connection with its obligations under the License Agreement. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $14,794 and $60,569, respectively, in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of June 30, 2025, total costs of $90,438 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,765,000 as of June 30, 2025, which is expected to be incurred over approximately the next twenty years.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to have its president, Dr. Daniel D. Von Hoff, M.D., serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated by mutual agreement effective September 30, 2024. Consulting and advisory fees charged to operations pursuant to this consulting agreement were $4,000 and $8,000 for the three months and six months ended June 30, 2024, respectively.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $10,800 and $7,200 during the three months ended June 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $24,800 and $27,200 during the six months ended June 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations.

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

On October 4, 2024, the Company entered into Amendment No. 3 to the Development Collaboration Agreement with NKI, which suspended Amendment No. 2 and provided for a new study term of one year commencing upon the dosing of the first patient in the trial at a project cost of 100,000 Euros.

During the three months ended June 30, 2025 and 2024, the Company incurred charges of $0 and $67,119, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company incurred charges of $0 and $134,084, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of June 30, 2025, total costs of $695,918 have been incurred pursuant to this agreement.

The Company was recently notified that the preparations for this clinical trial were suspended and the clinical trial is not expected commence. Accordingly, the Company expects that this agreement will be terminated and the Company will have no further financial commitment or cost.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended June 30, 2025 and 2024, the Company incurred costs of $6,765 and $5,976, respectively, pursuant to this contract. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $34,857 and $9,870, respectively, pursuant to this contract. As of June 30, 2025, total costs of $375,379 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $90,000 as of June 30, 2025.

Consideration of Strategic Alternatives

The Company will continue to evaluate various alternatives to be able to obtain the capital required to fund its operations and business development activities, and to maintain its listing on the Nasdaq Capital Market, including merger or acquisition opportunities (including reverse mergers and acquisitions) and funding transactions which could result in a change in control of the Company. There can be no assurances that the evaluation process will result in the identification of an appropriate transaction, the negotiation and execution of a definitive agreement to effect such a transaction, or that any such transaction will ultimately be approved by the Company’s stockholders and then be consummated. Even if such a strategic transaction is consummated, there can be no assurances that it would enhance stockholder value, and it may result in substantial dilution to existing stockholders. Any potential transaction would be dependent on a number of factors that may be outside of the control of the Company, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with the Company, and the availability of appropriate financing for such a transaction.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of the filing of this document, except as disclosed elsewhere in this document, including Note 9. Subsequent Events, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2025, the Company received a notice of conversion with respect to its 350,000 shares of Series A Convertible Preferred Stock outstanding, These shares of preferred stock were issued to an investor in 2015 and 2016 and were convertible into 72,917 shares of common stock on such date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

4.1	Certificate of Designation of Series B Convertible Preferred Stock dated as of June 30, 2025, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025 and incorporated herein by reference.

10.1	Employment Agreement between the Company and Geordan Pursglove dated as of June 16, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2025 and incorporated herein by reference.+

10.2	Amendment to Employment Agreement between the Company and Bastiaan van der Baan dated as of June 16, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2025 and incorporated herein by reference.+

10.3	Agreement for GSK & Lixte Supported Collaborative Study effective as of September 18, 2023.*

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: August 7, 2025	By:	/s/ GEORDAN PURSGLOVE
Geordan Pursglove
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

