Form 10-Q
period 2025-09-30
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2025-11-12
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39717

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

433 Plaza Real, Suite 275

Boca Raton, FL 33432

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

Yes ☐ No ☒

As of November 5, 2025, the Company had 5,704,200 shares of common stock issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash	$2,887,874	$1,038,952
Advances on research and development contract services	—	—
Prepaid insurance	29,490	20,898
Other prepaid expenses	61,839	85,653
Digital assets	2,454,473	—
Total current assets	5,433,676	1,145,503
Total assets	$5,433,676	$1,145,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $112,033 and $27,500 to related parties at September 30, 2025 and December 31, 2024, respectively	$235,900	$83,206
Research and development contract liabilities	235,155	235,078
Series B Convertible Preferred Stock 8% cumulative dividend payable	50,367	—
Total current liabilities	521,422	318,284

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.0001 par value; authorized – 10,000,000 shares
Series A Convertible Preferred Stock, $10.00 per share stated value issued and outstanding – 350,000 shares, convertible into 72,917 shares of common stock	—	3,500,000
Series B Convertible Preferred Stock, $0.7146 per share stated value issued and outstanding – 3,573,130 shares, convertible into 3,573,130 shares of common stock	2,553,359
Common stock, $0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 5,704,200 and 2,249,290 shares at September 30, 2025 and December 31, 2024	570	225
Additional paid-in capital	57,891,644	49,394,687
Accumulated deficit	(55,533,319)	(52,067,693)
Total stockholders’ equity	4,912,254	827,219
Total liabilities and stockholders’ equity	$5,433,676	$1,145,503

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$—	$—	$—	$—

Costs and expenses:
Research and development costs	50,696	361,630	202,801	691,402
General and administrative costs	1,750,658	621,627	3,080,302	2,267,890
Total costs and expenses	1,801,354	983,257	3,283,103	2,959,292
Loss from operations	(1,801,354)	(983,257)	(3,283,103)	(2,959,292)
Other income (expense):
Interest income	4,430	1,437	5,236	6,529
Interest expense	(457)	(1,049)	(5,402)	(12,389)
Unrealized gain (loss) on digital assets	(182,887)	—	(182,887)	—
Realized gain (loss) on foreign currency transactions	(130)	(3,161)	530	(3,119)
Net loss	(1,980,398)	(986,030)	(3,465,626)	(2,968,271)
Series B Convertible Preferred Stock 8% cumulative dividend	(50,367)	-	(50,367)	-
Net loss attributable to common stockholders	$(2,030,765)	$(986,030)	$(3,515,993)	$(2,968,271)

Net loss per common share – basic and diluted	$(0.33)	$(0.44)	$(0.92)	$(1.32)

Weighted average common shares outstanding – basic and diluted	6,171,195	2,249,290	3,801,400	2,249,290

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months and Nine Months Ended September 30, 2025 and 2024

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Three months ended September 30, 2025:
Balance, June 30, 2025	—	$—	—	$—	2,756,991	$276	$54,204,101	$(53,552,921)	$651,456
Proceeds from sale of securities in July 2025 registered private placement, net of offering costs	—	—	3,573,130	2,553,359	59,552	6	1,624,797	—	4,178,162
Proceeds from sale of securities in July 2025 registered direct offering, net of offering costs	—	—	—	—	210,675	21	1,330,791	—	1,330,812
Exercise of placement agent warrants	—	—	—	—	221,690	22	(22)	—	—
Exercise of pre-funded warrants	—	—	—	—	2,426,111	242	(242)	—	—
Exercise of common warrants	—	—	—	—	20,000	2	45,798	—	45,800
Shares issued for services	—	—	—	—	9,181	1	44,710	—	44,711
Series B Convertible Preferred Stock 8% cumulative dividend	—	—	—	—	—	—	(50,367)	—	(50,367)
Stock-based compensation expense	—	—	—	—	—	—	692,078	—	692,078
Net loss	—	—	—	—	—	—	—	(1,980,398)	(1,980,398)
Balance, September 30, 2025	—	$—	3,573,130	$2,553,359	5,704,200	$570	$57,891,644	$(55,533,319)	$4,912,254

(Continued)

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Nine Months Ended September 30, 2025 and 2024

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Nine months ended September 30, 2025:
Balance, December 31, 2024	350,000	$3,500,000	—	$—	2,249,290	$225	$49,394,687	$(52,067,693)	$827,219
Proceeds from sale of securities in February 2025 registered direct offering, net of offering costs	—	—	—	—	434,784	43	914,185	—	914,228
Stock options issued to settle accrued payable	—	—	—	—	—	—	27,500	—	27,500
Conversion of Series A convertible stock	(350,000)	(3,500,000)	—	—	72,917	8	3,499,992	—	—
Proceeds from sale of securities in July 2025 registered private placement, net of offering costs	—	—	3,573,130	2,553,359	59,552	6	1,624,797	—	4,178,162
Proceeds from sale of securities in July 2025 registered direct offering, net of offering costs	—	—	—	—	210,675	21	1,330,791	—	1,330,812
Exercise of placement agent warrants	—	—	—	—	221,690	22	(22)	—	—
Exercise of pre-funded warrants	—	—	—	—	2,426,111	242	(242)	—	—
Exercise of common warrants	—	—	—	—	20,000	2	45,798	—	45,800
Shares issued for services	—	—	—	—	9,181	1	44,710	—	44,711
Series B Convertible Preferred Stock 8% cumulative dividend	—	—	—	—	—	—	(50,367)	—	(50,367)
Stock-based compensation expense	—	—	—	—	—	—	1,059,815	—	1,059,815
Net loss	—	—	—	—	—	—	—	(3,465,626)	(3,465,626)
Balance, September 30, 2025	—	$—	3,573,130	$2,553,359	5,704,200	$570	$57,891,644	$(55,533,319)	$4,912,254

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Continued)

Three Months and Nine Months Ended September 30, 2025 and 2024

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Three months ended September 30, 2024:
Balance, June 30, 2024	350,000	$3,500,000	—	$—	2,249,290	$225	$49,209,883	$(50,463,969)	$2,246,139
Stock-based compensation expense	—	—	—	—	—	—	106,827	—	106,827
Net loss	—	—	—	—	—	—	—	(986,030)	(986,030)
Balance, September 30, 2024	350,000	$3,500,000	—	$—	2,249,290	$225	$49,316,710	$(51,449,999)	$1,366,936
Nine months ended September 30, 2024:
Balance, December 31, 2023	350,000	$3,500,000	—	$—	2,249,290	$225	$48,976,265	$(48,481,728)	$3,994,762
Stock-based compensation expense	—	—	—	—	—	—	340,445	—	340,445
Net loss	—	—	—	—	—	—	—	(2,968,271)	(2,968,271)
Balance, September 30, 2024	350,000	$3,500,000	—	$—	2,249,290	$225	$49,316,710	$(51,449,999)	$1,366,936

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,465,626)		$(2,968,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense included in -
Research and development costs	—		—
General and administrative costs	1,144,348		340,445
Common stock issued for services	44,711		—
Unrealized gain (loss) on digital assets	182,887		—
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances on research and development contract services	—		78,016
Prepaid insurance	(8,592)		35
Other prepaid expenses	23,814		(24,256)
Increase (decrease) in -
Accounts payable and accrued expenses	95,661		(90,827)
Research and development contract liabilities	77		98,997
Net cash used in operating activities	(1,982,720)		(2,565,861)

Cash flows from investing activities:
Purchase of digital assets	(2,637,360)		—
Net cash used in investing activities	(2,637,360)		—

Cash flows from financing activities:
Proceeds from sale of securities in registered direct offerings, net of offering costs	2,245,040		—
Proceeds from sale of securities in registered private placement, net of offering costs	4,178,162		—
Exercise of common stock warrants	45,800		—
Net cash provided by financing activities	6,469,002		—

Cash:
Net increase (decrease)	1,848,922		(2,565,861)
Balance at beginning of period	1,038,952		4,203,488
Balance at end of period	$2,887,874		$1,637,627

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$5,402		$12,389
Income taxes	$—		$—

Non-cash investing and financing activities:
Settlement of accrued compensation to members of the Board of Directors by issuance of stock options	$27,500		$—
Exercise of placement agent warrants on a cashless basis	$22	$
Exercise of pre-funded warrants	$242		$—
Conversion of Series A Convertible Preferred Stock into common stock	$3,500,000		$—
Accrual of Series B Convertible Preferred Stock 8% cumulative dividend	$50,367		$—
Accrual of deferred offering costs	$—		$6,928

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended September 30, 2025 and 2024

1. Organization and Basis of Presentation

The condensed consolidated financial statements of Lixte Biotechnology Holdings, Inc., a Delaware corporation), including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), at September 30, 2025, and for the three months and nine months ended September 30, 2025 and 2024, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2025, and the results of its operations for the three months and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements at such date.

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

Business

The Company is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s corporate office is located in Boca Raton, Florida.

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

On August 19, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff notifying the Company of its noncompliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Rule 5550(b)(1).

On October 3, 2024, the Company submitted a compliance plan, outlining proposed equity financings. On October 21, 2024, Nasdaq granted the Company an extension through February 18, 2025 to complete its plan and evidence compliance via Form 8-K.

The Company did not meet the terms of the extension and, on February 19, 2025, received a Staff determination letter. The Company timely requested a hearing before the Nasdaq Hearings Panel, staying any suspension or delisting pending the Panel’s decision.

Following an April 3, 2025 hearing, the Panel granted the Company a further extension through July 3, 2025 to regain compliance.

On July 2, 2025, the Company closed a $5.05 million private placement and, on July 8, 2025, completed a $1.5 million registered direct offering (see Note 5). On July 15, 2025, Nasdaq notified the Company that it had regained compliance with the stockholders’ equity requirement.

The Company remains subject to a Panel Monitor under Nasdaq Listing Rule 5815(d)(4)(B) through July 15, 2026. During this period, any future deficiency in stockholders’ equity would require the Company to request a hearing before the Panel rather than submit a new compliance plan.

Going Concern

For the nine months ended September 30, 2025, the Company recorded a net loss of $3,465,626 and used cash in operations of $1,982,720. As of September 30, 2025, the Company had cash of $2,887,874 available to fund its operations. As of September 30, 2025, the Company had net working capital and total stockholders’ equity of $4,912,254, respectively.

Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At September 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $510,000, which are currently scheduled to be incurred through approximately December 31, 2027.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no recurring source of revenues and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. In addition the Company’s independent registered public accounting firm, in their report on the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements also do not reflect any adjustments relating to the recoverability of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2025 will provide sufficient working capital to fund the Company’s operations as currently configured, including its ongoing clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100, for at least the next 12 months. However, existing cash resources will not be sufficient to complete the development of and to obtain regulatory approval for the Company’s product candidate, which would require significant additional operating capital.

In addition, as a result of the appointment of a new Chairman and Chief Executive Officer in June 2025, the completion of the July 2025 equity financings, and other recent changes in senior management and the Board of Directors, the Company’s operating strategies that may include the addition of personnel and/or the incurrence of additional operating costs, which may require that the Company raise additional capital to fund operations. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to fund its operations.

The Company is focusing on a disciplined approach to strategic expansion and is focused on advancing LB-100 in high-need cancer indications, while pursuing acquisitions of complementary oncology assets that could enhance the Company’s pipeline, accelerate development and create durable value for patients and shareholders. The Company has announced that it is in advanced negotiations regarding potential transactions consistent with its strategy, although there can be no assurance that any transaction will be completed.

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

Digital Assets

The Company holds certain digital assets, consisting of Bitcoin and Ethereum cryptocurrencies. Digital assets are initially recorded at cost and subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with FASB ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Bitcoin and Ethereum (Level 1). Changes in fair value are included in unrealized gain (loss) on digital assets in other income (expense) in the Company’s consolidated statements of operations. Realized gains and losses on the sale of digital assets are included in other income (expense) in the Company’s consolidated statements of operations. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting. The Company’s digital assets are reasonably expected to be realized in cash or sold or consumed during the Company’s normal operating cycle and as such have been classified as current assets in the Company’s consolidated balance sheets.

The Company uses a combination of third-party custodial arrangements and cold storage solutions to secure its digital assets. While management believes these arrangements provide appropriate safeguards, digital assets are subject to unique risks, including technological failures, cybersecurity threats, loss of private keys, market volatility, and evolving legal and regulatory environments.

Management monitors developments in accounting and regulatory guidance related to digital assets. Any future updates may require changes in the Company’s accounting policies, disclosures, or internal controls.

Offering Costs

Offering costs consist of costs incurred with respect to equity financing transactions, including legal fees. Such costs are deferred and charged to additional paid-in capital upon the successful completion of such financings, or are charged to operations if and when such financings are abandoned or terminated.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $16,853 and $45,416 for the three months ended September 30, 2025 and 2024, respectively, and $90,239 and $192,239 for the nine months ended September 30, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended September 30, 2025 and 2024 are described below.

Research and development costs for the three months ended September 30, 2025 include charges from three vendors and consultants representing 21.4%, 28.8% and 14.2%, respectively, of total research and development costs. Research and development costs for the three months ended September 30, 2024 include charges from three vendors and consultants representing 52.7%, 21.1% and 15.1%. respectively, of total research and development costs.

General and administrative costs for the three months ended September 30, 2025 and 2024 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 1.0% and 7.1%, respectively of total general and administrative costs. General and administrative costs for the three months ended September 30, 2025 also includes a charge from a vendor representing 10.6% of total general and administrative costs. General and administrative costs for the three months ended September 30, 2024 includes a charge from a vendor representing 18.4% of total general and administrative costs. General and administrative costs for the three months ended September 30, 2025 and 2024 also included charges for the fair value of stock options granted to directors and corporate officers representing 44.4% and 12.8%, respectively, of total general and administrative costs.

Research and development costs for the nine months ended September 30, 2025 include charges from five vendors and consultants representing 24.3%, 20.7%, 18.9%, 12.0% and 11.7%, respectively, of total research and development costs. Research and development costs for the nine months ended September 30, 2024 include charges from three vendors and consultants representing 41.2%, 30.4% and 12.6%, respectively, of total research and development costs.

General and administrative costs for the nine months ended September 30, 2025 and 2024 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 2.9% and 8.5%. respectively, of total general and administrative costs. General and administrative costs for the nine months ended September 30, 2025 did not include any charges from a single vendor/consultant in excess of 10% of total general and administrative costs. General and administrative costs for the nine months ended September 30, 2024 also include charges from two vendors and consultants representing 16.0% and 11.5%, respectively, of total general and administrative costs. General and administrative costs for the nine months ended September 30, 2025 and 2024 also included charges for the fair value of stock options granted to directors and corporate officers representing 35.4% and 12.6%, respectively, of total general and administrative costs.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2025 and December 31, 2024. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company did not have any unrecognized tax benefits as of September 30, 2025 or December 31, 2024, and does not anticipate any material amount of unrecognized tax benefits through December 31, 2025.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of September 30, 2025 or December 31, 2024. Subsequent to September 30, 2025, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 2023 equity financing, the February 2025 equity financing, and the July 2025 equity financings (see Note 5) meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At September 30, 2025 and December 31, 2024, the Company did not have any liability-classified warrants.

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

Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares outstanding utilized for determining basic net loss per common share for the three months and nine months ended September 30, 2025 includes all pre-funded warrants sold in the July 2, 2025 and July 8, 2025 equity financings, aggregating 3,085,883 pre-funded warrants, of which 659,772 pre-funded warrants were unexercised at September 30, 2025. Basic and diluted loss per common share was the same for all periods presented because all preferred shares, warrants (excluding pre-funded warrants) and stock options outstanding were anti-dilutive.

At September 30, 2025 and 2024, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2025	2024

Series A Convertible Preferred Stock	—	72,917
Series B Convertible Preferred Stock	3,573,130	—
Common stock warrants (excluding pre-funded warrants)	7,610,972	808,365
Common stock options	1,123,059	623,232
Total	12,307,161	1,504,514

Foreign Currency Translation

The consolidated financial statements are presented in the United States dollar, which is the functional and reporting currency of the Company.

The Company periodically incurs a cost or expense in a foreign jurisdiction denominated in a local currency. The Company purchases the required foreign currency to pay such cost or expense on an as-needed basis. Such cost or expense is converted into United States dollars for financial statement purposes based on the foreign currency conversion rate in effect on the transaction date. The Company purchases the requisite foreign currency to pay such cost or expense on an as-needed basis. Any gain or loss resulting from the purchase of the foreign currency is included as realized foreign currency gain (loss) in the consolidated statement of operations.

During the three months ended September 30, 2025 and 2024, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.1692 and 1.0991 Euros per United States dollar, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.1182 and 1.0873 Euros per United States dollar, respectively. As of September 30, 2025 and December 31, 2024, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts. Accordingly, the Company did not have any unrealized foreign currency (gain) loss at September 30, 2025 or 2024.

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

The fair value of financial instruments measured on a recurring basis was as follows:

	As of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$2,454,473	—	—	$2,454,473
Total assets at fair value	$2,454,473	—	—	$2,454,473

The carrying value of financial instruments, which consists of accounts payable and accrued expenses, is considered to be representative of their respective fair values due to the short-term nature of those instruments. The carrying value of digital assets is based on quoted prices in active markets (Level 1 inputs).

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60). ASU 2023-08 requires certain crypto assets to be measured at fair value separately on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the consolidated statement of operations each reporting period. ASU 2023-08 also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. In conjunction with the acquisition of digital assets during the fiscal quarter ended September 30, 2025, the Company adopted and applied ASU-2023-08 henceforth. As the Company did not have any crypto assets prior to the fiscal quarter ended September 30, 2025, no cumulative-effect adjustment was required.

In November 2024 and January 2025, the FASB issued ASU 2024-03 and ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). These ASUs require disclosure of disaggregated information of Income Statement expense captions that include certain costs, such as employee compensation, depreciation, and intangible asset amortization. They also require disclosure of the total amounts of selling expenses, along with an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of these ASUs, but does not expect them to have a material impact on its consolidated financial statements presentation and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements, including their presentation and related disclosures.

Reclassifications

As a result of the adoption of ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective January 1, 2024, certain reclassifications have been made to the prior year statement of operations to conform it to the current year presentation. In presenting general and administrative costs on the Company’s consolidated statement of operations for the three months ended September 30, 2024, $283,053 of compensation to related parties, $45,416 of patent and licensing legal and filing fees and costs, and $293,158 of other costs and expenses were shown separately. In presenting the Company’s consolidated statement of operations for the three months ended September 30, 2024, the Company has combined these categories into general and administrative costs in the accompanying consolidated statement of operations for the three months ended September 30, 2024. In presenting general and administrative costs on the Company’s consolidated statement of operations for the nine months ended September 30, 2024, $907,069 of compensation to related parties, $192,239 of patent and licensing legal and filing fees and costs, and $1,168,582 of other costs and expenses were shown separately. In presenting the Company’s consolidated statement of operations for the nine months ended September 30, 2024, the Company has combined these categories into general and administrative costs in the accompanying consolidated statement of operations for the nine months ended September 30, 2024. These reclassifications had no effect on the reported results of operations, including loss from operations and net loss.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Clinical and related oversight costs	$13,424	$250,342	$40,894	$358,319
Preclinical research focused on development of additional novel anti-cancer compounds	22,211	90,821	92,573	300,130
Compound maintenance	7,480	9,062	60,563	18,932
Regulatory service costs	7,581	11,405	8,771	14,021
Total research and development costs	$50,696	$361,630	$202,801	$691,402

The following table presents a summary of research and development costs for the three months and nine months ended September 30, 2025 and 2024 based on the respective geographical regions where such costs were incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

United States	$46,305	$278,808	$146,804	$427,736
Spain	4,391	6,544	55,997	51,022
China	—	—	—	2,282
Netherlands	—	76,278	—	210,362
Total research and development costs	$50,696	$361,630	$202,801	$691,402

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM and included in general and administrative costs for the three months and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Compensation to related parties:
Cash-based	$217,416	$176,226	$449,432	$566,624
Stock-based	776,611	106,827	1,144,348	340,445
Patent and licensing legal and filing fees and costs	16,853	45,415	90,239	192,238
Other consulting and professional fees	538,822	117,893	920,689	481,865
Insurance expense	64,277	116,440	192,830	370,167
Other costs and expenses, net	136,679	58,826	282,764	316,551
Total general and administrative costs	$1,750,658	$621,627	$3,080,302	$2,267,890

The following table presents the Company’s total assets by segment at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024

Research and development assets	$10,412	$39,298
Corporate assets (primarily cash and digital assets)	5,423,264	1,106,205
Total assets	$5,433,676	$1,145,503

4. Digital Assets

As of September 30, 2025, the cost and fair value of digital assets that were initially purchased during August 2025 were as follows (there were no digital assets at December 31, 2024):

	Units	Cost	Unrealized Gain (Loss) on Change in Fair Value	Fair Value

Bitcoin	10.59	$1,205,540	$2,261	$1,207,801
Ethereum	300.70	1,431,820	(185,148)	1,246,672
Total		$2,637,360	$(182,887)	$2,454,473

Digital currency prices are affected by various forces, including global supply and demand, interest rates, exchange rates, inflation or deflation, and the global political and economic conditions. Digital assets have a limited history, and the fair value historically has been very volatile. The Company may not be able to liquidate its inventory of digital assets currency at its desired price if required. The Company has recorded an unrealized net loss resulting from a decrease in the fair value of digital assets of $182,887 that is included in the loss from operations in the Company’s consolidated statements of operations.

The Company’s digital asset holdings in Bitcoin and Ethereum represent 100% of the Company’s digital assets as of September 30, 2025. Bitcoin and Ethereum are digital assets, a novel asset class subject to potential legal, regulatory, commercial, and technical uncertainties. These assets do not generate cash flow and require the Company to incur custodial and safeguarding costs.

The market prices of Bitcoin and Ethereum have historically exhibited significant volatility, and a material decrease in their fair value could adversely impact the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding Bitcoin and Ethereum also subjects it to counterparty risks related to third-party custody arrangements, as well as cybersecurity risks and other operational risks inherent in managing digital assets.

In particular, the Company is exposed to the risk that the private cryptographic keys necessary to access its digital assets may potentially be lost, destroyed, or otherwise rendered inaccessible. Any such loss could result in a partial or total loss of the affected digital assets, which would materially and adversely affect the Company’s financial condition and operating results.

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

On July 1, 2025, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series B Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 3,573,130 shares as Series B Convertible Preferred Stock with a stated value of $0.7146 per share. Each Preferred Share is convertible into one share of Common Stock, subject to standard adjustments such as stock splits and stock dividends. The Preferred Shares are non-voting, except that certain actions of the Company may not be taken except upon approval of holders who own a majority in stated value of the Preferred Shares. The Preferred Shares bear an 8% per annum cumulative dividend non-compounding and payable at conversion either in cash or, at the holder’s election, in shares of Common Stock valued at the then effective conversion rate. The holders of the Preferred Shares have the right to designate two members to the Company’s Board of Directors.

As of September 30, 2025 and December 31, 2024, the Company had 6,076,870 shares and 9,650,000 shares, respectively, of undesignated preferred stock, which may be issued with such rights and powers as the Board of Directors may designate. On October 21, 2025, the Company filed a Certificate of Elimination of Certificate of Designations of Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation to eliminate the 350,000 shares of Preferred Stock associated with the Series A Convertible Preferred Stock classification.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2025 and December 31, 2024, the Company had 5,704,200 shares and 2,249,290 shares, respectively, of common stock issued and outstanding.

July 20, 2023 equity offering

Effective July 20, 2023, the Company completed a registered direct offering of 180,000 shares of common stock at $6.00 per share and pre-funded warrants to purchase 403,334 shares of common stock at $5.9999 per warrant. The pre-funded warrants had an exercise price of $0.0001 per share, were immediately exercisable, and were fully exercised between July 24 and August 7, 2023 for total cash proceeds of $41. The pre-funded warrants were deemed to be common stock equivalents.

In a concurrent private placement, the Company issued to the same institutional investor common stock purchase warrants to acquire 583,334 shares at an exercise price of $6.00 per share. These warrants became exercisable immediately and expire on July 20, 2028. The warrants and underlying shares were issued pursuant to Section 4(a)(2) and Rule 506(b) of the Securities Act and were subsequently registered for resale under a Form S-3 declared effective on May 2, 2024.

The Company received gross proceeds of $3,499,964 from the combined transactions and net proceeds of $3,137,039 after deducting offering expenses of $362,925. As compensation, the placement agent received warrants to purchase 35,000 shares of common stock at an exercise price of $6.60, expiring July 20, 2028.

The investor warrants include standard anti-dilution adjustments and a fundamental transaction provision entitling the holder, upon a qualifying transaction, to elect cash settlement based on a defined Black-Scholes valuation formula. If such a transaction is outside the Company’s control (e.g., not board-approved), the holder is entitled to receive the same form of consideration received by common shareholders. These warrants are classified in permanent equity. Any cash payments upon settlement will be recorded as equity distributions when and if such obligations arise.

February 13, 2025 equity offering

Effective February 13, 2025, the Company completed a registered direct offering of 434,784 shares of common stock at $2.415 per share and, in a concurrent private placement, issued warrants to purchase 434,784 shares of common stock at an exercise price of $2.29 per share. The warrants are immediately exercisable and expire five years from the date of issuance.

The warrants and underlying shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and were subsequently registered for resale on a Form S-1 declared effective on April 10, 2025.

Gross proceeds from the offering were $1,050,003, with net proceeds of $914,228 after deducting $135,775 in placement agent fees and other offering costs. The Company granted the placement agent warrants to purchase 32,609 shares of common stock at $3.0188 per share, expiring February 11, 2030. Net proceeds are being used for general working capital purposes.

All warrants include customary anti-dilution adjustments and a “fundamental transaction” provision. If a qualifying transaction within the Company’s control is consummated, holders may elect cash settlement equal to the Black-Scholes value. For transactions outside the Company’s control, holders are entitled to receive the same consideration as common shareholders. The warrants are classified in permanent equity. Any future cash settlements will be accounted for as equity distributions upon occurrence of the related fundamental transaction.

July 2, 2025 equity offering

On June 30, 2025, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”) 3,573,130 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Shares”); 59,552 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Shares”, the “Common Stock”); common stock warrants (the “Common Stock Warrants”) to purchase 6,355,214 shares of Common Stock; and Pre-Funded Warrants to purchase 2,322,532 shares of Common Stock.

The Common Shares, the Common Stock Warrants, Pre-Funded Warrants, the Preferred Shares, and the shares of Common Stock underlying the Common Stock Warrants, Pre-Funded Warrants and Preferred Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company filed a registration statement on Form S-1 (the “Resale Registration Statement”) to cover the resale of the Common Shares and any shares of Common Stock underlying the Pre-Funded Warrants, the Common Stock Warrants, the Placement Agent Warrants and the Preferred Shares, which was declared effective by the Securities and Exchange Commission on July 15, 2025.

The Offering was priced at-the-market under Nasdaq rules at $0.8396 per common stock unit, with each unit consisting of one share of common stock at a price of $0.7146 and one common stock warrant at a price of $0.125 to acquire one share of common stock at an exercise price of $1.00 per share. The Offering resulted in gross proceeds of $5,050,000 before deducting the placement agent’s fees and related offering expenses of $871,838. The initial Offering closed on July 2, 2025 with the Company receiving gross proceeds of approximately $4,050,000. The remaining $1,000,000 of gross proceeds were paid on July 18, 2025 upon the Resale Registration Statement having been declared effective.

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

During the period from July 2, 2025 through September 30, 2025, 1,662,760 pre-funded warrants exercisable at $0.00001 per share that were sold in the private placement were exercised, resulting in the issuance of 1,662,760 shares of Common Stock. During the period from October 1, 2025 through October 31, 2025, an additional 475,521 pre-funded warrants exercisable at $0.00001 per share and sold in the private placement, were exercised, resulting in the issuance of 475,521 shares of Common Stock. As of October 31, 2025, 184,251 pre-funded warrants remained unexercised.

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

The Offering resulted in gross proceeds of $1,500,000 before deducting placement agent’s fees and related offering expenses of $169,188. The Offering closed on July 8, 2025.

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

During the period from July 8, 2025 through August 18, 2025, all 763,351 pre-funded warrants exercisable at $0.00001 per share that were sold in the direct registered offering were exercised, resulting in the issuance of 763,351 shares of Common Stock.

Shares Issued for Services

In connection with the Market Awareness Agreement with MicroCap Advisory, LLC entered into during August 2025 and terminated in September 2025, the Company issued 9,181 shares of its common stock, valued at $44,711, as settlement of the original 48,000 common share obligation.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s public offerings, but excluding pre-funded warrants, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2024	808,365	$16.407
Issued	7,138,233	1,096
Exercised	(335,626)	1.31
Expired	—	—
Warrants outstanding at September 30, 2025	7,610,972	$2.715	4.47

Warrants exercisable at December 31, 2024	808,365	$16.407
Warrants exercisable at September 30, 2025	7,610,972	$2.715	4.47

At September 30, 2025, the outstanding warrants are exercisable at the following prices per common share:

Exercise Prices	Warrants Outstanding (Shares)

$1.0000	6,355,214
$2.2900	414,784
$3.0188	32,609
$6.0000	583,334
$6.6000	35,000
$20.0000	29,000
$37.0000	11,331
$57.0000	149,700
7,610,972

The warrants exercisable at $57.00 per share at September 30, 2025 consist of 1,497,000 publicly-traded warrants, described herein on a pre-split 1-for-10 basis, that were issued as part of the Company’s November 2020 public offering of units, and are exercisable for a period of five years thereafter. As a result of the 1-for-10 reverse split of the Company’s common stock effective June 2, 2023, each such publicly-traded warrant currently now represents the right to purchase 1/10th of a share of common stock at the original exercise price of $5.70 per share. Accordingly, the exercise of 10 warrants, each exercisable at $5.70, are required to acquire one share of post-split common stock, which is equivalent to a purchase price of $57.00 per share.

Based on the closing fair market value of $5.030 per common share on September 30, 2025, the intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2025 was approximately $20,113,000.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 7.

6. Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors and affiliates.

Employment Agreements with Officers

During July and August 2020, the Company entered into one-year employment agreements with each of its executive officers at that time, consisting of Dr. John S. Kovach, Eric J. Forman, Dr. James S. Miser, and Robert N. Weingarten, payable monthly, as described below. These employment agreements were automatically renewable for additional one-year periods unless terminated by either party upon 60 days written notice prior to the end of the applicable one-year period, or by death, or by termination for cause. Except as noted below, these employment agreements were automatically renewed for additional one-year periods in July and August 2021, 2022, 2023, 2024 and 2025.

The Company entered into an employment agreement with Dr. Kovach dated July 15, 2020, effective October 1, 2020, to provide for Dr. Kovach to continue to act as the Company’s President, Chief Executive Officer and Chief Scientific Officer, with an annual salary of $250,000. The employment agreement with Dr. Kovach terminated upon his death on October 5, 2023.

The Company entered into an employment agreement with Dr. James S. Miser, M.D., effective August 1, 2020, to act as the Company’s Chief Medical Officer, with an annual salary of $150,000. Effective May 1, 2021, Dr. Miser’s annual salary was increased to $175,000. Dr. Miser was required to devote at least 50% of his business time to the Company’s activities. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser, as a result of which such employment agreement expired on July 31, 2024. During the three months and nine months ended September 30, 2024, the Company paid $14,583 and $102,083, respectively, to Dr. Miser under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Eric J. Forman effective July 15, 2020, as amended on August 12, 2020, to act as the Company’s Chief Administrative Officer, with an annual salary of $120,000. Mr. Forman is the son-in-law of Gil Schwartzberg (deceased), a former member of the Company’s Board of Directors who died on October 30, 2022 and was a significant stockholder of and consultant to the Company, and is the son of Dr. Stephen Forman, a member of the Company’s Board of Directors. Julie Forman, the wife of Mr. Forman and the daughter of Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, at which firm the Company’s cash is on deposit and with which the Company maintains a continuing banking relationship. Effective May 1, 2021, Mr. Forman’s annual salary was increased to $175,000. Additionally, effective November 6, 2022, Mr. Forman was promoted to Vice President and Chief Operating Officer with an annual salary of $200,000. The employment agreement with Mr. Forman terminated upon his resignation as an officer of the Company effective December 31, 2024. During the three months and nine months ended September 30, 2024, the Company paid $50,000 and $150,000, respectively, to Mr. Forman under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. Additionally, Mr. Forman was provided a monthly office rent allowance, pursuant to which the Company paid $2,843 and $12,058 during the three months and nine months ended September 30, 2024.

The Company entered into an employment agreement with Robert N. Weingarten effective August 12, 2020 to act as the Company’s Vice President and Chief Financial Officer, with an annual salary of $120,000. Effective May 1, 2021, Mr. Weingarten’s annual salary was increased to $175,000. The employment agreement with Mr. Weingarten terminated upon his resignation as an officer of the Company effective August 31, 2025. During the three months ended September 30, 2025 and 2024, the Company paid $29,167 and $43,750, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2025 and 2024, the Company paid $116,667 and $131,250, respectively, to Mr. Weingarten under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

The Company entered into an employment agreement with Bastiaan van der Baan effective September 26, 2023 to act as the Company’s President and Chief Executive Officer and as Vice Chairman of the Board of Directors, with an annual salary of $150,000. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors upon the death of Dr. Kovach on October 5, 2023. Effective June 16, 2025, the employment agreement was amended to provide that Mr. van der Baan will serve as President and Chief Scientific Officer of the Company. Effective September 1, 2025, Mr. van der Bann resigned as President, but remained as the Company’s Chief Scientific Officer. The term of the employment agreement was for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement. During the three months ended September 30, 2025 and 2024, the Company paid $41,403 and $39,175, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2025 and 2024, the Company paid $118,604 and $115,754, respectively, to Mr. van der Baan under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D. Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The term of the agreement was in effect from July 1, 2024 until the earliest of (i) termination by either party upon sixty days’ notice, (ii) Dr. Schellens’ death or disability, or (iii) termination by the Company for breach as provided in the agreement. Under the agreement, Dr. Schellens provides his services for two days per week with the specific days in each week based on arrangements agreed to from time to time between Dr. Schellens and the Company’s Chief Executive Officer. The Company paid Dr. Schellens annual compensation of 104,000 Euros, payable on a monthly basis. Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens and to terminate his consulting agreement, to allow Dr. Schellens to pursue other employment opportunities. During the three months ended September 30, 2025 and 2024, the Company paid $10,179 and $28,717, respectively, to Dr. Schellens under this consulting agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods. During the nine months ended September 30, 2025 and 2024, the Company paid $67,494 and $28,717, respectively, to Dr. Schellens under this consulting agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

Effective as of June 15, 2022, Dr. René Bernards was appointed to the Company’s Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by the Netherlands Cancer Institute in Amsterdam. Upon his appointment, it was agreed that Dr. Bernards would receive annual compensation for his services on the Board of Directors only in the form of cash, in lieu of the annual June 30 grant of stock options as provided to the Company’s other non-officer directors. During the three months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $0 and $0, respectively, with respect to his annual cash board compensation. During the nine months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $0 and $10,000, respectively, with respect to his annual cash board compensation.

In conjunction with the Company’s efforts to preserve cash during 2024, effective with the quarter ended June 30, 2024, Dr. Bernards agreed to receive equity-based compensation for his services on the Board of Directors, for the quarters ended June 30, 2024 through December 31, 2024. In order to reconcile his Board of Directors compensation with that of the other non-officer directors, Dr. Bernards agreed to receive the same Board of Directors compensation, both in form and amount, as the other non-officer directors for the year ending December 31, 2025.

Effective September 1, 2025, Dr. Bernards resigned from the Board of Directors of the Company and was appointed as Chairman of the Company’s Scientific Advisory Committee.

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

Effective June 16, 2025, the Company entered into an employment agreement with Geordan Pursglove pursuant to which Mr. Pursglove was appointed as the Company’s Chief Executive Officer and Chairman of the Board of Directors for a term of three years, subject to automatic termination if the Company did not complete a successful financing that would enable it to maintain its listing on the Nasdaq Capital Market by July 3, 2025, which was accomplished on July 2, 2025. Under the employment agreement, Mr. Pursglove will receive an annual salary of $240,000, which may be increased from time to time in the sole discretion of the Board of Directors. At his election, Mr. Pursglove’s compensation will be payable in cash and/or restricted shares of common stock, or a combination thereof. He will also be eligible to receive an annual bonus as determined in the sole discretion of the Board of Directors in the form of cash or equity, or a combination thereof. Mr. Pursglove will not receive any additional compensation for serving as Chairman of the Board of Directors. During the three months and nine months ended September 30, 2025, the Company paid $60,000 and $70,000, respectively, to Mr. Pursglove under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

Effective September 1, 2025, the Company appointed Geordan Pursglove as the Company’s President as the result of the resignation of Bas van der Baan.

Effective September 1, 2025, the Company entered into an employment agreement with Peter Stazzone to act as the Company’s Chief Financial Officer, for a term of one year, automatically renewable for additional one-year periods, with an annual salary of $150,000. During the three months and nine months ended September 30, 2025, the Company paid $12,500 and $12,500, respectively, to Mr. Stazzone under this employment agreement, which costs are included in general and administrative costs in the Company’s consolidated statements of operations for such periods.

Compensatory Arrangements for Members of the Board of Directors

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation program for the non-officer directors for their services on the Board of Directors, which was subsequently amended effective May 25, 2022, July 9, 2024, March 21, 2025 and September 30, 2025.

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

Chairman of any other committees – additional $5,000 per year

Member of audit committee – additional $5,000 per year

Member of any other committees – additional $2,500 per year

In conjunction with the Company’s efforts to preserve cash, the Board of Directors approved amendments to this compensation program, such that for the quarters ended June 30, 2024 through December 31, 2025, the non-officer directors (including Dr. Bernards) have received or will receive, in lieu of cash compensation, stock options exercisable for a period of five years, vesting immediately, to purchase common stock at an exercise price based on the closing market price upon issuance, with the amount of such stock options equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model. On September 30, 2025, the Board of Directors approved an amendment to this compensation program such that at each quarter end, each non-officer director will have the choice as to whether to receive their quarterly compensation in cash or in stock options exercisable for a period of five years, vesting immediately, to purchase common stock at an exercise price based on the closing market price upon issuance, with the amount of such stock options equal to the cash payment such director would otherwise have been entitled to receive for such quarter, divided by their quarterly value as determined pursuant to the Black-Scholes option-pricing model.

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

Total cash compensation paid to non-officer directors was $27,500 and $0, respectively, for the three months ended September 30, 2025 and 2024. Total cash compensation paid to non-officer directors was $27,500 and $38,819, respectively, for the nine months ended September 30, 2025 and 2024.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 7.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the three months and nine months ended September 30, 2025 and 2024, is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Related party costs:
Cash-based	$217,416	$176,226	$449,432	$566,624
Stock-based	776,611	106,827	1,144,348	340,445
Total	$994,027	$283,053	$1,593,780	$907,069

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

As of September 30, 2025, unexpired stock options for 694,309 shares were issued and outstanding under the 2020 Plan and 55,691 shares were available for issuance under the 2020 Plan.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2025, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.58% to 3.82%
Expected dividend yield	0%
Expected volatility	128.78% to 139.42%
Expected life	2.5 to 3.5 years

For stock options requiring an assessment of value during the nine months ended September 30, 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.55% to 4.29%
Expected dividend yield	0%
Expected volatility	125.59 to 126.45%
Expected life	2.5 to 3.5 years

On June 17, 2022, the Board of Directors appointed Bas van der Baan to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. van der Baan was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $158,525 ($6.341 per share), of which $79,263 was attributable to the portion of the stock options fully vested on June 17, 2022 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from June 17, 2022 through June 30, 2024. During the three months and nine months ended September 30, 2024, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $0 and $19,390, respectively, with respect to these stock options.

On June 30, 2022, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the five non-officer directors of the Company stock options to purchase 10,000 shares (a total of 50,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $7.40 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $316,700 ($6.334 per share), which was charged to operations ratably from July 1, 2022 through June 30, 2024. During the three months and nine months ended September 30, 2024, the Company recorded a charge to general and administrative costs in the consolidated statement of operations of $0 and $47,310, respectively, with respect to these stock options.

On November 6, 2022, the Board of Directors granted to each of the four officers of the Company stock options to purchase 20,000 shares (a total of 80,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $20.00 per share, vesting 25% on issuance and 25% on each anniversary date thereafter until fully vested, subject to continued service. The total fair value of the 80,000 stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $262,560 ($3.282 per share), which is being charged to operations ratably from November 6, 2022 through November 6, 2025. During the three months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $4,132 and $9,641, respectively, with respect to these stock options. During the nine months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $12,264 and $34,304, respectively, with respect to these stock options.

On June 30, 2023, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $5.88 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $192,593 ($4.8131 per share), which was charged to operations ratably from July 1, 2023 through June 30, 2025. During the three months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $0 and $24,232, respectively, with respect to these stock options. During the nine months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $47,672 and $72,300, respectively, with respect to these stock options.

On September 26, 2023, in connection with the employment agreement entered into with Bas van der Baan, Mr. van der Baan was granted a stock option to purchase 250,000 shares of the Company’s common stock. The stock option can be exercised on a cashless basis. The stock option is exercisable for a period of five years at an exercise price of $1.95 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The stock option initially vested in equal increments quarterly over a three-year period commencing on the last day of each calendar quarter commencing October 1, 2023, subject to continued service. The fair value of this stock option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $403,066 ($1.612 per share), which was being charged to operations ratably from September 26, 2023 through September 30, 2026. Effective June 16, 2025, in connection with an amendment to Mr. van der Baan’s employment agreement (see Note 6), the stock option was deemed fully vested and the remaining unamortized fair value was charged to operations on such date, and the time period for Mr. van der Baan to exercise this stock option at any time in the future that he is no longer providing services to the Company as a consultant, employee or otherwise was increased from ninety days to one year. During the three months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $0 and $33,712, respectively, with respect to this stock option. During the nine months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $233,784 and $100,402, respectively, with respect to this stock option.

On June 30, 2024, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.37 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $73,976 ($1.8494 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2026. During the three months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $9,324 and $6,993, respectively, with respect to these stock options. During the nine months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $9,324 and $25,333, respectively, with respect to these stock options.

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

On July 1, 2024, in connection with the consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Dr. Schellens was granted a stock option to purchase 15,000 shares of the Company’s common stock. The stock option can be exercised on a cashless basis. The stock option is exercisable for a period of five years at an exercise e price of $2.39 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The stock option vested quarterly over a three-year period commencing on the last day of each calendar quarter commencing September 30, 2024. The fair value of this stock option, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $29,074 ($1.9382 per share), which is being charged to operations ratably from July 1, 2024 through June 30, 2027. During the three months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $0 and $2,418, respectively, with respect to this stock option. During the nine months ended September 30, 2025 and 2024, the Company recorded charges to general and administrative costs in the consolidated statements of operations of $4,810 and $2,418, respectively, with respect to this stock option. Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens and to terminate his consulting agreement.

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

On January 20, 2025, the Board of Directors, in conjunction with the Company’s efforts to preserve cash, granted to the four non-officer directors of the Company a total of 16,665 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.33 per share (the closing market price on the grant date) The stock options were granted in lieu of cash compensation, are exercisable for a period of five years and were immediately vested. The number of stock options granted to each of the four non-officer directors of the Company was equal to the cash payment such director would otherwise have been entitled to receive for the quarter ended December 31, 2024, divided by their grant date value as determined pursuant to the Black-Scholes option-pricing model, and was determined to be $27,500 ($1.65002 per share). The grant date value of the stock options of $27,500 was accrued at December 31, 2024 and charged to operations at that date. During the nine months ended September 30, 2025, there was no expense charged to operations with respect to these stock options.

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

On June 30, 2025, the Board of Directors, in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, granted to each of the four non-officer directors of the Company stock options to purchase 10,000 shares (a total of 40,000 shares) of the Company’s common stock, exercisable for a period of five years at an exercise price of $0.905 per share (the closing market price on the grant date), vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $28,700 ($0.7175 per share), which is being charged to operations ratably from July 1, 2025 through June 30, 2027. During the three months and nine months ended September 30, 2025, the Company recorded a charge to operations of $2,712 with respect to these stock options.

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

In connection with the employment agreement entered into with Geordan Pursglove, effective as of July 3, 2025, the end of the first trading day of the Company’s common stock immediately following the successful completion of the above referenced financing, as an inducement to Mr. Pursglove to join the Company, as a signing bonus, Mr. Pursglove was granted a stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.83 per share (the closing market price on the grant date), for a term of five years, exercisable on a cashless basis and vesting 50% on the grant date, 25% on September 30, 2025, and 25% on December 31, 2025, subject to continued service. The stock option grant was not issued under the Company’s 2020 Stock Incentive Plan. The stock option agreement provides for certain registration rights and for accelerated vesting upon the occurrence of certain events, including early termination of the agreement that is not the result of his voluntary termination or termination for cause, a sale or change in control of the Company, or a sale, licensing or other disposition of all or substantially all of the assets of the Company. The total fair value of the stock option to purchase 350,000 shares of common stock, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $728,671 ($2.0819 per share), which is being charged to operations from July 3, 2025 through December 31, 2025. During the three months and nine months ended September 30, 2025, the Company recorded a charge to operations of $546,499 and $546,499, respectively, with respect to these stock options.

On August 15, 2025, the Board of Directors appointed Jason Sawyer to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Mr. Sawyer was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.59 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $68,360 ($2.7344 per share), of which $34,180 was attributable to the portion of the stock options fully vested on August 15, 2025 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 15, 2025 through September 30, 2026. During the three months and nine months ended September 30, 2025, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,500 and $38,500, respectively, with respect to these stock options.

On August 15, 2025, the Board of Directors appointed Dr. Michael Holloway to the Board of Directors. In connection with his appointment to the Board of Directors, and in accordance with the Company’s cash and equity compensation package for members of the Board of Directors, Dr. Holloway was granted stock options to purchase 25,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $3.59 per share (the closing market price on the grant date), vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $68,360 ($2.7344 per share), of which $34,180 was attributable to the portion of the stock options fully vested on August 15, 2025 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from August 15, 2025 through September 30, 2026. During the three months and nine months ended September 30, 2025, the Company recorded charges to general and administrative costs in the consolidated statement of operations of $38,500 and $38,500, respectively, with respect to these stock options.

On September 1, 2025, in connection with the employment agreement with Peter Stazzone, Mr. Stazzone was granted stock options to purchase 50,000 shares of the Company’s common stock. The options are exercisable for a period of five years at an exercise price of $4.45 per share, which was equal to the closing market price of the Company’s common stock on the grant date. The options vested 25% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service. The stock option grant was not issued under the Company’s 2020 Stock Incentive Plan. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $173,070 ($3.4614 per share), of which $43,268 was attributable to the portion of the stock options fully vested on September 1, 2025 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from September 1, 2025 through June 30, 2026. The Company recorded a charge to general and administrative costs in the consolidated statement of operations for the three months and nine months ended September 30, 2023 of $55,732 and $55,732, respectively, with respect to these stock options.

Effective September 1, 2025, the Company appointed Lourdes Felix and Guy Primus to the Board of Directors. Although it was the Company’s policy to issue stock options to each new director to purchase 25,000 shares of the Company’s common stock on the appointment date, vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service, due to limitations with respect to the Company’s 2020 Stock Incentive Plan, the Company did not issue these stock options on such date To account for this obligation, the Company determined the fair value of these stock options for each new director effective September 1, 2025 to be $84,533 ($3.38 per share), as calculated pursuant to the Black-Scholes option-pricing model, and recorded a charge to operations reflecting 50% of the fair value of such stock options on such date and a related accrued liability. The remaining 50% of the fair value of such stock options is being charged to operations ratably through September 30, 2026. Accordingly, a total of $84,533 was charged to operations for the three months and nine months ended September 30, 2025, respectively, for this obligation, and an additional $84,533 will be charged to operations ratably through September 30, 2026. The Company anticipates issuing the stock options prior to December 31, 2025.

The employment agreement of the Company’s Chief Medical Officer, Dr. James S. Miser expired on July 31, 2024, the employment agreement of the Company’s Vice President and Chief Operating Officer, Eric J. Forman, terminated upon his resignation from the Company on December 31, 2024, the consulting agreement of the Company’s Chief Medical Officer, Dr. Jan Schellens, was terminated effective with his resignation on July 31, 2025, and Regina Brown, a former director, resigned from the Board of Directors effective September 1, 2025. Accordingly, the unvested stock options for each such person ceased vesting effective as of the respective dates that their services to the Company terminated. Furthermore, the expiration date of all vested stock options owned by each such person contractually expire one year from the respective dates that their services to the Company terminated.

Stephen Forman, Yun Yen and Rene Bernards all resigned as members of the Board of Directors during the quarter ended September 30, 2025, although all three continue to be of service to the Company through their membership on the Company’s Scientific Advisory Board. Similarly, Robert Weingarten resigned as the Company’s Chief Financial Officer effective August 31, 2025, although Mr. Weingarten continues to be of service to the Company as a consultant. Accordingly, the unvested stock options for each such person continue to vest. Furthermore, the expiration date of all vested stock options maintain their original expiration dates.

A summary of stock-based compensation costs for the three months and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Related parties	$776,611	$106,827	$1,144,348	$340,445
Non-related parties	—	—	—	—
Total stock-based compensation costs	$776,611	$106,827	$1,144,348	$340,445

A summary of stock option activity, including options issued in the form of warrants, during the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Stock options outstanding at December 31, 2024	613,232	$12.317
Granted	581,494	2.657
Exercised	—	—
Expired	(71,667)	44.272
Stock options outstanding at September 30, 2025	1,123,059	$5.276	3.48

Stock options exercisable at December 31, 2024	409,897	$17.100
Stock options exercisable at September 30, 2025	930,559	$5.664	3.28

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $401,000 at September 30, 2025, which will be recognized subsequent to September 30, 2025 over a weighted-average period of approximately 7 months.

At September 30, 2025, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.905	72,648	46,398
$1.210	32,181	32,181
$1.870	21,217	21,217
$1.950	250,000	250,000
$2.330	16,665	16,665
$2.370	51,598	40,348
$2.390	5,000	5,000
$2.830	350,000	262,500
$3.590	50,000	25,000
$4.450	50,000	12,500
$5.025	8,750	8,750
$5.880	40,000	40,000
$7.400	55,000	55,000
$20.000	35,000	30,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
	1,123,059	930,559

Based on the closing fair market value of $5.030 per common share on September 30, 2025, the intrinsic value attributed to exercisable but unexercised common stock options was approximately $2,037,000 at September 30, 2025.

Outstanding stock options to acquire 205,000 shares of the Company’s common stock had not vested at September 30, 2025.

Upon the exercise of such stock options, the Company expects to satisfy the related stock obligations through the issuance of authorized but unissued shares of common stock.

8. Income Taxes

During the three months and nine months ended September 30, 2025 and 2024, the Company did not record any provision for income taxes, as the Company incurred losses during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2025 and December 31, 2024, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At September 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $510,000, including clinical trial agreements of $292,000 and clinical trial monitoring agreements of $218,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing active contractual clinical trials described below as of September 30, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Planned Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	20 patients entered	December 2026	NCT06065462	$-0- (1)

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	June 2026	NCT06012734	-0- (1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	14	Determine MTD and RP2D	Fourteen patients entered	December 2025	NCT05809830	292,000

Total									$292,000

(1)	The Company has no financial contractual commitments associated with these clinical trials at September 30, 2025.

Netherlands Cancer Institute. Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) (see Note 6) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colorectal cancer. Under the agreement, the Company will provide its lead compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. The Company has no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of the Company, NKI and Roche.

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Company did not incur any costs pursuant to this Agreement. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $0 and $78,015, respectively, pursuant to this Agreement. As of September 30, 2025, total costs of $732,532 had been incurred pursuant to this Agreement.

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

As of September 30, 2025, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

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

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the three months ended September 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. Through September 30, 2025, the Company has incurred charges of $685,107 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $292,000 for the Phase 1b portion of this clinical trial as of September 30, 2025, which is currently scheduled to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $4,942 and $12,610 pursuant to this letter of intent and subsequent work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $16,834 and $20,838 pursuant to this letter of intent and subsequent work order. As of September 30, 2025, total costs of $43,597 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $53,000 as of September 30, 2025, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $0 and $1,603, respectively, pursuant to this work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $0 and $10,603, respectively, pursuant to this work order. As of September 30, 2025, total costs of $87,823 had been incurred pursuant to this work order agreement.

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

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $3,981 and $13,475, respectively, pursuant to this work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $11,603 and $26,207, respectively, pursuant to this work order. As of September 30, 2025, total costs of $61,058 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $91,000 as of September 30, 2025, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight was expected to be completed by May 31, 2027.

Costs under this work order agreement were estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During three months ended September 30, 2025 and 2024, the Company incurred costs of $4,500 and $14,900, respectively, pursuant to this work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $13,500 and $14,900, respectively, pursuant to this work order. As of September 30, 2025, total costs of $33,691 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $74,000 as of September 30, 2025, which was expected to be incurred through May 31, 2027.

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

During the three months ended September 30, 2025 and 2024, the Company incurred costs of $7,397 and $7,537, respectively, in connection with its obligations under the License Agreement. During the nine months ended June 30, 2025 and 2024, the Company incurred costs of $22,191 and $68,106, respectively, in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of September 30, 2025, total costs of $97,835 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,765,000 as of September 30, 2025, which is expected to be incurred over approximately the next twenty years.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to have its president, Dr. Daniel D. Von Hoff, M.D., serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated by mutual agreement effective September 30, 2024. Consulting and advisory fees charged to operations pursuant to this consulting agreement were $4,000 and $12,000 for the three months and nine months ended September 30, 2024, respectively.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $13,600 and $8,000 during the three months ended September 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $38,400 and $35,200 during the nine months ended September 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations.

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

During the three months ended September 30, 2025 and 2024, the Company incurred charges of $0 and $76,278, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company incurred charges of $0 and $210,362, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2025, total costs of $695,918 have been incurred pursuant to this agreement.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $7,200 and $9,062, respectively, pursuant to this contract. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $42,057 and $18,932, respectively, pursuant to this contract. As of September 30, 2025, total costs of $382,579 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $84,000 as of September 30, 2025.

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

The reported adverse events in the colorectal cancer study have not been seen in any other patients thus far treated with LB-100 alone or in combination with other cancer drugs. Through September 30,2025, the Company has been informed that a total of 86 patients had received or were receiving experimental treatment with LB-100.

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

Exercise of Pre-Funded Warrants

During the period from October 1, 2025 through October 31, 2025, an additional 475,521 pre-funded warrants exercisable at $0.00001 per share that were sold in the July 2, 2025 private placement were exercised, resulting in the issuance of 475,521 shares of common stock. As of October 31, 2025, 184,251 pre-funded warrants remained unexercised.

Other Significant Agreements and Contracts

SGN Media Inc. On October 1, 2025, the Company entered into an agreement with SGN Media Inc (“SGN”) for marketing consulting services for a term of one year. The agreement provides for a one-time payment of $20,000 upon execution of the agreement and the reimbursement of pre-approved expenses. Upon the completion of an acquisition and related financing, the Company is required to pay SGN a $20,000 per month management fee and to further pay a monthly budget of $220,000 in the first month subsequent to an acquisition and $100,000 monthly thereafter. The agreement is terminable by the Company upon 120 days written notice.

LMC Communications Inc. On October 1, 2025, the Company entered into an agreement with LMC Communications Inc (“LMC”) for corporate communications services. The agreement is for a term of one year. The agreement provides for the payment of 150,000 Canadian dollars (approximately $108,000 as of September 30, 2025) upon execution, which can be paid by the issuance of 30,000 shares of the Company’s common stock. The Company has elected to pay 30,000 shares of the Company’s common stock.

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

Going Concern

For the nine months ended September 30, 2025, the Company recorded a net loss of $3,465,626 and used cash in operations of $1,982,720. At September 30, 2025, the Company had cash of $2,887,874 available to fund its operations.

Because the Company is currently engaged in various early-stage clinical trials, it is expected that it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years and may never do so. Even if the Company is able to generate revenues through licensing its technology, product sales or other commercial activities, there can be no assurance that the Company will be able to achieve and maintain positive earnings and operating cash flows. At September 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated approximately $510,000, which are currently scheduled to be incurred through approximately December 31, 2027.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2025 will provide sufficient working capital to fund the Company’s operations as currently configured, including its ongoing clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100, for at least the next 12 months. However, existing cash resources will not be sufficient to complete the development of and to obtain regulatory approval for the Company’s product candidate, which would require significant additional operating capital.

In addition, as a result of the appointment of a new Chairman and Chief Executive Officer in June 2025, the completion of the July 2025 equity financings, and other recent changes in senior management and the Board of Directors, the Company’s operating strategies that may include the addition of personnel and/or the incurrence of additional operating costs, which may require that the Company raise additional capital to fund operations. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to fund its operations.

The Company is focusing on a disciplined approach to strategic expansion and is focused on advancing LB-100 in high-need cancer indications, while pursuing acquisitions of complementary oncology assets that could enhance the Company’s pipeline, accelerate development and create durable value for patients and shareholders. The Company has announced that it is in advanced negotiations regarding potential transactions consistent with its strategy, although there can be no assurance that any transaction will be completed.

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

On August 19, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff notifying the Company of its noncompliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Rule 5550(b)(1).

On October 3, 2024, the Company submitted a compliance plan, outlining proposed equity financings. On October 21, 2024, Nasdaq granted the Company an extension through February 18, 2025 to complete its plan and evidence compliance via Form 8-K.

The Company did not meet the terms of the extension and, on February 19, 2025, received a Staff determination letter. The Company timely requested a hearing before the Nasdaq Hearings Panel, staying any suspension or delisting pending the Panel’s decision.

Following an April 3, 2025 hearing, the Panel granted the Company a further extension through July 3, 2025 to regain compliance.

On July 2, 2025, the Company closed a $5.05 million private placement and, on July 8, 2025, completed a $1.5 million registered direct offering (see Note 5). On July 15, 2025, Nasdaq notified the Company that it had regained compliance with the stockholders’ equity requirement.

The Company remains subject to a Panel Monitor under Nasdaq Listing Rule 5815(d)(4)(B) through July 15, 2026. During this period, any future deficiency in stockholders’ equity would require the Company to request a hearing before the Panel rather than submit a new compliance plan.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2025 and 2024 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2025 and 2024 included elsewhere in this document.

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

As a result of such review and analysis, patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property, primarily related to LB-100, decreased to $16,853 for the three months ended September 30, 2025, as compared to $45,415 for the three months ended September 30, 2024, a decrease of $28,562, or 62.9%. Patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property, primarily related to LB-100, decreased to $90,239 for the nine months ended September 30, 2025, as compared to $192,238 for the nine months ended September 30, 2024, a decrease of $101,999, or 53.1%.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the July 2023 equity financing, the February 2025 equity financing, and the July 2025 equity financings meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At September 30, 2025 and December 31, 2024, the Company did not have any liability-classified warrants.

Digital Assets

The Company holds certain digital assets, consisting of Bitcoin and Ethereum cryptocurrencies. Digital assets are initially recorded at cost and if the fair value of a digital asset is other than its carrying amount, an unrealized gain or loss is recognized equal to the difference between the carrying amount and the fair value at the measurement date. Realized gains and losses on the sale of digital assets are included in other income (expense) in the Company’s consolidated statements of operations. The Company’s digital assets are reasonably expected to be realized in cash or sold or consumed during the Company’s normal operating cycle and as such have been classified as current assets in the Company’s consolidated balance sheets.

The Company uses a combination of third-party custodial arrangements and cold storage solutions to secure its digital assets. While management believes these arrangements provide appropriate safeguards, digital assets are subject to unique risks, including technological failures, cybersecurity threats, loss of private keys, market volatility, and evolving legal and regulatory environments.

Management monitors developments in accounting and regulatory guidance related to digital assets. Any future updates may require changes in the Company’s accounting policies, disclosures, or internal controls.

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

Results of Operations

At September 30, 2025, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$—	$—	$—	$—

Costs and expenses:
Research and development costs	50,696	361,630	202,801	691,402
General and administrative costs	1,750,658	621,627	3,080,302	2,267,890
Total costs and expenses	1,801,354	983,257	3,283,103	2,959,292
Loss from operations	(1,801,354)	(983,257)	(3,283,103)	(2,959,292)
Interest income	4,430	1,437	5,236	6,529
Interest expense	(457)	(1,049)	(5,402)	(12,389)
Unrealized gain (loss) in fair value of digital assets, net	(182,887)	—	(182,887)	—
Realized gain (loss) on foreign currency transactions	(130)	(3,161)	530	(3,119)
Net loss	(1,980,398)	(986,030)	(3,465,626)	(2,968,271)
Series B Convertible Preferred Stock 8% cumulative dividend	(50,367)	—	(50,367)	—
Net loss attributable to common stockholders	$(2,030,765)	$(986,030)	$(3,515,993)	$(2,968,271)

Net loss per common share – basic and diluted	$(0.33)	$(0.44)	$(0.92)	$(1.32)

Weighted average common shares outstanding – basic and diluted	6,171,195	2,249,290	3,801,400	2,249,290

Three Months Ended September 30, 2025 and 2024

Revenues. The Company did not have any revenues for the three months ended September 30, 2025 and 2024.

Research and Development Costs. For the three months ended September 30, 2025, research and development costs were $50,696 which consisted of clinical and related oversight costs of $13,424, compound maintenance costs of $7,480, regulatory service costs of $7,581, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $22,211.

For the three months ended September 30, 2024, research and development costs were $361,630, which consisted of clinical and related oversight costs of $250,342, compound maintenance costs of $9,062, regulatory service costs of $11,405, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $90,821.

Included in preclinical research costs for the three months ended September 30, 2025 and 2024 were $0 and $76,278, respectively, of costs paid to the Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

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

Research and development costs decreased by $310,934, or 86.0%, in 2025 as compared to 2024, primarily as a result of a decrease in clinical and related oversight costs of $236,918 and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $68,610.

General and Administrative Costs. For the three months ended September 30, 2025, general and administrative costs were $1,750,658, which consisted of the fair value of vested stock options issued to directors and officers of $776,611 (including the vested portion of stock options granted to Geordan Pursglove, the Company’s CEO, on July 3, 2025 of $546,499, the vested portion of stock options granted to Peter Stazzone, the Company’s CFO, on September 1, 2025 of $55,732, and the vested portion of stock options granted to two new directors on August 15, 2025 of $76,010), patent and licensing legal and filing fees and costs of $16,853, other consulting and professional fees of $538,218 (including public relation fees of $184,711 paid to MicroCap Advisory LLC and $150,000 paid to IR Agency LLC), insurance expense of $64,277, travel expense of $40,320, officer compensation and related costs of $207,377, director fees paid in cash of $27,500, licensing and royalties of $7,397, shareholder reporting costs of $27,566, listing fees of $13,250, filing fees of $6,211, investor relations of $13,397, taxes and licenses of $5,056, and other operating costs of $6,625.

For the three months ended September 30, 2024, general and administrative costs were $621,627, which consisted of the fair value of vested stock options issued to directors and officers of $106,827 (including quarterly director and board committee fees of $27,500), patent and licensing legal and filing fees and costs of $45,415, other consulting and professional fees of $117,893, insurance expense of $116,440, officer compensation and related costs of $190,445, licensing and royalties of $7,537, shareholder reporting costs of $2,941, listing fees of $12,375, filing fees of $2,864, investor relations of $13,397, rent of $3,218, and other operating costs of $2,275.

General and administrative costs increased by $1,129,031 or 181.6%, in 2025 as compared to 2024, primarily as a result of increases in the fair value of vested stock options issued to directors and officers of $669,784 (including the vested portion of stock options granted to Geordan Pursglove, the Company’s CEO, on July 3, 2025 of $546,499, the vested portion of stock options granted to Peter Stazzone, the Company’s CFO, on September 1, 2025 of $55,732, and the vested portion of stock options granted to two new directors on August 15, 2025 of $76,010), other consulting and professional fees of $420,325 (including public relation fees of $184,711 paid to MicroCap Advisory LLC and $150,000 paid to IR Agency LLC), officer compensation and related costs of $16,932, travel expenses of $40,320, director fees paid in cash of $27,500, shareholder reporting of $24,645, taxes and licenses of $5,056, offset by decreases in patent and licensing legal and filing fees and costs of $28,562, and insurance expense of $52,163.

Effective August 4, 2025, the Company entered into a Market Awareness Agreement (the “Agreement”) with MicroCap Advisory, LLC for a term of six months to develop a clear, impactful, and marketable corporate strategy to identify, reach and engage with potential investors. Following the initial 30 day term of the Agreement, either party may terminate it without cause by providing the other party with at least 15 days prior written notice. This corporate strategy was intended to serve as the foundation for a comprehensive investor communications program for the Company. The Agreement provided for a one-time account set-up fee of $15,000 and a cash fee of $125,000 per month over a period of six months, subject to increase, depending on news, events, or other opportunities to amplify public awareness, which will be reviewed and approved by both parties. In addition, the Agreement provided for the issuance of 48,000 shares of the Company’s common stock to MicroCap Advisory, LLC. upon its signing. The Company also agreed to reimburse MicroCap Advisory, LLC for any pre-approved expenses incurred, including analyst reports and travel expenses. Effective September 5, 2025, the Company terminated this Agreement and issued 9,181 shares of common stock, valued at $44,711, under the Agreement as settlement of the original 48,000 common share obligation.

Interest Income. For the three months ended September 30, 2025, the Company had interest income of $4,430, as compared to interest income of $1,437 for the three months ended September 30, 2024, related to the investment of the Company’s cash resources.

Interest Expense. For the three months ended September 30, 2025, the Company had interest expense of $457, as compared to interest expense of $1,049 for the three months ended September 30, 2024, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Unrealized Gain (Loss) in Fair Value of Digital Assets, Net. For the three months ended September 30, 2025, the Company had aa unrealized net loss from a decrease in the fair value of digital assets of $182,887.

Realized Gain (Loss) on Foreign Currency Transactions. For the three months ended September 30, 2025, the Company had a realized foreign currency loss of $130, as compared to a foreign currency loss of $3,161 for the three months ended September 30, 2024, from foreign currency transactions.

Net Loss. For the three months ended September 30, 2025, the Company incurred a net loss of $1,980,398, as compared to a net loss of $986,030 for the three months ended September 30, 2024.

Series B Convertible Preferred Stock 8% Cumulative Dividend. For the three months ended September 30, 2025, the Company recorded a Series B Convertible Preferred Stock dividend of $50,367.

Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2025, the Company incurred a net loss attributed to common stockholders of $2,030,765, as compared to a net loss attributed to common stockholders of $986,030 for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 and 2024

Revenues. The Company did not have any revenues for the nine months ended September 30, 2025 and 2024.

Research and Development Costs. For the nine months ended September 30, 2025, research and development costs were $202,801 which consisted of clinical and related oversight costs of $40,894, compound maintenance costs of $60,563, regulatory service costs of $8,771, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $92,573.

For the nine months ended September 30, 2024, research and development costs were $691,402, which consisted of clinical and related oversight costs of $358,319, compound maintenance costs of $18,932, regulatory service costs of $14,021, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of 300,130.

Included in preclinical research costs for the nine months ended September 30, 2025 and 2024 were $0 and $210,362, respectively, of costs paid to the Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam, one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, to identify the most promising drugs to be combined with LB-100, and potential LB-100 analogues, to be used to treat a range of cancers, as well as to identify the specific molecular mechanisms underlying the identified combinations.

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

Research and development costs decreased by $488,601, or 70.7%, in 2025 as compared to 2024, primarily as a result of a decrease in clinical and related oversight costs of $317,425 and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $207,557, offset by an increase in compound maintenance of $41,631.

General and Administrative Costs. For the nine months ended September 30, 2025, general and administrative costs were $3,080,302, which consisted of the fair value of vested stock options issued to directors and officers of $1,144,348 (including quarterly director and board committee fees of $55,000, the acceleration of the vesting of stock options held by Bas van der Baan of $167,460 as a result of the amendment of his employment contract on June 16, 2025, the vested portion of stock options granted to Geordan Pursglove, the Company’s CEO, on July 3, 2025 of $546,499, the vested portion of stock options granted to Peter Stazzone, the Company’s CFO, on September 1, 2025 of $55,732, and the vested portion of stock options granted to two new directors on August 15, 2025 of $76,010), patent and licensing legal and filing fees and costs of $90,239, other consulting and professional fees of $920,084 (including public relation fees of $184,711 paid to MicroCap Advisory LLC and $150,000 paid to IR Agency LLC), insurance expense of $192,830, travel expense of $40,754, officer compensation and related costs of $460,403, director fees paid in cash of $27,500, licensing and royalties of $22,192, shareholder reporting costs of $39,731, listing fees of $59,750, filing fees of $21,381, investor relations of $36,191, taxes and licenses of $15,169, and other operating costs of $9,729.

For the nine months ended September 30, 2024, general and administrative costs were $2,267,890, which consisted of the fair value of vested stock options issued to directors and officers of $340,445 (including quarterly director and board committee fees of $55,000), patent and licensing legal and filing fees and costs of $192,238, other consulting and professional fees of $481,865, insurance expense of $370,167, officer compensation and related costs of $578,034, director fees paid in cash of $38,819, licensing and royalties of $68,106, shareholder reporting costs of $15,690, listing fees of $37,125, filing fees of $21,917, investor relations of $48,191, rent of $13,099, conference fees of $14,475, travel of $9,725, taxes and licenses of $30,869, and other operating costs of $7,125.

General and administrative costs increased by $812,412 or 35.8%, in 2025 as compared to 2024, primarily as a result of increases in the fair value of vested stock options issued to directors and officers of $803,903 ((including quarterly director and board committee fees of $55,000, the acceleration of the vesting of stock options held by Bas van der Baan of $167,460 as a result of the amendment of his employment contract on June 16, 2025, the vested portion of stock options granted to Geordan Pursglove, the Company’s CEO, on July 3, 2025 of $546,499, the vested portion of stock options granted to Peter Stazzone, the Company’s CFO, on September 1, 2025 of $55,732, and the vested portion of stock options granted to two new directors on August 15, 2025 of $76,010), other consulting and professional fees of $438,219 (including public relation fees of $184,711 paid to MicroCap Advisory LLC and $150,000 paid to IR Agency LLC), travel expenses of $31,029, director fees paid in cash of $27,500, shareholder reporting of $24,041, listing fees of $22,625, , offset by decreases in patent and licensing legal and filing fees and costs of $101,999, officer compensation and related costs of $117,631, licensing and royalties of $45,914, taxes and licenses of $15,700, investor relations of $12,000, director fees paid in cash of $11,319, rent of $13,099, conference fees of $14,475, and insurance expense of $177,337.

Effective August 4, 2025, the Company entered into a Market Awareness Agreement (the “Agreement”) with MicroCap Advisory, LLC for a term of six months to develop a clear, impactful, and marketable corporate strategy to identify, reach and engage with potential investors. Following the initial 30 day term of the Agreement, either party may terminate it without cause by providing the other party with at least 15 days prior written notice. This corporate strategy was intended to serve as the foundation for a comprehensive investor communications program for the Company. The Agreement provided for a one-time account set-up fee of $15,000 and a cash fee of $125,000 per month over a period of six months, subject to increase, depending on news, events, or other opportunities to amplify public awareness, which will be reviewed and approved by both parties. In addition, the Agreement provided for the issuance of 48,000 shares of the Company’s common stock to MicroCap Advisory, LLC. upon its signing. The Company also agreed to reimburse MicroCap Advisory, LLC for any pre-approved expenses incurred, including analyst reports and travel expenses. Effective September 5, 2025, the Company terminated this Agreement and issued 9,181 shares of common stock, valued at $44,711, under the Agreement as settlement of the original 48,000 common share obligation.

Interest Income. For the nine months ended September 30, 2025, the Company had interest income of $5,236, as compared to interest income of $6,529 for the nine months ended September 30, 2024, related to the investment of the Company’s cash resources.

Interest Expense. For the nine months ended September 30, 2025, the Company had interest expense of $5.402, as compared to interest expense of $12,389 for the nine months ended September 30, 2024, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Unrealized Gain (Loss) in Fair Value of Digital Assets, Net. For the nine months ended September 30, 2025, the Company had aa unrealized net loss from a decrease in the fair value of digital assets of $182,887.

Realized Gain (Loss) on Foreign Currency Transactions. For the nine months ended September 30, 2025, the Company had a realized foreign currency gain of $530, as compared to a foreign currency loss of $3,119 for the nine months ended September 30, 2024, from foreign currency transactions.

Net Loss. For the nine months ended September 30, 2025, the Company incurred a net loss of $3,465,626, as compared to a net loss of $2,968,271 for the three months ended September 30, 2024.

Series B Convertible Preferred Stock 8% Cumulative Dividend. For the nine months ended September 30, 2025, the Company recorded a Series B Convertible Preferred Stock dividend of $50,367.

Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2025, the Company incurred a net loss attributed to common stockholders of $3,515,993, as compared to a net loss attributed to common stockholders of $2,968,271 for the nine months ended September 30, 2024.

Liquidity and Capital Resources – September 30, 2025

The Company’s condensed consolidated statements of cash flows as discussed herein are as follows:

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(1,982,720)	$(2,565,861)
Net cash used in investing activities	(2,637,360)	—
Net cash provided by financing activities	6,469,002	—
Net increase (decrease) in cash	$1,848,922	$(2,565,861)

At September 30, 2025, the Company had working capital of $4,912,254, as compared to working capital of $827,219 at December 31, 2024, reflecting a net increase in working capital of $4,085,035 for the nine months ended September 30, 2025. The increase in working capital during the nine months ended September 30, 2025 was primarily the result net proceeds of $4,178,162 from the sale of securities in a registered private placement that closed on July 2, 2025, and the net proceeds from the sale of securities in registered direct offerings of $914,228, that closed on February 13, 2025, and $1,330,812, that closed on July 8, 2025, offset by the level of continuing expenditures related to the Company’s ongoing operations. At September 30, 2025, the Company had cash of $2,887,874 available to fund its operations.

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

Based on current operating plans, the Company estimates that its existing cash resources at September 30, 2025 will provide sufficient working capital to fund the Company’s operations as currently configured, including its ongoing clinical trial program with respect to the development of the Company’s lead anti-cancer clinical compound LB-100, for at least the next 12 months. However, existing cash resources will not be sufficient to complete the development of and to obtain regulatory approval for the Company’s product candidate, which would require significant additional operating capital.

In addition, as a result of the appointment of a new Chairman and Chief Executive Officer in June 2025, the completion of the July 2025 equity financings, and other recent changes in senior management and the Board of Directors, the Company’s operating strategies that may include the addition of personnel and/or the incurrence of additional operating costs, which may require that the Company raise additional capital to fund operations. However, as market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to fund its operations.

The Company is focusing on a disciplined approach to strategic expansion and is focused on advancing LB-100 in high-need cancer indications, while pursuing acquisitions of complementary oncology assets that could enhance the Company’s pipeline, accelerate development and create durable value for patients and shareholders. The Company has announced that it is in advanced negotiations regarding potential transactions consistent with its strategy, although there can be no assurance that any transaction will be completed.

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

At September 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred aggregated $510,000, which are currently scheduled to be incurred through approximately December 31, 2027.

At September 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the nine months ended September 30, 2025, operating activities utilized cash of $1,982,720, as compared to utilizing cash of $2,565,861 for the nine months ended September 30, 2024, to fund the Company’s ongoing research and development activities and other operating expenses.

Investing Activities. For the nine months ended September 30, 2025, investing activities utilized cash of $2,637,360 for the purchase of digital assets, For the nine months ended September 30, 2024 the Company did not have any investing activities.

Financing Activities. For the nine months ended September 30, 2025, financing activities consisted of the gross proceeds from the sale of securities in the Company’s registered direct offerings of $2,550,003, reduced by offering costs of $304,963, gross proceeds from the sale of securities in the Company’s registered private placement of $5,050,000, reduced by offering costs of $871,838, and proceeds from the sale of common stock warrant of $45,800. For the nine months ended September 30, 2024, the Company had no financing activities.

Principal Commitments

Clinical Trial Agreements

At September 30, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $510,000, including clinical trial agreements of $292,000 and clinical trial monitoring agreements of $218,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing active contractual clinical trials described below as of September 30, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Planned Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	21	Determine the OS of patients with recurrent ovarian clear cell carcinoma	20 patients entered	December 2026	NCT06065462	$-0- (1)

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	June 2026	NCT06012734	-0- (1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	14	Determine MTD and RP2D	Fourteen patients entered	December 2025	NCT05809830	292,000

Total									$292,000

(1)	The Company has no financial contractual commitments associated with these clinical trials at September 30, 2025.

Netherlands Cancer Institute. Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) (see Note 6) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colorectal cancer. Under the agreement, the Company will provide its lead compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. The Company has no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of the Company, NKI and Roche.

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Company did not incur any costs pursuant to this Agreement. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $0 and $78,015, respectively, pursuant to this Agreement. As of September 30, 2025, total costs of $732,532 had been incurred pursuant to this Agreement.

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

As of September 30, 2025, this program to provide new inventory of the clinical drug product for the Spanish Sarcoma Group study, and potentially for subsequent multiple trials within the European Union, had cost approximately $1,144,000.

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

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the three months ended September 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. During the nine months ended September 30, 2025 and 2024, the Company did not incur any costs pursuant to this agreement. Through September 30, 2025, the Company has incurred charges of $685,107 for work done under this agreement through the fourth milestone.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $292,000 for the Phase 1b portion of this clinical trial as of September 30, 2025, which is currently scheduled to be incurred through December 31, 2025. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $4,942 and $12,610 pursuant to this letter of intent and subsequent work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $16,834 and $20,838 pursuant to this letter of intent and subsequent work order. As of September 30, 2025, total costs of $43,597 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $53,000 as of September 30, 2025, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $0 and $1,603, respectively, pursuant to this work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $0 and $10,603, respectively, pursuant to this work order. As of September 30, 2025, total costs of $87,823 had been incurred pursuant to this work order agreement.

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

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $3,981 and $13,475, respectively, pursuant to this work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $11,603 and $26,207, respectively, pursuant to this work order. As of September 30, 2025, total costs of $61,058 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $91,000 as of September 30, 2025, which is expected to be incurred through December 31, 2026.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight was expected to be completed by May 31, 2027.

Costs under this work order agreement were estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During three months ended September 30, 2025 and 2024, the Company incurred costs of $4,500 and $14,900, respectively, pursuant to this work order. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $13,500 and $14,900, respectively, pursuant to this work order. As of September 30, 2025, total costs of $33,691 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $74,000 as of September 30, 2025, which was expected to be incurred through May 31, 2027.

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

During the three months ended September 30, 2025 and 2024, the Company incurred costs of $7,397 and $7,537, respectively, in connection with its obligations under the License Agreement. During the nine months ended June 30, 2025 and 2024, the Company incurred costs of $22,191 and $68,106, respectively, in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations. As of September 30, 2025, total costs of $97,835 have been incurred pursuant to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,765,000 as of September 30, 2025, which is expected to be incurred over approximately the next twenty years.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to have its president, Dr. Daniel D. Von Hoff, M.D., serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated by mutual agreement effective September 30, 2024. Consulting and advisory fees charged to operations pursuant to this consulting agreement were $4,000 and $12,000 for the three months and nine months ended September 30, 2024, respectively.

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

The Company recorded charges to operations pursuant to this Collaboration Agreement of $13,600 and $8,000 during the three months ended September 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations. The Company recorded charges to operations pursuant to this Collaboration Agreement of $38,400 and $35,200 during the nine months ended September 30, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations.

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

During the three months ended September 30, 2025 and 2024, the Company incurred charges of $0 and $76,278, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company incurred charges of $0 and $210,362, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. As of September 30, 2025, total costs of $695,918 have been incurred pursuant to this agreement.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended September 30, 2025 and 2024, the Company incurred costs of $7,200 and $9,062, respectively, pursuant to this contract. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $42,057 and $18,932, respectively, pursuant to this contract. As of September 30, 2025, total costs of $382,579 have been incurred pursuant to this contract.

The Company’s aggregate commitment pursuant to this contract, less amounts previously paid to date, totaled approximately $84,000 as of September 30, 2025.

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

The reported adverse events in the colorectal cancer study have not been seen in any other patients thus far treated with LB-100 alone or in combination with other cancer drugs. Through September 30,2025, the Company has been informed that a total of 86 patients had received or were receiving experimental treatment with LB-100.

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

Consideration of Strategic Alternatives

The Company is focusing on a disciplined approach to strategic expansion and is focused on advancing LB-100 in high-need cancer indications, while pursuing acquisitions of complementary oncology assets that could enhance the Company’s pipeline, accelerate development and create durable value for patients and shareholders. The Company has announced that it is in advanced negotiations regarding potential transactions consistent with its strategy, although there can be no assurance that any transaction will be completed.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document
3.1	Certificate of Amendment to the Certificate of Incorporation of Lixte Biotechnology Holdings, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2023 and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2022 and incorporated herein by reference.

4.1

Form of Pre-Funded Warrant to Purchase Common Stock, dated as of July 3, 2025, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2025 and incorporated herein by reference.

10.1

Form of Securities Purchase Agreement, dated as of July 3, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2025 and incorporated herein by reference.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: November 12, 2025	By:	/s/ GEORDAN PURSGLOVE
Geordan Pursglove
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ PETER STAZZONE
Peter Stazzone
Chief Financial Officer
(Principal Financial and Accounting Officer)

