Form 10-K
period 2025-12-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2026-03-31
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-39717

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

433 Plaza Real, Suite 275
Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (631) 830-7092

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIXT	The NASDAQ Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $1,983,710. The Company had 11,617,944 shares of common stock issued and outstanding as of March 31, 2026.

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

PART I

ITEM 1. BUSINESS

Company Overview

The Company is a clinical-stage biopharmaceutical and proton cancer therapy company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s drug product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity.

The Company is the majority shareholder of Liora Technologies Europe Ltd., which is pioneering the development of electronically controlled proton therapy systems for treating tumors in various types of cancers. Liora’s proprietary technology, known as LiGHT System (Linac for Image Guided Hadron Therapy), has significant advantages over currently available technologies for treating tumors with proton therapy. Liora is an excellent complement to the pharmaceutical side of the Company’s business and ongoing clinical trials with LB-100 for Ovarian Clear Cell Carcinoma and Metastatic Colon Cancer,

LB-100

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

Description of LB-100 Business

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

On October 13, 2022, we announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, our lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of advanced soft tissue sarcomas (ASTS). Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment phase of the Phase 1b portion of the protocol was completed during the quarter ended September 30, 2024. We expect to have data on toxicity and preliminary efficacy from this portion of the clinical trial during the quarter ending March 31, 2026.

Given the focus on the combination of LB-100 with immunotherapy in ovarian clear cell carcinoma and colorectal cancer and the availability of capital resources, the Company entered into Amendment No. 1 to the Collaboration Agreement effective March 11, 2025 that relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000. As a result, the Phase 2 portion of this clinical trial will not proceed and the trial will be closed after completion of the first phase in Q1 2026.

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

MD Anderson Cancer Center Clinical Trial

On September 20, 2023, we announced an investigator-initiated Phase 1b/2 collaborative clinical trial to assess whether adding LB-100 to a human programmed death receptor-1 (“PD-1”) blocking antibody of GSK plc (“GSK”), dostarlimab-gxly, may enhance the effectiveness of immunotherapy in the treatment of ovarian clear cell carcinoma (“OCCC”). The clinical trial is being sponsored by The University of Texas MD Anderson Cancer Center (“MD Anderson”) and is being conducted at The University of Texas - MD Anderson Cancer Center. We are providing LB-100 and GSK is providing dostarlimab-gxly and financial support for the clinical trial. On January 29, 2024, we announced the entry of the first patient into this clinical trial. We currently expect that this clinical trial will be completed by December 31, 2028.

On February 25, 2025, we announced that we had added the Robert H. Lurie Comprehensive Cancer Center (Lurie Cancer Center) of Northwestern University as a second site in a clinical trial combining the Company’s proprietary compound LB-100 with GSK’s dostarlimab to treat ovarian clear cell cancer. Patient recruitment is underway, and the first patient has been dosed.

On December 23, 2025 we announced that we are going to expand the enrollment of the trial from 21 to 42 patients in collaboration with GSK, MD Anderson and Northwestern University. We completed the enrollment of the first 21 patients in Q4, 2025 and expect patient 22 to be enrolled in Q1 2026.

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

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab is currently investigating two Serious Adverse Events (“SAEs”) observed in the clinical trial that was launched in August 2024. The Investigational Review Board (IRB) of the Netherlands Cancer Institute requested additional information with respect to these SAEs and the study has been paused for enrollment until the IRB’s questions were addressed, as more fully discussed at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specific Risks Associated with the Company’s Business Activities – Serious Adverse Events”. As of Q4 2025 the questions of the IRB have been sufficiently addressed, and the trial opened for enrollment again.

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

On March 31, 2025 we announced we will conduct a new pre-clinical study in collaboration with the NKI to test whether “initiated” cells that carry mutations found in cancer cells can be eliminated by treatment with LIXTE’s proprietary compound LB-100.

Effective as of June 15, 2022, Dr. René Bernards was appointed to our Board of Directors as an independent director. Dr. Bernards is a leader in the field of molecular carcinogenesis and is employed by NKI. On August 18, 2025, Dr. Bernards resigned from the board and was appointed Chairman of the Scientific Advisory Board.

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

Our products are expected to be covered by our patents. These patents now cover sole rights to the composition and synthesis of our LB-100 series of drugs, which is the Company’s lead clinical compound in development. Lixte has filed patent applications covering the treatment of cancer with LB-100. Lixte has also filed joint patent applications with the NIH and the Netherlands Cancer Institute for the treatment of cancer using LB-100 in combination with other drugs like immune checkpoint inhibitors and WEE1 inhibitors.

Patent applications for the LB-100 series have been filed in the United States and internationally under the Patent Cooperation Treaty. Patents for composition of matter and for several uses of the LB-100 series have been issued in the United States, Mexico, Australia, Japan, China, Hong Kong, Canada, and by the European Patent Office

The Company strives to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of its business, including seeking, maintaining, and defending its patent rights, which are owned solely by our wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc., except in several instances jointly with one of many of our collaborators. The Company also relies on trade secrets relating to its proprietary pipeline of product candidates and on know-how and continuing technological innovation to develop and strengthen its pipeline. The Company intends to rely on regulatory protection afforded by regulatory agencies through data exclusivity, market exclusivity, and patent term extensions, where available.

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

The patent portfolios for the Company’s most important programs involving the development of the LB-100 series are summarized and presented below, along with related information, as of January 12, 2026, followed by a detailed listing of U.S. and non-U.S. patents that have been issued. The projected patent expiration dates noted below assume that that all required maintenance or annuity fees for the patents are timely paid and that a court or agency does not determine that the patents are invalid or unenforceable.

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

LB-100 Combination Therapy with Doxorubicin. LB-100 combination therapy with doxorubicin for treating soft tissue sarcoma is covered by U.S. Patent No. 12,343,342, which is solely owned by Lixte Biotechnology, Inc. This patent is projected to expire in 2034, exclusive of any patent term extension.

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

Oxabicycloheptanes and Oxabicycloheptenes, Their Preparation and Use

Patent	Issue/Grant Date	Expiration Date

AU 2008214299	1/19/2014	2/6/2028
CA 2,676,422	10/16/2018	2/6/2028
CN 101662939	11/25/2015	2/6/2028
CN 103788108	4/12/2017	2/6/2028
EP 21245501	4/19/2017	2/6/2028
JP 5693850	4/1/2015	2/6/2028
JP 5666443	12/19/2014	12/19/2029
US 7,998,957	8/16/2011	2/20/2030
US 8,227,473	7/24/2012	3/11/2030
US 8,426,444	4/23/2013	2/6/2028
US 8,541,458	9/24/2013	7/17/2029
US 8,822,461	9/2/2014	2/6/2028
US 9,079,917	7/14/2015	2/6/2028
US 10,023,587	7/17/2018	2/6/2028
US 10,399,993	9/3/2019	2/6/2028

1 EP 2124550 validated and pending in Germany, Spain, France, United Kingdom and Italy

Formulations of Oxabicycloheptanes and Oxabicycloheptenes

Patent	Issue/Grant Date	Expiration Date

AU 2014251087	5/2/2019	4/8/2034
CA 2909160	5/25/2021	4/8/2034
CN 105209036	10/26/2018	4/8/2034
EP 29836611	5/29/2024	4/8/2034
HK 1221416	12/06/2024	4/8/2034
IL 241945	4/30/2019	4/8/2034
US 10,532,050	1/14/2020	7/5/2034
US 11,931,354	3/19/2024	4/8/2034
US 12,343,342	7/1/2025	4/8/2034

1 EP 2983661 validated and pending as Unitary Patent, and in Spain, United Kingdom and Switzerland

Process of Synthesizing 3-(4-Methylpiperazine-1-Carbonyl)-7-Oxabicyclo [2.2.1] Heptane-2-Carboxylic Acid

Patent	Issue/Grant Date	Expiration Date

US 9,994,584	6/12/2018	10/14/2035

Oxabicycloheptane Prodrugs

Patent	Issue/Grant Date	Expiration Date

AU 2016263079	8/15/2019	5/12/2036
CA 2,986,104	12/16/2025	5/12/2026
EP 32942871	4/8/2020	5/12/2036
EP 37362752	7/3/2024	5/12/2036
HK 1247576	3/5/2021	5/12/2036
IL 255516	2/27/2020	5/12/2036
IL 272027	22/1/2022	5/12/2036
IN 394963	4/19/2022	5/12/2036
JP 7187023	12/2/2022	5/12/2036
MX 386975	10/12/2021	5/12/2036
MX 393461	6/28/2022	5/12/2036
TW I693226	5/11/2020	5/12/2036
TW I757720	3/11/2022	5/12/2036
US 9,988,394	6/5/2018	5/13/2036
US 10,364,252	7/30/2019	5/13/2036
US 10,618,908	4/14/2020	5/13/2036
US 11,236,102	2/1/2022	5/13/2036
US 11,866,444	1/9/2024	5/13/2036

1 EP 3294287 validated and pending in Austria, Switzerland, Czechia, Germany, Denmark, Spain, France, United Kingdom, Hungary, Ireland, Italy, Netherlands, and Sweden

2 EP 3736275 validated and pending as Unitary Patent, and in Spain, United Kingdom and Switzerland

Oxabicycloheptanes for Modulation of Immune Response

Patent	Issue/Grant Date	Expiration Date

AU 2017370731	9/15/2022	12/8/2037
CN 110234647	5/23/2023	12/8/2037
EP 35516291	11/15/2023	12/8/2037
HK 40015901	4/12/2024	12/8/2037
IL 267134	7/2/2022	12/8/2037
IL 290857	2/2/2023	12/8/2037
JP 7246309	3/16/2023	12/8/2037
MX 396386	10/12/2022	12/8/2037
US 12,168,008	12/17/2024	12/8/2037

1 EP 3551629 validated and pending in Belgium, Germany, Denmark, Spain, France, United Kingdom, Ireland, Iceland, Italy, Netherlands, Norway, Sweden and Switzerland

The Market

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

Facilities

As of March 31, 2026, the Company does not operate or lease any facilities for LB-100. We contract out research and development activities, drug production, and drug storage to various commercial laboratories, drug manufacturers and storage facilities.

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

LIORA TECHNOLOGIES EUROPE LTD.

The primary aim of radiation therapy is to irradiate the cancer cells and minimize radiation to healthy cells. X-rays radiate all cells along their trajectory, the healthy cells in front of, and behind the tumor. Protons are subatomic particles with a positive electric charge. Due to an effect called the Bragg peak, a proton radiates a small volume at a depth (d) given by the incident energy of the proton. The radiation at depths greater than d is zero.

The required range of depths, dictated by the location of the tumor is controlled by variation of the proton beam energy. Since the proton is charged, the radiation deposition can be controlled in the horizontal and vertical dimensions by electromagnets.

Cyclotrons are fixed-energy accelerators. For proton therapy, the required beam energy is achieved in cyclotrons by placing an object (“absorber”) in the beam path. The mechanical absorber not only reduces the beam energy but also greatly reduces the beam intensity and produces a large amount of unwanted radiation. The unwanted radiation must be shielded by large concrete blocks.

Description of Business

The Liora’s LiGHT machine is a proton linear accelerator that electronically controls the beam energy and does not need absorbers. The LiGHT machine is superior to existing cyclotrons both from treatment efficiency and overall cost considerations.

The linear accelerator concept originated from research conducted at CERN and the TERA Foundation, and was further developed by ADAM SA, which was a spin-off from CERN. The accelerator chain consists of:

●	a Radio Frequency Quadrupole (RFQ),
●	Side-Coupled Drift Tube Linac (SCDTL) modules, and
●	Coupled Cavity Linac (CCL) modules, together designed to accelerate protons to therapeutic energies of up to approximately 230 MeV.

The combination of proton therapy and immune checkpoint inhibition acts at several stages of the antitumor response, suggesting a mechanism of synergy between the two modalities. The possibility of reducing the side-effects of oncology therapy and reversing the spread of metastatic disease has created tremendous global demand for this type of treatment. However, widespread use of the combination therapies is limited by the availability of proton therapy centers. As of early 2026, there are only 47 centers in the U.S.

Cancer irradiation with hadron beams, a method to which CERN contributed by advancing carbon ion therapy of radioresistant tumors into the medical world some thirty years ago, has treated more than 300,000 patients to date. Unfortunately, present proton and ion therapy centers are large and very demanding on the design of accelerators and guiding systems.

The highly adaptable Linac Image-Guided Hadron Technology (LiGHT) accelerator developed by Liora provides a proton beam allowing the delivery of ultra-high dose rates to deep-seated tumors. LiGHT, the first linear accelerator used for proton cancer treatment worldwide, operates with components and designs developed by CERN, the linac design reduces beam losses, stray radiation and, consequently, the volume of shielding material required. This will allow not only large tertiary care centers to provide proton therapy.

The unique biologic effects of ultra-high-dose-rate radiotherapy delivered at more than 40 Gy/sec, now known as FLASH therapy, were first reported more than 50 years ago. Interest in this modality began re-emerging recently.

Multiple animal experiments have demonstrated that FLASH can increase the therapeutic ratio of radiotherapy by decreasing normal tissue injury while maintaining the tumoricidal effects of conventional-dose-rate radiotherapy (conventional radiotherapy) or by allowing for dose escalation and improved tumor control probability without increasing normal tissue injury.

As such, FLASH is the holy grail in the industry. As its name sounds, this consists of delivering radiation in a “flash”. By doing so, the opportunity is to treat a cancer patient in a single visit as opposed to 25/35 visits. Typically, radiation (measured in Grays (Gy)) is delivered at a rate of 2Gy per minute. With FLASH, radiation must be delivered at … 40-60Gy per … second. The higher the number of Gy is, the higher the number of protons in a pulse. This means that the delivery of a FLASH treatment requires two things:

Fast delivery: a fast delivery of radiation and a high level of radiation (i.e. number of protons per pulse). LiGHT – because of its design and the electronic (i.e. without a slow mechanical) control of the proton beam – can deliver pulses of proton at a frequency of 200 times per second as opposed to conventional systems which deliver radiation at a frequency of only 2-3 times per second. This means the property of protons (i.e. its high precision) is leveraged for the benefits of patients in the case of FLASH when using our LiGHT system: Within a second, LiGHT can hit various points (voxels) of the tumour.

High throughput: The LiGHT system is highly efficient. In other words, up to 98/99% of the protons which are accelerated and energised reach their targets, i.e. the tumour. With circular accelerators, that % is as low as 1/2% when treating superficial tumours, the rest of the accelerated and energised protons being “lost” and creating neutrons, which must be shielded to protect operators and patients. This advantage of LiGHT is therefore compounded in the case of FLASH whereby the dose rate (40-60Gys per second) is high, and a high number of protons must be accelerated.

Current Development

The LiGHT machine is a physically complete linear accelerator, with all components manufactured and assembled, that has demonstrated the ability to generate a 230 MeV proton beam, which is widely recognized as the clinical gold standard for proton therapy. Unlike conventional proton therapy systems, which typically rely on large cyclotrons or synchrotrons, the LIGHT Machine is based on a modular, high-frequency linear accelerator architecture. The design enables a more compact footprint for precise control of the treatment dose delivery, rapid energy modulation, and ultimately lower installation and operating costs for single-room proton therapy facilities. Proton energy can be modulated up to 200Hz in a range from 70 to 230 MeV by varying the gradient of the accelerating structures. Achieving a stable 230 MeV beam is the point at which proton accelerators can be clinically used.

The LiGHT system’s main aspects are complete, and no substantive research and development is needed. It is currently a non-clinical prototype system. However, the system was powered down for an extended period prior to the acquisition by the Company. The system will be subject to a safety assessment to be done before switching on the equipment. This will require updating all computers, screens, and software in the control rooms, beamline integration, safety checks, and regulatory clearance. The timeline to make the LiGHT machine operational is estimated to take twenty-four months and cost approximately two million dollars.

There is no resolving scientific uncertainty, inventing new technology, or proving that the LIGHT system can do what physics already has shown it can do. Liora is not planning incremental research and development beyond commissioning.

The Market

The LiGHT System is the first Linac system in the market, as all other proton therapy systems are based on cyclotron technology. This makes the LiGHT system a disruptive technology offering applications that are not possible with the current cyclotron technology and offers a much increased capacity of patient throughput.

Whether the LiGHT system beam is directed at a brain tumor, a prostate tumor, or another tissue does not change the fundamental nature of the Accelerator. The LiGHT machine produces a proton beam with defined energy, stability, and modulation. How the beam is clinically applied is a decision that does not fundamentally alter the machine. The LiGHT system is not tied to a single experiment, a single protocol, or a single disease. It is inherently capable of supporting multiple clinical uses over a long period of time.

Marketing Plan

Liora does not plan to make the LiGHT system saleable as a clinical system. To become operational for clinical use would require tens of millions of dollars in additional funding for key elements, including but not limited to integrated patient positioning and imaging, clinical commissioning and dosimetry validation, certified safety interlock systems, extensive reliability, endurance testing, and site-specific installation, shielding, and licensing.

The Company’s marketing plan for the LiGHT system is to position it as a functional prototype asset (rather than a turnkey clinical system), valued primarily for its intellectual property, accelerator hardware configuration, and accumulated engineering work, without immediate clinical operability. It will be saleable as a functional unlicensed prototype to be copied and licensed at locations closer to large patient populations.

The LiGHT machine offers cost advantages over competitors in the proton therapy market. These advantages include:

●	Low unwanted radiation levels:

○	Huge reduction in radiation shielding,
○	Lower replacement rate of electronics and components,
○	Reduced downtime: lower radiation levels allow rapid human access for repair of technical faults inside the accelerator.

●	Fast depth modulation with higher intensity spots also allows ‘hypofractionation’, which substantially reduces the patient treatment time and increases throughput. Also FLASH compatible.
●	Construction in reasonable-sized modules allows reduced infrastructure and installation costs
●	Small beam cross-section allows smaller and cheaper magnets for beam transfer to the treatment area.

Competition

The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our primary competitors in the proton therapy market are IBA Worldwide, Varian Medical Systems (Siemens Healthineers), Hitachi, Mevion Medical Systems, ProNova Solutions, P-Cure, and Sumitomo Heavy Industries. These companies dominate the market by providing advanced, high-energy particle accelerators for pencil beam scanning and intensity-modulated proton therapy. These manufacturers primarily focus on improving tumor-targeting precision while minimizing damage to healthy tissues, particularly using Pencil Beam Scanning (PBS) technology.

The Company’s ability to compete successfully depends, in part, on their ability to lower product costs, and develop and provide a technically superior, proven product that delivers precise, cost-effective, high-quality capabilities. Because of the large footprint and high price of many proton therapy systems, there is increasing demand for the development of smaller, more compact proton therapy systems.

Facilities

Liora’s equipment and operations are located in part of the Tower at Daresbury Laboratory, Daresbury Cheshire, United Kingdom, pursuant to a lease agreement with the United Kingdom Research and Innovation. The annual rent is £590,384.79, which is approximately $787,278, per annum. The annual Rent and any VAT are payable in quarterly instalments on April 1, June 1, September 1, and December 1.

Government Regulation

The Company intends to pursue regulatory clearance based on substantial equivalence to existing proton therapy systems. This regulatory pathway does not require the development of new scientific principles, novel mechanisms of action, or experimental validation beyond standard safety and performance testing. The Company’s regulatory activities are not indicative of substantive research and development. The Company is looking at substantial equivalence versus existing technology. That means that if the LIGHT machine does the same (shooting 230 MeV protons out of a beam) as existing proton therapy machines, Liora will achieve regulatory clearance for the effectiveness proven by the so-called “predicate device”. Liora utilizes a different way to get to the same result. The LIGHT system accelerates linear, while other companies in proton beam radiotherapy accelerate circular.

Employees and Human Capital Resources

As of March 31, 2026, we had three officer/employees, our Chief Executive Officer, our Chief Financial Officer, our Chief Scientific Officer, and our Director of Administration. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key personnel and our ability to attract highly skilled employees. We provide our officer/employees and consultants with opportunities for equity ownership.

Legal Proceedings

On November 19, 2025, the Company received a written demand from FX Group Inc. and certain related parties (“FX”), asserting that FX was entitled to consulting fees in connection with capital offerings completed by the Company during June and July 2025. The Company denied the allegations, and negotiations continued after year-end. On January 22, 2026, the Company entered into a settlement agreement, under which the Company agreed to pay a one-time settlement amount of $100,000 to FX in exchange for mutual releases of all claims. As of December 31, 2025, management recorded an accrual of $100,000 for the settlement expense.

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2025 and 2024, the Company was not subject to any other threatened or pending lawsuits, legal claims or legal proceedings.

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

We are a clinical-stage biopharmaceutical company that uses biomarker technology to identify enzyme targets associated with serious common diseases and then design novel compounds to attack those threats. We do not have any products approved by a regulatory authority and have not generated any revenue from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2025 and 2024, we reported a net loss of $6,009,520 and $3,585,965, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $58,077,213 and $52,067,693, respectively.

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

There is substantial doubt about our ability to continue as a going concern.

The Company has no recurring source of revenue and has used cash in operating activities since inception. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion, that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our lead product candidate, LB-100. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect that our existing cash resources as of December 31, 2025 will provide sufficient working capital resources to fund our operations, including our clinical trial programs with respect to the development of our lead anti-cancer clinical compound LB-100, through approximately September 30, 2026. Our existing cash resources will not be sufficient to complete development of and obtain regulatory approval for our lead product candidate, and we will need to raise significant additional capital to be able to continue our efforts in this regard. The Company estimates that it will need to raise additional capital to fund its operations by mid-2026, including its various clinical trial commitments, to be able to proactively manage its current business plan during the remainder of 2026 and during 2027. In addition, our operating plan might change as a result of many factors currently unknown to us, including possible additional clinical trials, and we might need additional funds sooner than planned. The Company is considering various strategies and alternatives to obtain the required additional capital.

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

Our efforts to integrate acquired businesses may not be successful, and this may adversely affect our financial results.

The success of business acquisitions may depend on our ability to successfully integrate the operations of the acquired business. Integrating the operations of acquired businesses requires significant efforts, including the coordination of operations, manufacturing, personnel, information technologies, research and development, sales and marketing and finance. These efforts can be compounded when the acquisitions are in new geographies or business lines. If these integration efforts are not successful, the anticipated benefits and synergies of the acquisition may not be realized fully, may take longer to realize than expected, or may not be realized at all. Our efforts to successfully integrate acquisitions may also result in additional expenses and divert significant amounts of management’s time from other projects.

Acquiring or implementing new business lines or offering new products and services may subject us to additional risks.

From time to time, we may acquire or implement new business lines or offer new products and services within existing lines of business. For example, with our November 2025 acquisition of Liora Technologies Europe Ltd., we entered the radiotherapy segment of cancer care treatment space. There are substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation or of a new line of business or a new product or service. Entry into a new line of business and/or offering a new product or service may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation or regulatory risk. Furthermore, any new business line and/or new product or service could have an adverse impact on the effectiveness of our system of internal controls. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. Other risks include: (i) potential diversion of management’s attention, available cash, and other resources from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into or acquire the new line of business; (iv) potential damage to existing customer relationships, lack of customer acceptance or inability to attract new customers; and (v) the inability to compete effectively. These risks would be magnified to the extent that any new business line would result in a significant increase in operations in developing markets. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.

We compete in highly competitive markets, and we may lose market share to companies with greater resources or more effective technologies or be forced to reduce our prices.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our primary competitors in the proton therapy market are Varian Medical Systems, Ion Beam Applications S.A. (IBA) and Hitachi Ltd. Our ability to compete successfully depends, in part, on our ability to lower our product costs, and develop and provide technically superior, proven products that deliver precise, cost-effective, high-quality capabilities.

Our ability to use net operating losses to offset future taxable income might be subject to limitations.

For the period ended 12/31/2025, the Company had federal and states net operating loss carryforwards of approximately $34.8M and $36.8M respectively. Of the federal amount, $14.0 have a limited carryforward period and will begin to expire in 2029 the remaining $20.8M will have an indefinite carryforward period. Of the state post-apportioned amount, $14.1M have a limited carryforward period and will begin to expire in 2038; the remaining $22.7 will have an indefinite carryforward period.

The Company has $732,880 of Federal, R&D ax credit carryforwards as of December 31, 2025.

In accordance with Section 382 and Section 383, utilization of the NOL and tax credit carryforwards may be subject to limitations based on prior or future ownership changes.

Additionally, after weighing up all available positive and negative evidence for the period ending 12/31/2025, the Company has recorded a full valuation allowance.

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company has not recognized any signifcnt impact from the change in the tax law.

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

We are a clinical-stage biopharmaceutical company with a lead product candidate in clinical development. The success of our lead product candidate will depend on several factors, including the following:

●	designing, conducting and successfully completing preclinical development activities, including preclinical efficacy and IND-enabling studies, for our lead product candidate or product candidates that we might, in the future, in-license or acquire;

●	designing, conducting and completing clinical trials with positive results for our lead product candidate;

●	receipt of regulatory approvals from applicable authorities;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our lead product candidate;

●	making arrangements with third party manufacturers, receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and ensuring adequate supply of drug product;

●	manufacturing our lead product candidate at an acceptable cost;

●	effectively launching commercial sales of our lead product candidate, if approved, whether alone or in collaboration with others;

●	achieving acceptance of our lead product candidate, if approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	if our lead product candidate is approved, obtaining and maintaining coverage and adequate reimbursement by third party payors, including government payors, for our lead product candidate;

●	complying with all applicable regulatory requirements, including FDA current Good Clinical Practices (“GCP”), Current Good Manufacturing Practices (“CGMP”), and standards, rules and regulations governing promotional and other marketing activities;

●	maintaining a continued acceptable safety profile of the lead product candidate during development and following approval.

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

Effective September 26, 2023, Bastiaan van der Baan, who had served as a director of the Company since June 17, 2022, replaced our founder, John S. Kovach, as President and Chief Executive Officer. Dr. Kovach passed away on October 5, 2023. Effective October 6, 2023, Mr. van der Baan was appointed Chairman of the Board of Directors.

Effective June 16, 2025, Mr. van der Baan resigned as Chairman of the Board and Chief Executive Officer. Mr. van der Baan remained President and a member of the Board of Directors and also assumed the role of Chief Scientific Officer. At that time, Geordan Pursglove was appointed Chairman of the Board of Directors and Chief Executive Officer.

Effective September 1, 2025, Mr. van der Baan resigned from the Board of Directors and resigned as President of the Company.

Although our success depended, in part, on the continued availability and contributions of Dr. Kovach, we were able to replace Dr. Kovach on a timely basis with a qualified replacement in Mr. van der Baan and subsequently Mr. Pursglove. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work is critical to our success. Our inability to attract or retain qualified personnel or advisors in the future could significantly weaken our management, harm our ability to compete effectively, and harm our business. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we might be unable to attract and retain qualified personnel necessary for the development of our business.

Additionally, we replaced our previous Chief Medical Officer, Dr. James S. Miser, with Dr. Jan Schellens during 2024, and we reallocated the responsibilities of Eric J. Forman, our Vice President and Chief Operating Officer, who resigned on December 31, 2024. Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens and to terminate his consulting agreement to allow Dr. Schellens to pursue employment opportunities. We believe that Mr. Van der Baan is capable of managing the Company’s research and clinical activities.

Our business may suffer if we are not able to hire and retain qualified personnel.

Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate and train our management team and other key personnel, such as qualified engineering, service, sales, marketing and other staff. We compete for key personnel with other clinical-stage pharmaceutical and med-tech companies, as well as universities and research institutions. As we continue to grow our software revenues, we face intense competition for personnel from software and technology companies. Because this competition is intense, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business. In addition, some of our executive officers have had long careers at our company. If these executives retire or leave, and we are unable to locate qualified or suitable replacements in a timely manner, our business could be adversely affected.

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

In addition, while it is our policy to require our employees, consultants, collaborators and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we might be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Such assignment agreements might not be self-executing or may be breached, and we might be forced to bring claims against third parties or defend claims that third parties might bring against us, to determine the ownership of what we regard as our intellectual property.

The financial results of our Liora LiGHT system business may be unpredictable and if our proton therapy customers are unsuccessful, our financial results will be adversely affected.

The success of our Liora LiGHT system business will depend upon widespread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. This technology is expensive and has not been widely adopted. Future developments may not be adopted as quickly as technological developments in more traditional areas of radiation therapy.

Our estimates as to future operating results include certain assumptions about the future results of Liora LiGHT system’ business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that Liora LiGHT system could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, market acceptance of proton therapy and reimbursement rates. These factors could adversely impact Liora LiGHT system’s ability to meet its projected results.

Our Liora LiGHT system business may subject us to increased liability.

Our Liora LiGHT system’s business may subject us to increased liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver or delays in delivering on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers have in the past requested and may in the future request that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project. Since the cost of a proton therapy center project is typically between $25 million and $200 million, the amount of potential liability and potential for financial loss would likely be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable or expensive. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us.

Risks Related to Our Intellectual Property

We cannot be certain we will be able to obtain patent protection to protect our product candidates and technology.

Our patents and patent applications are owned solely by our wholly owned subsidiary, Lixte Biotechnology, Inc., except in several instances where they are jointly owned with one of our collaborators.

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

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries might not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our solely owned or jointly owned patents or pending patent applications, or that we were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications might not result in patents being issued that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in the patent laws or their interpretation by courts or patent offices might diminish the value of our patents or patent applications or narrow their scope.

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

We have entered into, and might in the future enter into, one or more intellectual property license agreements that are important to our business. These license agreements might impose various diligence, milestone payment, royalty and other obligations on us. For example, we might be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products and might need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we might be subject to termination of the license agreement in whole or in part, increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

In addition, disputes might arise regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether our technology, product candidates or processes infringe intellectual property rights that are owned by the licensor, but that are not subject to the licensing agreement;

●	our diligence obligations under the license agreement and the activities that satisfy those obligations;

●	whether we are required to sublicense to a third-party rights that the license grants to us, but that we do not commercially pursue; and

●	the ownership of inventions, data and know-how resulting from joint creation or use of intellectual property by our licensors and us.

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

We might infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increasing the costs of commercializing our product candidates.

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

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, that we were the first to invent the technology or that we were the first to file patent applications covering our technology, because:

●	some patent applications in the United States are maintained in secrecy until the patents are issued;

●	patent applications in the United States are typically not published until 18 months after their earliest claimed priority date; and

●	publications in scientific literature often lag behind actual discoveries.

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

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovations, we might suffer competitive harm.

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

We might incur substantial costs prosecuting our patent applications, maintaining our patents and patent applications, enforcing our patents, defending against third party patent infringement suits, seeking invalidation of third-party patents or in-licensing third party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

We might not have rights under some patents or patent applications that cover technologies that we use in our research, drug targets that we select, product candidates and particular uses thereof that we seek to develop and commercialize, as well as synthesis of our product candidates. Third parties might own or control these patents and patent applications in the United States and elsewhere. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore might choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses might not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights might be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or product candidate or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

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

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference or derivation proceeding declared or instituted before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our intended products, our product candidates and our technology, it is possible that we might become one in the future. We are not currently aware of any actual or reasonably foreseeable third-party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the dispute forum, demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical and biotechnology related patent cases that might turn on the testimony of experts as to technical facts upon which experts might reasonably disagree. Some of our competitors might be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we might be encouraged by researching, developing, manufacturing or commercializing our intended products or our product candidates without a license from the other party and we might be held liable for significant damages. We might not be able to obtain any required license on commercially acceptable terms or at all.

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

Even if we obtain regulatory approval for our lead product candidate or any future product candidates, the products might not gain market acceptance among physicians, healthcare payors, patients or the medical community, including cancer treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications and patient populations for which the product candidate is approved;

●	acceptance by physicians, major cancer treatment centers and patients of the drug as safe and effective treatment;

●	the adoption of novel immunotherapies by physicians, hospitals and third-party payors;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	the safety of product candidates seen in a broader patient group, including our use outside the approved indications;

●	any restrictions on use together with other medications;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our intended product as well as competitive products;

●	the development of manufacturing and distribution processes for commercial scale manufacturing for our lead product candidate and any future product candidates;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement from third party payors and government authorities;

●	relative convenience and ease of administration; and

●	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

Our performance depends on successful improvements to our existing products and services, commercialization of new products and services and increasingly on our ability to anticipate emerging trends in oncology diagnosis, treatment and management.

Our Liora LiGHT system products require intensive planning, design, development, testing and capital commitment. Because of the large footprint and high price of many proton therapy systems, there is increasing demand for the development of smaller, more compact proton therapy systems. Although we have introduced our Liora Light machine proton therapy solution, other companies have more experience offering smaller, less expensive proton therapy systems. Our competitiveness will depend on our ability to continue to timely develop new technologies to reduce the size and price of our system or provide additional features and functionality that our competitors do not.

We may need to spend more time and money than anticipated to develop and introduce new products, product enhancements or services. We may not be able to recover all or a meaningful part of our investments. New products may adversely impact orders and sales of our existing products or make them less desirable or even obsolete. In addition, certain costs, including installation and warranty costs, associated with new products may be disproportionately greater than the costs associated with existing products, and if we are unable to lower these costs over time, our operating results could be adversely affected.

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

As of March 31, 2026, we had three officer/employees, our Chief Executive Officer, our Chief Financial Officer, and our Chief Scientific Officer. The Company relies to a significant extent on outside consultants and advisors with various technical skills and expertise that the Company can draw on as necessary to conduct its research and development and clinical trial programs. We might need to grow the size of our organization in order to support our continued development and potential commercialization of our lead product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources might increase. Our management, personnel and systems currently in place might not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Mr. Pursglove’s simultaneous service as our Chief Executive Officer and member of our Board of Directors, and as Chief Executive Officer and member of the Board of Directors of Powell Max Ltd., may create conflicts of interest and may adversely affect management attention, financial reporting and decision-making.

Geordan Pursglove currently serves as our Chief Executive Officer and as a member of our Board of Directors, while also serving as Chief Executive Officer and a director of Powell Max Ltd. (“PMAX”). These dual roles may from time to time create actual or potential conflicts of interest, including with respect to the allocation of Mr. Pursglove’s time and attention, the evaluation of strategic, commercial or financing opportunities, relationships with counterparties, the handling of confidential information, compliance with blackout and other securities-law restrictions, and the timing and content of public disclosures. Because Mr. Pursglove serves as our Chief Executive Officer, any reduction in his availability or any required recusal from deliberations involving PMAX could also adversely affect financial management, internal-control oversight, capital-markets activities and the speed of management decision-making. If actual or perceived conflicts of interest are not resolved effectively, or if Mr. Pursglove is unable to devote sufficient time to our business, our business, financial condition, results of operations and stock price could be materially adversely affected.

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

The following warrants issued by the Company and outstanding at December 31, 2025, contain a “fundamental transaction” provision whereby in the event of a fundamental transaction (including a sale or transfer of assets or ownership of the Company as defined in the warrant agreement) within the Company’s control, the holder of the unexercised common stock warrants would be entitled to receive, in exchange for extinguishment of the warrants, cash consideration equal to a Black-Scholes valuation, as defined in the warrant agreement. If such fundamental transaction is not within the Company’s control, the warrant holder would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock.

Issued	Number of warrants
July 2023	583,334
February 2025	414,784
February 2025	32,609
July 2, 2025	6,355,214
December 22, 2025	1,051,342

In the event of a change in control of the Company or a sale or transfer of all or substantially all of the Company’s assets, as defined, to the extent that the warrants are outstanding at the effective date that such a transaction is closed, this “fundamental transaction” provision would entitle the holder to substantial cash consideration, thus reducing the amounts to be retained by the Company or potentially distributable to the Company’s stockholders.

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

The price of our common stock might fluctuate substantially.

You should consider an investment in our common stock to be risky. Some factors that might cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors,” are:

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

Risks Related to the Company’s Common Stock

Nasdaq Compliance.

The Company’s common stock are traded on The Nasdaq Capital Market under the symbols “LIXT”.

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

On July 2, 2025, the Company closed a $5.05 million private placement and, on July 8, 2025, completed a $1.5 million registered direct offering (see Note 6). On July 15, 2025, Nasdaq notified the Company that it had regained compliance with the stockholders’ equity requirement.

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

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy might be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it might make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

ITEM 2. PROPERTIES

We do not own any real property.

As a part of the asset acquisition that we completed on November 21,2025 with Liora Technologies Europe Ltd, we assumed a lease with United Kingdom Research and Innovation (“UKRI”) for Part of the Tower at Daresbury Laboratory, Daresbury Cheshire within ground and first floor as part of the Department for Science, Innovation and Technology whose principal office is at Polaris House, North Star Avenue, Swindon SN2 1FL.

We believe that our facilities are generally in good condition and suitable to operate our business.

ITEM 3. LEGAL PROCEEDINGS

On November 19, 2025, the Company received a written demand from FX Group Inc. and certain related parties (“FX”), asserting that FX was entitled to consulting fees in connection with capital offerings completed by the Company during June and July 2025. The Company denied the allegations, and negotiations continued after year-end. On January 22, 2026, the Company entered into a settlement agreement, under which the Company agreed to pay a one-time settlement amount of $100,000 to FX in exchange for mutual releases of all claims. As of December 31, 2025, management recorded an accrual of $100,000 for the settlement expense.

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2025 and 2024, the Company was not subject to any other threatened or pending lawsuits, legal claims or legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has traded on The Nasdaq Capital Market under the symbol “LIXT” and “LIXTW”, respectively, since November 25, 2020. The stock market in general has experienced significant price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The Company believes that a number of factors, both within and outside its control, could cause the price of the Company’s common stock to fluctuate, perhaps substantially.

The following table sets forth the range of reported closing prices of the Company’s common stock during the periods presented. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

	Low	High
Year Ended December 31, 2024
First Quarter	$1.73	$3.52
Second Quarter	$2.11	$3.70
Third Quarter	$1.65	$2.53
Fourth Quarter	$1.31	$2.38

	Low	High
Year Ended December 31, 2025
First Quarter	$1.02	$3.00
Second Quarter	$0.64	$1.62
Third Quarter	$0.90	$6.08
Fourth Quarter	$3.50	$5.53

Holders

As of December 31, 2025, the Company had 29 stockholders of record holding 8,790,102 shares of the Company’s common stock outstanding, including 7,695,980 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

Dividends

The Company’s dividend policy is determined by its Board of Directors and will depend upon a number of factors, including the Company’s financial condition and performance, its cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and any credit or other contractual arrangements may then impose. The Company has not paid any cash dividends on its common stock to date and at the current time the Company does not anticipate paying cash dividend on its common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2025, the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column 1)
	(1)			(2)	(3)
Equity Compensation Plans Approved by Security Holders	729,309	(1)		$428.750	2,770,691	(2)

Equity Compensation Plans Not Approved by Security Holders	N/A		$	N/A	N/A

(1)	Does not include 428,750 shares issuable that were not issued pursuant to a plan.

(2)	2,770,691 shares that remain available are pursuant to the Company’s 2020 Stock Incentive Plan, which was adopted on July 14, 2020 and amended on October 7, 2022, November 27, 2023, and on December 8, 2025 (see “ITEM 11. EXECUTIVE COMPENSATION”).

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

Overview

The Company is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company is the majority shareholder of Liora Technologies Europe Ltd., which is pioneering the development of electronically controlled proton therapy systems for treating tumors in various types of cancers. The Company’s corporate office is located in Boca Raton, Florida.

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

Liora’s proprietary technology, known as LiGHT System (Linac for Image Guided Hadron Therapy), has significant advantages over currently available technologies for treating tumors with proton therapy. Liora is an excellent complement to the pharmaceutical side of the Company’s business and ongoing clinical trials with LB-100 for Ovarian Clear Cell Carcinoma and Metastatic Colon Cancer, The Company’s strategy for the LiGHT system is to position it as a functional prototype asset (rather than a turnkey clinical system), valued primarily for its intellectual property, accelerator hardware configuration, and accumulated engineering work, without immediate clinical operability. It will be saleable as a functional unlicensed prototype to be copied and licensed at locations closer to large patient populations.

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

February 25, 2025-

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

Going Concern

For the year ended December 31, 2025, the Company incurred a net loss of $6,009,520 and used cash in operations of $3,070,618. As of December 31, 2025, the Company had cash of $5,106,872 available to fund its operations. The Company has not generated recurring revenues since inception and has incurred negative operating cash flows as it advances its clinical development programs.

The Company is currently engaged in early-stage clinical trials for its lead product candidate, LB-100. These activities require substantial research, development, regulatory, and clinical expenditures, and the Company does not expect to generate sustainable operating revenues for several years, if ever. At March 31, 2026, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated approximately $496,000, which are expected to be incurred through December 31, 2027.

In addition, through the acquisition of Liora Technologies Europe Ltd. in November 2025, the Company assumed responsibility for the non-clinical LiGHT proton therapy prototype located at the Daresbury Laboratory in the United Kingdom. The Company expects to incur approximately $2 million over the next twenty-four months to recommission and update the system, together with annual lease obligations of approximately $787,278 under an operating lease with the United Kingdom Research and Innovation. Liora currently has no revenues, and the Company will require additional capital to fund these activities.

Management is actively evaluating and pursuing additional financing alternatives, including equity and debt financings and potential strategic transactions. However, there can be no assurance that additional funding will be available on acceptable terms, in sufficient amounts, or at all. If the Company is unable to obtain the necessary funding, it may be required to delay, scale back, or eliminate its clinical development programs; curtail expenditures related to the LiGHT system; or pursue strategic alternatives, including potential asset sales or the cessation of operations.

As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion, that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

Nasdaq Compliance

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “LIXT”.

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

Asset Acquisitions

The Company assesses whether an acquisition is a business combination or an asset acquisition. If substantially all of the gross assets acquired are concentrated in a single asset or group of similar assets, then the acquisition is accounted for as an asset acquisition, where the purchase consideration is allocated on a relative fair value basis to the assets acquired. An asset acquisition does not result in the recognition of goodwill and transaction costs are capitalized as part of the cost of the asset or group of assets acquired. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The acquisitions costs are allocated to the assets acquired on a relative fair value basis.

Digital Assets

The Company periodically holds certain digital assets, consisting of Bitcoin and Ethereum cryptocurrencies. Digital assets are initially recorded at cost and subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with FASB ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Bitcoin and Ethereum (Level 1). Changes in fair value are included in unrealized gain (loss) on digital assets in other income (expense) in the Company’s consolidated statements of operations. Realized gains and losses on the sale of digital assets are included in other income (expense) in the Company’s consolidated statements of operations. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting. The Company’s digital assets are reasonably expected to be realized in cash or sold or consumed during the Company’s normal operating cycle and as such have been classified as current assets in the Company’s consolidated balance sheets.

Property and Equipment

The Company property and equipment consists of Liora’s Light machine. Property and equipment are recorded at cost. The Light machine requires recommissioning and updates and is not yet ready for its intended use. Accordingly, it is treated as an asset under construction, and depreciation will not begin until the asset is placed into service.

Long – Lived Assets

Long-lived assets, which include property, plant and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. In conducting its long-lived asset impairment analyses, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended December 31, 2025 and 2024.

Research and Development

Research and development costs are charged to expense as incurred. The costs of equipment that are acquired or constructed for research and development activities, and have alternative future uses, are classified as property and equipment and depreciated over their estimated useful lives. Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development, conduct and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Obligations incurred with respect to mandatory scheduled payments under agreements with milestone provisions are recognized as charges to research and development costs in the Company’s consolidated statement of operations based on the achievement of such milestones, as specified in the respective agreement. Obligations incurred with respect to mandatory scheduled payments under agreements without milestone provisions are accounted for when due, are recognized ratably over the appropriate period, as specified in the respective agreement.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each reporting date. Effective November 28, 2025, the Company delisted its public warrants that traded under the symbol “LIXTW”. At December 31, 2025 and 2024, the Company did not have any liability-classified warrants.

Summary of Business Activities and Plans

Company Overview

The Company is a clinical-stage biopharmaceutical and proton cancer therapy company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s product pipeline is primarily focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity.

The Company is the majority shareholder of Liora Technologies Europe Ltd., which is pioneering the development of electronically controlled proton therapy systems for treating tumors in various types of cancers. Liora’s proprietary technology, known as LiGHT System (Linac for Image Guided Hadron Therapy), has significant advantages over currently available technologies for treating tumors with proton therapy. Liora is an excellent complement to the pharmaceutical side of the Company’s business and ongoing clinical trials with LB-100 for Ovarian Clear Cell Carcinoma and Metastatic Colon Cancer,

LB-100

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

LIORA TECHNOLOGIE EUROPE LTD..

The Company’s strategy for the LiGHT system is to position it as a functional prototype asset (rather than a turnkey clinical system), valued primarily for its intellectual property, accelerator hardware configuration, and accumulated engineering work, without immediate clinical operability. It will be saleable as a functional unlicensed prototype to be copied and licensed at locations closer to large patient populations.

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

Given the identified adverse events in the two patients in the clinical trial, the IRB requested from the principal investigator of the study at the NKI information as to whether the adverse events could have been caused by the combination of LB-100 and atezolizumab and information about the mode of action of the combination of LB-100 and atezolizumab. The principal investigator has prepared a response to the IRB detailing the safety experience with LB-100 given alone and in combination with other cancer drugs, especially doxorubicin and dostarlimab. Doxorubicin is a well-known chemotherapy, and dostarlimab is a well-known immunotherapy of which the mode of action is closely related to that of atezolizumab.

The reported adverse events in the colorectal cancer study have not been seen in any other patients thus far treated with LB-100 alone or in combination with other cancer drugs. Through February 2025, a total of 78 patient have received or are receiving experimental treatment with LB-100. The investigators have completed the IRB review in Q4 2025 and the trial is open again for enrolment Q1 2026.

External Risks Associated with the Company’s Business Activities

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

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities, including its ongoing clinical trials in the US. Our current batch of LB-100 in Europe expires by European Law after 5 years, which will be Q4 2026. We are looking to extend the shelf life with an additional 12 months until Q4 2027. If we do not manage to extend the shelf life or are not able to manufacture a new batch we might not be able to complete the enrollment in the Colon Cancer Trail at the NKI.

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

Results of Operations

At December 31, 2025, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2025	2024

Revenues	$—	$—

Costs and expenses:
General and administrative costs	4,852,702	2,846,557
Research and development costs	254,919	726,232
Total costs and expenses	5,107,621	3,572,789
Loss from operations	(5,107,621)	(3,572,789)
Interest income	7,388	7,048
Interest expense	(9,158)	(16,821)
Realized loss on digital asset	(904,394)	-
Foreign currency gain (loss)	525	(3,403)
Other income	3,740
Net loss	(6,009,520)	(3,585,965)
Series B convertible	(69,073)	-
Non-controlling interest	-	-
Net loss attributable to common stockholders	$(6,078,593)	(3,585,965)

Net loss per common share – basic and diluted	$(1.26)	$(1.59)

Weighted average common shares outstanding – basic and diluted	4,840,731	2,249,290

Years Ended December 31, 2025 and 2024

Revenues. The Company did not have any revenues for the years ended December 31, 2025 and 2024.

Research and Development Costs. For the years ended December 31, 2025 and December 31, 2024, research and development costs were $254, 919 and $726,232, respectively. These costs consisted of clinical and related oversight costs of $57,193 and $377,958, respectively, regulatory service costs of $9,050 and $18,836, respectively and preclinical research focused on development of additional novel anti-cancer compounds of 188,675 and $329,438, respectively, for the years ended December 31, 2025 and December 31, 2024.

Included in clinical and related oversight costs for the year ended December 31, 2024 is $207,004 for the cost of patients enrolled in the City of Hope clinical trial prior to its termination on July 8, 2024.

Effective June 10, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b/2 clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with metastatic colon cancer. NKI employs Dr. René Bernards, a director of the Company since June 15, 2022 until his resignation from the Board on August 18, 2025. Dr. Bernards was then appointed as Chairman of the Company’s Scientific Advisory Committee. The Company has no financial contractual commitment associated with this clinical trial.

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

Research and development costs decreased by $471,313, or 64.9%, in 2025 as compared to 2024, primarily as a result of a decrease in preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $133,655.

General and Administrative Costs. For the year ended December 31, 2025, general and administrative costs were $4,852,702 which consisted of the fair value of vested stock options issued to directors and officers of $1,527,855 (including quarterly director and board committee fees of $55,000), lease expense of $61,695, patent and licensing legal and filing fees and costs of $112,092, other consulting and professional fees of $1,431,118, insurance expense of $257,478, officer salaries and related costs of $694,827, cash-based director and board committee fees of $27,500, legal settlement of $100,000, licensing and royalties of $30,000, shareholder reporting costs of $68,939, litigation settlement of $100,000, listing fees of $73,000, filing fees of $23,559, investor relations of $372,387, rent of $2,093, and other operating costs of $97,656.

For the year ended December 31, 2024, general and administrative costs were $2,846,557, which consisted of the fair value of vested stock options issued to directors and officers of $418,422 (including quarterly director and board committee fees of $55,000), patent and licensing legal and filing fees and costs of $243,186, other consulting and professional fees of $735,021, insurance expense of $434,444, officer salaries and related costs of $691,244, cash-based director and board committee fees of $38,819, shareholder reporting costs of $41,488, listing fees of $49,500, filing fees of $28,012, investor relations of $59,588, rent of $16,435, conference fees of $14,475 and other operating costs of $45,830, offset by a state franchise tax credits of $45,550.

General and administrative costs increased by $2,006,145, or 70.0%, in 2025 as compared to 2024, primarily as a result of an increase in the fair value of vested stock options issued to directors and officers of $1,054,443, an increase in other consulting and professional fees $696,097, an increase in other costs and expenses of $280,172, offset by decreases in insurance expense of $176,964, decrease in patent and licensing legal and filing fees and costs of $131,094 and decrease in board fees by $11,319.

Interest Income. For the year ended December 31, 2025, the Company had interest income of $7,388, as compared to interest income of $7,048 for the year ended December 31, 2024, related to the investment of the Company’s cash resources.

Interest Expense. For the year ended December 31, 2025, the Company had interest expense of $9,158, as compared to interest expense of $16,821 for the year ended December 31, 2024, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Realized loss on digital assets. During the year ended December 31, 2025, the Company recorded a realized loss related to the disposal of certain digital assets (BTC and ETH) that were transferred to Orbit as part of the consideration for the LiGHT equipment acquired in the Liora transaction. This loss reflects the difference between the carrying value of the digital assets and their fair value at the time of transfer.

Foreign Currency Gain (Loss). For the year ended December 31, 2025, the Company had a foreign currency gain of $525, as compared to a foreign currency loss of $3,403 for the year ended December 31, 2024, from foreign currency transactions.

Net Loss. For the year ended December 31, 2025, the Company incurred a net loss of $6,009,520, as compared to a net loss of $3,585,965 for the year ended December 31, 2024.

Liquidity and Capital Resources – December 31, 2025

The Company’s consolidated statements of cash flows as discussed herein are as follows:

	Years Ended December 31,
	2025	2024

Net cash used in operating activities	$(3,070,618)	$(3,164,536)
Net cash used in investing activities	(3,172,462)	—
Net cash provided by financing activities	10,311,000	—
Net increase (decrease) in cash	$4,067,920	$(3,164,536)

At December 31, 2025, the Company had working capital of $3,845,268, as compared to working capital of $827,219 at December 31, 2024, reflecting an increase in working capital of $3,018,049 for the year ended December 31, 2025. The increase in working capital during the year ended December 31, 2025 was primarily the result of the Company’s completed securities offerings on February 13, July 8, and December 22, 2025 and private placement completed on July 2, 2025 that generated gross proceeds of $10,311,000, net after deducting the placement agent’s fees and related offering expenses during 2025.

Going Concern

The Company has no recurring source of revenues and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements through the recurring sale of its equity securities.

As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion, that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

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

For the year ended December 31, 2025, the Company incurred a net loss of $6,009,520 and used cash in operations of $3,070,618. As of December 31, 2025, the Company had cash of $5,106,872 available to fund its operations. The Company has not generated recurring revenues since inception and has incurred negative operating cash flows as it advances its clinical development programs.

The Company is currently engaged in early-stage clinical trials for its lead product candidate, LB-100. These activities require substantial research, development, regulatory, and clinical expenditures, and the Company does not expect to generate sustainable operating revenues for several years, if ever. At March 31, 2026, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated approximately $496,000, which are expected to be incurred through December 31, 2027.

In addition, through the acquisition of Liora Technologies Europe Ltd. in November 2025, the Company assumed responsibility for the non-clinical LiGHT proton therapy prototype located at the Daresbury Laboratory in the United Kingdom. The Company expects to incur approximately $2 million over the next twenty-four months to recommission and update the system, together with annual lease obligations of approximately $787,278 under an operating lease with the United Kingdom Research and Innovation. Liora currently has no revenues, and the Company will require additional capital to fund these activities.

Management is actively evaluating and pursuing additional financing alternatives, including equity and debt financings and potential strategic transactions. However, there can be no assurance that additional funding will be available on acceptable terms, in sufficient amounts, or at all. If the Company is unable to obtain the necessary funding, it may be required to delay, scale back, or eliminate its clinical development programs; curtail expenditures related to the LiGHT system; or pursue strategic alternatives, including potential asset sales or the cessation of operations.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Operating Activities. For the year ended December 31, 2025, operating activities utilized cash of $3,070,618, as compared to utilizing cash of $3,164,536 for the year ended December 31, 2024, to fund the Company’s ongoing research and development activities and to fund its other ongoing operating expenses, including maintaining and developing its patent portfolio.

Investing Activities. For the year ended December 31, 2025, the Company had investing activities for the cash portion of the purchase of Liora in the amount of $440,000 and purchase of digital assets $2,637,360, that were transferred to the third party seller for the Investment in Liora. In addition, capitalized transaction costs totaled $95,102. For the year ended December 31, 2024, the Company had no investing activities.

Financing Activities. For the year ended December 31, 2025, financing activities consisted primarily of the gross proceeds from the sale of securities in the Company’s registered direct offering of $11,900,000, reduced by offering costs of $1,634,801 and $45,801 from the exercise of common stock options.. For the year ended December 31, 2024, the Company had no financing activities.

Principal Commitments

Clinical Trial Agreements

At December 31, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $496,000, including clinical trial agreements of $293,000 and clinical trial monitoring agreements of $203,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

Additional information with respect to the conduct of the Company’s clinical trial programs is provide at “ITEM 1A. RISK FACTORS - Risks Related to the Development and Regulatory Approval of Our Product Candidates”.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of December 31, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	December 2027	NCT06012734	(1)
LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Enrollment completed September 2024	9 to 18	Determine MTD and RP2D	Fourteen patients entered	March 2026	NCT05809830	$293,000
Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	TBD	NCT05809830	$(1)
LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	42	Determine the OS of patients with recurrent ovarian clear cell carcinoma	Twenty one patients entered	December 2027	NCT06065462	(1)
Total									$293,000

(1) The Company has no financial contractual commitment associated with this clinical trial at December 31, 2025.

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

The principal investigator of the colorectal study testing LB-100 in combination with atezolizumab has completed the investigation into two Serious Adverse Events (“SAEs”) observed in the clinical trial (see “Specific Risks Associated with the Company’s Business Activities – Serious Adverse Events” above for additional information).

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at December 31, 2025 and 2024.

During the year ended December 31, 2025 and 2024, the Company incurred costs of $0 and $285,019, respectively, pursuant to this Agreement. As of December 31, 2025, total costs of $732,532 had been incurred pursuant to this Agreement.

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

On October 13, 2022, the Company announced that the Spanish Agency for Medicines and Health Products (Agencia Española de Medicamentos y Productos Sanitarios or “AEMPS”) had authorized a Phase 1b/randomized Phase 2 study of LB-100, the Company’s lead clinical compound, plus doxorubicin, versus doxorubicin alone, the global standard for initial treatment of ASTS. Consequently, this clinical trial commenced during the quarter ended June 30, 2023 and is expected to be completed and a report prepared by December 31, 2026. In April 2023, GEIS completed its first site initiation visit in preparation for the clinical trial at Fundación Jiménez Díaz University Hospital (Madrid). Up to 170 patents will be entered into the clinical trial. The recruitment for the Phase 1b portion of the protocol was extended with two patients and was completed during the quarter ended September 30, 2024. The Company expects to have data on toxicity and preliminary efficacy from this portion of the clinical trial during the quarter ending March 31, 2026.

Given the focus on the combination of LB-100 with immunotherapy in ovarian clear cell carcinoma and colorectal cancer and the availability of capital resources, the Company entered into Amendment No. 1 to the Collaboration Agreement effective March 11, 2025 that relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000. As a result, the Phase 2 portion of this clinical trial will not proceed, and the trial will be closed after completion of the first phase in Q1 2026.

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the years ended December 31, 2025 and 2024, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $293,000 for the Phase 1b portion of this clinical trial as of December 31, 2025, which is scheduled to be incurred Q1, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

On December 23, 2025 we announced that we are going to expand the enrollment of the trial from 21 to 42 patients in collaboration with GSK, MD Anderson and Northwestern University. We completed the enrollment of the first 21 patients in Q4, 2025 and expect patient 22 to be enrolled in Q1 2026.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the year ended December 31, 2025 and 2024, the Company incurred costs of $21,706 and $26,763, respectively, pursuant to this letter of intent and subsequent work order. As of December 31, 2025, total costs of $46,598 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $48,000 as of December 31, 2025, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the years December 31, 2025 and 2024, the Company incurred costs of $0 and $10,642, respectively, pursuant to this work order. As of December 31, 2025, total costs of $89,323 had been incurred pursuant to this work order agreement. As a result of the closure of the Agreement with City of Hope effective July 8, 2024, the work order was terminated on July 8, 2024.

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

The Company paid NIH a non-creditable, non-refundable license issue royalty of $50,000. The first minimum annual royalty of $25,643 was prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The second minimum annual royalty for 2025 of $30,000, was paid in December 2024 and is included in other prepaid expenses at December 31, 2024 in the accompanying consolidated balance sheet.

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

The Company is obligated to pay the NIH benchmark royalties, on a one-time basis, within sixty days from the first achievement of each such benchmark. The License Agreement defines four such benchmarks, which the Company is required to pursue based on “commercially reasonable efforts” as defined in the License Agreement, with deadlines of October 1, 2024, 2027, 2029 and 2031, respectively, each with a different specified benchmark payment amount payable within thirty days of achieving such benchmark. The October 1, 2024 benchmark of $100,000 was defined as the dosing of the first patient with a licensed product in a Phase 2 clinical study of such licensed product in the licensed fields of use. The Company had not commenced a Phase 2 clinical study as of December 31, 2025. The total of all such benchmark payments is $1,225,000.

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

During the years ended December 31, 2025 and 2024, the Company incurred costs of $30,000 and $75,643 in connection with its obligations under the License Agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,765,000 as of December 31, 2025, which is expected to be incurred over approximately the next nineteen years.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000. Effective March 1, 2024, the compensation payable under the Collaboration Agreement was converted to an hourly rate structure.

The Company recorded charges to operations pursuant to this Collaboration Agreement of $59,600 and $39,200 during the years ended December 31, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations.

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

During the years ended December 31, 2025 and 2024, the Company incurred charges in the amount of $0 and $210,362, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $118,000 as of December 31, 2025, which is expected to be incurred through October 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the years ended December 31, 2025 and 2024, the Company incurred costs of $750 and $23,308, respectively, pursuant to this contract.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the fiscal year ended December 31, 2025, the end of the most recent fiscal year covered by this report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).

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

Based on the Company’s evaluation under the framework in COSO, the Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plans

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. As of December 31, 2025, the Company did not have a “Rule 10b5-1 trading arrangement” in effect with respect to its securities.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names of all of our directors and executive officers as of March 31, 2026. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. The brief descriptions of the business experience of each director and executive officers and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided below. Also provided are the biographies of the members of the Scientific Advisory Committee and our consultants.

Our directors and executive officers are as follows:

Name	Age	Position(s) Held with Company
Geordan Pursglove	37	President, Chief Executive Officer, and Chairman of the Board of Directors
Bastiaan van der Baan	54	Chief Scientific Officer
Peter Stazzone	74	Chief Financial Officer
Jason Sawyer	54	Director
Dr. Michael Holloway	63	Director
Lourdes Felix	57	Director
Guy Primus	56	Director

Biographies of Directors and Executive Officers

Geordan Pursglove

Effective June 16, 2025. Mr. Pursglove was appointed as the Company’s Chairman of the Board and Chief Executive Officer, and effective September 1, 2025, as President. Prior to joining the Company, he served as President, Chief Executive Officer and Chairman of the Board of Beyond Commerce, Inc. (OTC PINK: BYOC). He was also President of Service 800 Inc., a leading phone and online customer satisfaction survey service that provided actionable customer feedback to Fortune 500 companies globally in which he led operations, scaled revenue and oversaw the company’s strategic vision. He held a board position at SemiCab Holdings, an emerging leader in the global logistics and distribution industry that is a subsidiary of Algorhythm Holdings (NASDAQ: RIME). Mr. Pursglove also serves as Chief Executive Officer and a director of Powell Max Ltd (Nasdaq: PMAX). Additionally, he serves as the managing director of 2GP Group LLC where he built multiple businesses in sports, sales, marketing and logistics. Mr. Pursglove has over a decade of experience in M&A, public market space, capital raising, funding growth, scaling businesses and driving innovation.

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

Mr. van der Baan has over 20 years of experience in the biotechnology industry, with a key focus on oncology and diagnostics. He has extensive know-how in the process of managing a compound from clinical development to reimbursement and commercialization, as well as the establishment of partnerships with the pharmaceutical industry, academic collaborators, distributors, insurance companies and governments to successfully launch new oncology products. Mr. van der Baan was most recently the Chief Clinical Officer of Agendia, an oncology molecular diagnostic company based in Irvine, California and Amsterdam, Netherlands through July 15, 2023. Mr. van der Baan is an independent director of Tethis S.p.A., a Milan, Italy-based developer of a novel platform for liquid biopsy testing. Mr. van der Baan was co-founder of ThromboDx, a liquid biopsy company that was acquired in 2016, Qameleon Therapeutics, a company developing synthetic lethal drug combinations for cancer treatment, and Oncosence, an oncology drug development company using senescence as target for drug development. Mr. van der Baan started his career in 1997 at a specialty chemicals division of Unilever that was acquired by ICI. In 2002, Mr. van der Baan joined Kreatech, a biotechnology company acquired by Leica that specialized in life science reagents for gene expression, DNA and protein analysis. Mr. van der Baan holds a Masters Degree in Molecular Sciences from the Wageningen University in the Netherlands.

Peter Stazzone

Effective September 1, 2025, the Company appointed Peter Stazzone as Chief Financial Officer. Mr. Stazzone is a senior finance and business development executive with over 20 years of experience in finance and operations management within start-ups, high-growth and multi-billion-dollar organizations. He is an experienced board member in both public and non-profit sectors. He earned his Master of Business Administration (Finance) from DePaul University and his Bachelor of Science (Accounting) from the University of Illinois. He is also a member of the American Institute of Certified Public Accountants. From 2021 to his appointment with the Company, he acted as the Chief Financial Officer of Beyond Commerce, Inc., a publicly traded company operating in the Business-to-Business Internet Marketing Technology and Services, electric vehicles and logistics markets. From 2016 to 2021, he was the Chief Financial Officer of Strainz, Inc., a leading cannabis brand and manufacturing company operating in Colorado, Washington and Nevada.

Jason Sawyer

Mr. Jason Sawyer is a 30-year veteran of the alternative investment industry and General Manager of Access Alternative Group S.A. (AAG), a Nassau-based venture investment and advisory firm. Based in Cancún, Mexico, he has led over $200 million in early and growth-stage investments across sectors including fintech, biotech, software, energy, and consumer products, partnering with leading family offices and institutions. Previously a Principal at Crane Capital (sold to Bear Stearns), he co-founded Candlebrook Capital and has raised over $3.5 billion for top-tier managers including Blackstone and Gottex. He has also co-founded and financed companies such as Caary Capital, Pacific West Stone, Sanna Health, and California Fitness, with successful exits and institutional backing. He currently leads finance and M&A for Quantum BioPharma (Nasdaq: QNTM) and serves on the board of The FUTR Corp (TSX.V: FTRC).

Dr. Michael Holloway

Dr.Holloway is an accomplished Emergency Medicine Physician and Medical Affairs executive. He has extensive experience spanning diverse healthcare environments across British Columbia, Alberta and Ontario. He has demonstrated leadership and medical innovation at Vice President level. He has a proven track record in policy development, board governance and strategic consulting in healthcare and other fields. He also has extensive exposure to early-stage companies in multiple fields, including med-tech.

Since 1999, Dr. Holloway has served as an Emergency Medicine Physician at Fraser and Vancouver Coastal Health Authorities. From 2016 to the present, he has served as the Vice President of Medical Affairs and Director at Life 360 Innovations, Inc. a medical device company in Vancouver, British Columbia. He served as an advisor for Emergency Medicine services for the province of British Columbia from 2000-2019. Dr. Holloway has a Doctor of Medicine, Family Practice Residency, Emergency Medicine Specialty from the University of Alberta, University of Calgary. He obtained an Honors Bachelor of Arts in Business Administration from the Richard Ivey School of Business, University of Western Ontario.

Lourdes Felix

Lourdes Felix is a Hispanic entrepreneur and seasoned executive with over 30 years of experience in management, corporate finance, capital markets, public accounting, and the private sector—including 15 years in executive leadership. She currently serves as CEO, CFO, and Director of BioCorRx Inc. (OTCQB: BICX), a biotechnology company specializing in addiction treatment solutions.

A founding member and President of BioCorRx Pharmaceuticals Inc., she oversees commercialization and development of addiction and related disorder treatments, regulatory recruitment, strategic planning, and M&A activities. Lourdes led the launch of UnCraveRx, a weight-loss program introduced in 2019, and in 2025, negotiated the company’s acquisition of its first FDA-approved drug, LUCEMYRA® (lofexidine).

Known for her strategic financial leadership, she has secured over $40 million in equity and non-dilutive funding, and has extensive experience in SEC reporting, compliance, and risk management. Prior to BioCorRx, she worked in public accounting and the private sector, with deep expertise in GAAP, SEC, and SOX compliance, financial operations, and internal controls.

Since 2023 to the present, Ms. Felix has served as a Board Member and Compensation Committee Chair of Avalon GloboCare Corporation (NASDAQ: ALBT), and from 2024 to the present as a Board Member and Audit Committee Chair of La Rosa Holdings Corp. (NASDAQ: LRHC).

Fluent in Spanish and active in the Hispanic community, Lourdes holds a B.S. in Accounting with a concentration in Business Management from the University of Phoenix.

Guy Primus

Mr. Primus is an accomplished executive and investor with extensive experience leading innovation across technology, media, and applied engineering. Mr. Primus is currently Managing Director of Thrillerdome, a consultancy focused on innovation strategy, intellectual property development, and commercialization.

From 2020 to 2023, Mr. Primus was Chief Executive Officer of Valence Enterprise, a technology platform leveraging analytics and data intelligence to enhance business connectivity. From 2014 to 2020, Mr. Primus was Chief Executive Officer of The Virtual Reality Company, a pioneer in cinematic virtual and augmented reality as well as Chief Operating Officer of Overbrook Entertainment, a diversified media company. Mr. Primus also previously was a consultant with Keanry Management Consultants.

Mr. Primus is an inventor credited with multiple patents related to emotion-based data and user experience systems. He previously served as Chairman of the Advisory Board for the Georgia Tech School of Industrial and Systems engineering. Mr. Primus earned both his Bachelors and Masters Degree in Industrial Engineering from Georgia Tech and an MBA from Harvard Business School.

Family Relationships

Eric Forman, the Company’s Vice President and Chief Operating Officer during the year ended December 31, 2024, was the son of board member Dr. Stephen Forman and the son-in-law of former board member Gil Schwartzberg, who passed away on October 30, 2022. Julie Forman, the wife of Eric Forman and the daughter of the late Gil Schwartzberg, is Vice President of Morgan Stanley Wealth Management, where the Company’s cash is deposited and managed, and the Company maintains a continuing banking relationship. Eric Forman resigned as Vice President and Chief Operating Officer of the Company effective December 31, 2024.

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

Our audit committee currently consists of Lourdes Felix, Jason Sawyer, and Guy Primus, with Mrs. Felix serving as Chair. Our Board of Directors has determined that each of the committee members meet the definition of an “independent director,” as defined under Nasdaq rules, and that they each meet the independence standards under Rule 10A-3 of the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our Board of Directors has determined that Ms. Brown qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the audit committee, which is available on our corporate website at www.lixte.com.

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

Our compensation committee currently consists of Jason Sawyer, Lourdes Felix, and Guy Primus, with Mr. Sawyer serving as Chair. Our Board of Directors has determined that each of the three committee members meet the definition of an “independent director”, as defined under Nasdaq rules. Our Board of Directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.lixte.com.

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

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Lixte Biotechnology Holdings, Inc.,433 Plaza Real, Suite 275, Boca Raton, Florida 33432.

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

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to a director, officer, or beneficial owner of more than 10% of the Company’s common stock were complied with under Section 16(a) of the Exchange Act during the year ended December 31, 2025, except as follows: Rene Bernards was late in filing his Form 4 in connection with the grant of stock options on June 30, 2024, and Rene Bernards, Yun Yen, Regina Brown and Stephen Forman were late in filing their Form 4’s in connection with the grant of stock options on September 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

OFFICER AND DIRECTOR COMPENSATION

The table set forth below presents the compensation awarded to, earned by, or paid to our named executive officers for the years ended December 31, 2025, 2024 and 2023.

OFFICER COMPENSATION TABLE

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Executive	Year	($)	($)	($)	($)(1)	($)	($)	($)	($)

Bas van der Baan (6)	2025	174,000	-	-	-	-	-	-	174,000
	2024	153,495	-	-	-	-	-	-	153,495
	2023	40,639	-	-	403,066	-	-	-	443,705

John S. Kovach (2)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
	2023	190,860	-	-	-	-	-	-	190,860

James S. Miser (3)	2025	-	-	-	-	-	-	-	-
	2024	102,083	-	-	-	-	-	-	102,083
	2023	175,000	-	-	-	-	-	-	175,000

Robert N. Weingarten (4)	2025	116,667	-	-	-	-	-	-	116,667
	2023	175,000	-	-	-	-	-	-	175,000
	2023	175,000	-	-	-	-	-	-	175,000

Eric J. Forman (5)	2025	-	-	-	-	-	-	-	-
	2024	200,000	-	-	-	-	-	-	200,000
	2023	200,000	-	-	-	-	-	-	200,000

Jan H.M. Schellens (7)	2025	-	-	-	-	-	-	-	-
	2024	56,226	-	-	29,074	-	-	-	85,300
	2023	-	-	-	-	-	-	-	-

Geordan G. Pursglove (8)	2025	120,000	80,000	-	728,671	-	-	10,000	938,671
	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Peter M. Stazzone (9)	2025	50,000	12,000	-	173,070	-	-	-	235,070
	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

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

(7) On May 31, 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D., Pursuant to the agreement, effective July 1, 2024, the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. In connection with his employment agreement, Mr. Schellens was awarded an option grant for 15,000 shares of common stock exercisable for a period of five years at $2.39 per share and valued at $1.938 per share. Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens and to terminate his consulting agreement to allow Dr. Schellens to pursue other employment opportunities.

(8) Geordan Pursglove was appointed as Chief Executive Officer effective as of July 3, 2025. In connecrrion with his employment agreement, Mr. Pursglove was granted a stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.83 per share for a period of five years, exercisable on a cashless basis and valued at $2.0819 per share.

(9) Peter Stazzone was appointed as Chief Financial Officer on September 1,2025. In connection with his employment agreement, Mr. Stazzone was awarded an option grant for 50,000 shares of common stock, exercisable for a period of five years at $4.45 per share and valued at $3.4614 per share.

There were no option exercises by officers during the years ended December 31, 2025, 2024 or 2023.

Outstanding Equity Awards at December 31, 2025

The table set forth below presents information regarding outstanding stock options held by our named executive officers as of December 31, 2025.

			NUMBER OF SECURITIES UNDERLYING UNEXERCISED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED	OPTION
		VESTING	OPTIONS	OPTIONS	EXERCISE	OPTION
	GRANT	COMMENCEMENT	EXERCISABLE	UNEXERCISABLE	PRICE	EXPIRATION
NAME	DATE	DATE	(#)	(#)	($)	DATE

Geordan Pursglove	July 3, 2025	July 3, 2025	350,000	-	2.08	July 3, 2030

Bas van der Baan	June 17, 2022 (1)	June 17, 2022	25,000	-	7.40	June 17, 2027
	June 30, 2023 (1)	September 30, 2023	10,000	-	5.88	June 30, 2028
	September 26, 2023	December 31, 2023	250,000	-	1.95	September 26, 2028

Peter Stazzone	September 1, 2025	September 1, 2025	25,000	25,000	3.46	September 1, 2030

(1) Granted in his capacity as a Director before date of officer appointment on September 26, 2023.

Based on a fair market value of $3.93 per share on December 31, 2025, the intrinsic value attributed to exercisable but unexercised common stock options held by our named executive officers was approximately $1,154,000 at December 31, 2025.

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

Geordan Pursglove. Effective June 16, 2025, the Company entered into an employment agreement with Mr. Pursglove to act as the Company’s Chairman of the Board and Chief Executive Officer, and effective September 1, 2025, as President with an annual salary of $240,000. Mr. Pursglove’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. Pursglove will be eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. Mr. Pursglove was also granted stock options to acquire 350,000 shares of the Company’s common stock. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement.

Peter Stazzone. Effective September 1, 2025, the Company appointed Peter Stazzone as Chief Financial Officer with an annual salary of $150,000. Mr. Stazzone’s annual salary may be increased from time to time at the sole discretion of the Board of Directors. In addition, Mr. Stazzone will be eligible to receive an annual bonus as determined at the sole discretion of the Board of Directors. Mr. Stazzone was also granted stock options to acquire 50,000 shares of the Company’s common stock. The term of the employment agreement is for one years and is automatically renewable for additional one-year periods unless terminated by either party, subject to early termination provisions as described in the employment agreement.

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

Board of Directors Compensation

The table set forth below presents the compensation awarded to, earned by or paid to our named directors for the years ended December 31, 2025, 2024 and 2023.

DIRECTOR COMPENSATION TABLE

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position (2)	Year	($)	($)	($)	($)(1)	($)	($)	($)	($)

Stephen J. Forman (6)	2025	-	-	-	10,000	-	-	978	10,978
Director	2024	-	-	-	28,494	-	-	5,495	33,989
	2023	-	-	-	48,131	-	-	22,500	70,631

Yun Yen (2)	2025	-	-	-	15,000	-	-	1,467	16,467
Director	2024	-	-	-	33,494	-	-	7,500	40,994
	2022	-	-	-	63,340	-	-	30,000	93,340

Regina Brown	2025	-	-	-	16,250	-	-	5,564	21,814
Director (3)	2024	-	-	-	34,744	-	-	7,630	42,374
	2023	-	-	-	48,131	-	-	30,000	78,131

René Bernards	2025	-	-	-	13,750	-	-	4,708	18,458
Director (4)	2024	-	-	-	32,244	-	-	18,194	50,438
	2023	-	-	-	-	-	-	62,500	62,500

Bas van der Baan	2025	-	-	-	-	-	-	-	-
Director (5)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	48,131	-	-	18,478	66,609

Geordan Pursglove:	2025	-	-	-	728,665	-	-		728,665
Director (7)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Jason Sawyer	2025	-	-	-	68,360	-	-	13,436	81,796
Director (8)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Michael Holloway	2025	-	-	-	68,360	-	-	9,022	77,382
Director (8)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Lourdes Felix	2025	-	-	-	78,650	-	-	10,539	89,189
Director (9)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Guy Primus	2025	-	-	-	78,650	-	-	8,917	87,567
Director (9)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

(1) Consists of grant date fair value of option award calculated pursuant to the Black-Scholes option-pricing model.

(2) Appointed as a director of the Company effective August 4, 2018 and resigned effective July 18, 2025.

(3) Appointed as a director of the Company effective May 11, 2021 and resigned effective September 1, 2025.

(4) Appointed as a director of the Company effective June 15, 2022. Dr. Bernards received all of his compensation from June 15, 2022 through March 31, 2025 in the form of cash. On August 18, 2025, Dr. Bernards resigned from the board and was appointed Chairman of the Scientific Advisory board.

(5) Appointed as a director of the Company effective June 17, 2022, and as Chairman of the Board of Directors on October 6, 2023. Excludes compensation received after appointment as President and Chief Executive Officer on September 26, 2023; and resigned as a director effective September 1, 2025.

(6) Appointed as a director of the Company effective May 13, 2016 and resigned effective July 18, 2025.

(7) Appointed as a director of the Company and Chairman effective June 16, 2025.

(8) Appointed as a director of the Company effective August 15, 2025.

(9) Appointed as a director of the Company effective September 1, 2025.

Scientific Advisory Committee; Compensation

The Scientific Advisory Committee was established to advise the Company’s management in three areas: human molecular pathology; the clinical management of human brain tumors; and medicinal chemistry. Members of the Scientific Advisory Committee do not serve in any management capacity with the Company. During the year ended December 31, 2025, the Scientific Advisory Committee consisted of one member, Dr. Rene Bernards, and the years ended December 31, 2024 and 2023, the Scientific Advisory Committee consisted of one member Dr. Daniel D. Von Hoff, M.D.

2020 Stock Incentive Plan

Summary

On July 14, 2020, the Board of Directors of the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which was subsequently approved by the stockholders of the Company. The 2020 Plan provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates, initially for a total of 233,333 shares of the Company’s common stock, under terms and conditions as determined by the Company’s Board of Directors. On October 7, 2022, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 180,000 shares, to a total of 413,333 shares. On November 27, 2023, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 336,667 shares, to a total of 750,000 shares. On December 8, 2025, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 2,750,000 shares, to a total of 3,500,000 shares.

As of December 31, 2025, unexpired stock options for 729,309 shares were issued and outstanding under the 2020 Plan and 2,770,691 shares were available for issuance under the 2020 Plan.

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

The 2020 Plan provides for the reservation of 3,500,000 shares of common stock for issuance thereunder (the “Share Limit”), and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 3,500,000 shares (the “ISO Limit”).

Key Features of the 2020 Plan

Certain key features of the 2020 Plan are summarized as follows:

●	If not terminated earlier by our Board of Directors, the 2020 Plan will terminate on July 14, 2030.

●	Up to a maximum aggregate of 3,500,000 shares of common stock may be issued under the 2020 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 3,500,000.

●	The 2020 Plan is administered by the Compensation Committee, which is comprised solely of independent members of our Board of Directors. The Board of Directors may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and board members are eligible to receive awards, provided that the Compensation Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by us.

Eligibility to Receive Awards. Employees, consultants and members of our Board of Directors are eligible to receive awards under the 2020 Plan. The Compensation Committee determines, in its discretion, the selected participants who will be granted awards under the 2020 Plan.

Shares Subject to the 2020 Plan. The maximum number of shares of common stock that can be issued under the 2020 Plan is 3,500,000 shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table set forth below presents certain information regarding beneficial ownership of our common stock (the only class of our voting equity securities issued and outstanding) as of March 31, 2026 by (i) each person or entity who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group. As of March 31, 2026, there were 11,617,944 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 31, 2026 pursuant to stock options, warrants, convertible preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission. Except as noted, the Company’s executive office is reflected as the address of all officers, directors and other stockholders owning more than 5%.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers and Directors

Bas van der Baan 433 Plaza Real, Suite 275 Boca Raton, Florida 33432	168,498	(2)	1.5%

All officers and directors as a group (1 persons)	168,498		1.5%

Other Stockholders Owning More Than 5%

Orbit Capital P.O. Box 822 George Town Grand Cayman KY1-1003 Cayman Islands	700,000	(1)	6.0%

(1) Includes 11,000 shares of common stock and stock options to purchase 157,498 shares of common stock owned by Bas van der Baan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Related Party Transactions

During the years ended December 31, 2025, 2024, and 2023, there were no transactions, either directly or indirectly, between the Company and any of its officers, directors or affiliates, including their family members, except as described elsewhere in this document.

(b) Director Independence

The Company considers that Dr. Jason Sawyer, Michael Holloway, Lourdes Felix, and Guy Primus are each an “independent director,” as defined under Nasdaq rules and by Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.A. acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Weinberg & Company, P.A. for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit Fees(1)	$121,783	$104,205
Audit-Related Fees(2)	—	—
Tax Fees(3)	21,458	13,718
Other Fees(4)	33,600	25,695
Total	$176,841	$143,618
(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements included in its Annual Reports on Form 10-K and the review of its interim financial statements included in its Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings, excluding those fees included in Other Fees.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under Audit Fees.

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	Other fees represent fees incurred with respect to the Company’s Registration Statements on Form S-1 and Form S-3.

All audit and audit-related services, tax services and other services rendered by Weinberg & Company, P.A. during the fiscal years ended December 31, 2025 and 2024 were pre-approved by either the Company’s Audit Committee or by the Company’s Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for the Company by its independent registered public accounting firm.

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

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit Number	Description of Document
1.1	Underwriting Agreement, dated as of November 25, 2020, between the Company and WestPark Capital, Inc. and WallachBeth, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

1.2	Form of Underwriting Agreement, filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 18, 2025 and incorporated herein by reference.

2.1	Share Exchange Agreement dated as of June 8, 2006 among the Company , John S. Kovach and Lixte Biotechnology , Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006 and incorporated herein by reference.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, filed as Appendix A to the Company’s Information Statement, as filed with the Securities and Exchange Commission on September 19, 2006 and incorporated herein by reference.

3.3	Certificate of Designations for the Company’s Series A Convertible Preferred Stock, filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2015 and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 28, 2016 and incorporated herein by reference.

3.5	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2022 and incorporated herein by reference.

3.6	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

3.7	Certificate of Amendment to the Certificate of Incorporation of Lixte Biotechnology Holdings, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2023 and incorporated herein by reference.

3.8	Series B Certificate of Designation, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025 and incorporated herein by reference.

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 25, 2025 and incorporated herein by reference.

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 25, 2020 and incorporated herein by reference.

4.2	Form of Public Warrant included in Unit, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2020 and incorporated herein by reference.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

4.4	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2025 and incorporated herein by reference.

4.5	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

4.6	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2025 and incorporated herein by reference.

4.7	Form of Pre-Funded Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025 and incorporated herein by reference.

4.8	Form of Common Stock Warrant, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025 and incorporated herein by reference.

4.9	Form of Pre-Funded Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2025 and incorporated herein by reference.

4.10	Form of Pre-Funded Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2025 and incorporated herein by reference.

4.11	Form of Common Stock Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2025 and incorporated herein by reference.

10.1	Master Agreement between Lixte Biotechnology Holdings, Inc. and Theradex Systems, Inc. dated January 12, 2010, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

10.2	Materials Cooperative Research and Development Agreement between Lixte Biotechnology Holdings, Inc. and the National Institute of Neurological Disorders and Stroke dated October 18, 2013, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 21, 2014 and incorporated herein by reference.

10.3	Clinical Trial Agreement dated as of June 10, 2024 between the Company and the Netherlands Cancer Institute, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2024 and incorporated herein by reference.

10.4	Collaboration Agreement between Lixte Biotechnology Holdings, Inc. and BioPharmaWorks LLC effective September 14, 2015, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2015 and incorporated herein by reference.

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

10.6	Amendment No. 1 to Collaboration Agreement dated March 11, 2025 for an Investigator-Initiated Clinical Trial between Lixte Biotechnology Holdings, Inc. and the Spanish Sarcoma Group as of July 31, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2025 and incorporated herein by reference.

10.7	Consulting Agreement between the Company and Dr. Jan Schellens, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2024 and incorporated herein by reference.+

10.8	Employment Agreement between the Company and Robert N. Weingarten, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2020 and incorporated herein by reference.+

10.9	Lixte Biotechnology Holdings, Inc. 2020 Stock Incentive Plan, filed as Exhibit 10.1 to the Company Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2020 and incorporated herein by reference.+

10.10	Lixte Biotechnology Holdings, Inc. 2020 Stock Incentive Plan (as amended) , filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2023 and incorporated herein by reference.+

10.11	Investigator-Initiated Clinical Research Support Agreement between City of Hope National Medical Center and City of Hope Medical Foundation and Lixte Biotechnology Holdings, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference.

10.12	Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and Oncode Institute, Utrecht, entered into on October 8, 2021 (certain portions of this Exhibit have been omitted) , filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission on November 10, 2021 and incorporated herein by reference.

10.13	Insider Trading Policy , filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 and incorporated herein by reference.

10.14	Compensation Clawback Policy , filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 19, 2024, and incorporated herein by reference.+

10.15	Amendment to Contract between Lixte Biotechnology Holdings, Inc. and MRI Global effective April 17, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 and incorporated herein by reference.

10.16	Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2023 and incorporated herein by reference.

10.17	Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2025 and incorporated herein by reference.

10.18	Employment Agreement between the Company and Bastiaan van der Baan effective September 26, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 27, 2023 and incorporated herein by reference.

10.19	Amendment No. 1 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 8, 2021, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the Securities and Exchange Commission on November 9, 2023 and incorporated herein by reference.

10.20	Amendment No. 2 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on October 13, 2023 (certain portions of this Exhibit have been omitted) , filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2023 and incorporated herein by reference.

10.21	Amendment No. 3 to Development Collaboration Agreement by and between Lixte Biotechnology Holdings, Inc. and the Netherlands Cancer Institute, Amsterdam, and the Oncode Institute, Utrecht, entered into on November 29, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 2, 2024 and incorporated herein by reference.

10.22	Exclusive Patent License Agreement between Lixte Biotechnology , Inc. and the National Institute of Neurological Disorders and Stroke and the National Cancer Institute, each a component of the National Institute of Health, effective as of February 23, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2024 and incorporated herein by reference.

10.23	At-the-Market Sales Agreement dated as of January 6, 2025 between Lixte Biotechnology Holdings, Inc. and WallachBeth Capital, LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2025 and incorporated herein by reference.

10.24	Amendment No. 1 to the Clinical Trial Agreement between the Company and GEIS dated March 11, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2025 and incorporated herein by reference.

10.25	Employment Agreement between the Company and Geordan Pursglove dated as of June 16, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2025 and incorporated herein by reference.

10.26	Amendment to Employment Agreement. between the Company and Bastiaan van der Baan dated as of June 16, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2025 and incorporated herein by reference.

10.27	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025 and incorporated herein by reference.

10.28	Form of Placement Agent Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025 and incorporated herein by reference.

10.29	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2025 and incorporated herein by reference.

10.30	Form of Placement Agent Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2025 and incorporated herein by reference.

10.31	Share Exchange Agreement, dated November 21, 2025, by and among the Company, Orbit Capital Inc., and Liora Technologies Europe Ltd., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 25, 2025 and incorporated herein by reference.

10.32	Royalty Agreement, dated November 24, 2025, by and among the Company and Orbit Capital Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 25, 2025 and incorporated herein by reference.

10.33	Amendment to the Lixte Biotechnology Holdings, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Annex A to Schedule DEF 14A filed with the SEC on October 27,2025)., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2025 and incorporated herein by reference.

10.34	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2025 and incorporated herein by reference.

10.35	Form of Placement Agent Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2025, and incorporated herein by reference.

10.36

Amendment No. 2 To Agreement for GSK & Lixte Supported Collaborative Study Agreement, dated December 17th, 2025, by and among the Company, GlaxoSmithKline LLC and The University of Texas, M.D. Anderson Cancer Center., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2025, and incorporated herein by reference.

10.37

Collaborative Research Agreement, dated December 17, 2025, by and between the Company, and The University of Texas M.D. Anderson Cancer Center., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2025, and incorporated herein by reference.

10.38	Share Exchange Agreement dated December 30, 2025, among Orbit Capital Inc. and Lixte Biotechnology Holdings, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2025, and incorporated herein by reference.

10.39

Allocation Deed dated February 12, 2026, between Sidney Braun, Liora Technologies Europe Ltd, and Lixte Biotechnology Holdings. Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2026, and incorporated herein by reference.

10.40	Consultancy Agreement dated February 13, 2026, between Liora Technologies Europe Ltd, and Sidney Braun., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2026, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 and incorporated herein by reference.

23.1	Consent of Weinberg & Company , P.A., Independent Registered Public Accounting Firm*

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document (does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2026	LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

By:	/s/ GEORDAN PURSGLOVE
Name:	Geordan Pursglove
Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ GEORDAN PURSGLOVE	President and Chief Executive Officer	March 31, 2026
Geordan Pursglove

/s/ PETER STAZZONE	Vice President and Chief Financial Officer	March 31, 2026
Peter Stazzone

/s/ JASON D. SAWYER	Director	March 31, 2026
Jason D. Sawyer

/s/ MICHAEL A. HOLLOWAY	Director	March 31, 2026
Michael A. Holloway

/s/ GUY W. PRIMUS	Director	March 31, 2026
Guy W. Primus

/s/ LOURDES FELIX	Director	March 31, 2026
Lourdes Felix

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lixte Biotechnology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lixte Biotechnology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Acquisition of Liora

As discussed in Note 4 to the financial statements, the Company acquired an 80% ownership interest in Liora Technologies Europe Ltd. (“Liora”), which owns the LiGHT proton therapy system. Management concluded that the transaction should be accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in the LiGHT system. As of December 31, 2025, the Company consolidates Liora and presents the remaining 20% ownership interest as noncontrolling interest.

Auditing the accounting for the acquisition of Liora involved especially challenging auditor judgment due to the complexity of the transaction structure, including the sequencing of the transaction and the significant judgement required to determine the appropriate accounting under ASC 805. The acquisition was executed through multiple interrelated agreements, including an initial share exchange agreement, subsequent restructuring transactions, and a later amended and restated agreement intended to reflect the final ownership structure. Significant auditor judgement was required to evaluate whether the appropriate accounting treatment was applied, including evaluating the substance of these interrelated transactions, and whether the acquisition should be viewed as the purchase of a business or the acquisition of a single identifiable asset group. This assessment required significant auditor judgment in evaluating whether substantially all of the fair value of the assets acquired was concentrated in the LiGHT proton therapy system and whether the acquired set included a substantive process or organized workforce sufficient to meet the definition of a business.

Our audit procedures related to the acquisition consisted of the following, among others:

●	We obtained and evaluated the original share exchange agreement, the subsequent share exchange agreement, and the amended and restated share exchange agreement, and assessed whether the substance of the arrangements supported accounting for the transaction as a single integrated transaction.
●	We evaluated management’s analysis under ASC 805, including management’s conclusion that the acquisition did not meet the definition of a business acquisition.
●	We evaluated the measurement of the consideration transferred.
●	We performed a physical observation of the LiGHT proton therapy system at the Daresbury Laboratory facility.
●	We assessed the adequacy of the Company’s disclosures related to the transaction in the consolidated financial statements.

We have served as the Company’s auditor since 2008.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2026

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$5,106,872	$1,038,952
Prepaid insurance	26,682	20,898
Other prepaid expenses	44,825	85,653
Total current assets	5,178,379	1,145,503
LiGHT proton therapy system equipment	6,582,560	-
Right-of-use lease assets	972,682	-
Total assets	$12,733,621	$1,145,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $125,959 and $27,500 to related parties at December 31, 2025 and December 31, 2024, respectively	$436,482	$83,206
Research and development contract liabilities	232,138	235,078
Operating lease obligations, current	595,418	-
Series B Convertible Preferred Stock 8% cumulative dividend payable	69,073	-
Total current liabilities	1,333,111	318,284
Operating lease obligations, long-term	438,959	-
Total liabilities	1,772,070	318,284

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, $10.00 per share stated value – 0 and 350,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	3,500,000
Series B Convertible Preferred Stock, $0.7146 per share stated value – 2,423,130 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,731,569	-
Common stock, $0.0001 par value authorized – 100,000,000 shares; issued and outstanding – 8,790,102 and 2,249,290 shares at December 31, 2025 and 2024, respectively	879	225
Additional paid-in capital	66,008,824	49,394,687
Accumulated deficit	(58,077,213)	(52,067,693)
Total Lixte Biotechnology stockholders’ equity	9,664,059	827,219

Non-controlling interest	1,297,492	-
Total stockholders’ equity	10,961,551	827,219

Total liabilities and stockholders’ equity	$12,733,621	$1,145,503

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

Revenues, net	$-	$-

Costs and expenses:
General and administrative costs (includes $1,388,322 and $418,422 of stock-based compensation, respectively)	4,852,702	2,846,557
Research and development costs	254,919	726,232
Total costs and expenses	5,107,621	3,572,789

Loss from operations	(5,107,621)	(3,572,789)

Other income (expenses):
Interest Income	7,388	7,048
Interest Expense	(9,158)	(16,821)
Realized loss on digital assets	(904,394)	-
Foreign currency gain (loss)	525	(3,403)
Other income	3,740	-
Net loss	$(6,009,520)	$(3,585,965)
Series B Convertible Preferred Stock 8% cumulative dividend	(69,073)	$-
Non-controlling interest	-	$-
Net loss attributable to common stockholders	$(6,078,593)	$(3,585,965)

Net loss per common share – basic and diluted	$(1.26)	$(1.59)

Weighted average common shares outstanding – basic and diluted	4,840,731	2,249,290

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Equity
Balance, December 31, 2023	350,000	$3,500,000	-	$-	2,249,290	$225	$48,976,265	$(48,481,728)	$-	$3,994,762
Stock-based compensation	-	-	-	-	-	-	418,422	-	-	418,422
Net loss	-	-	-		-	-	-	(3,585,965)		(3,585,965)

Balance, December 31, 2024	350,000	3,500,000	-	-	2,249,290	225	49,394,687	(52,067,693)	-	827,219
Proceeds from sale of securities in February 2025 registered direct offering, net of offering costs	-	-	-	-	434,784	43	914,185	-	-	914,228
Stock options issued to settle accrued payable	-	-	-	-	-	-	27,500	-	-	27,500
Conversion of Series A convertible stock	(350,000)	(3,500,000)	-	-	72,917	8	3,499,992	-	-	-
Proceeds from sale of securities in July 2025 registered private placement, net of offering costs	-	-	3,573,130	2,553,359	59,552	6	1,624,797	-	-	4,178,162
Proceeds from sale of securities in July 2025 registered direct offering, net of offering costs	-	-	-	-	210,675	21	1,330,791	-	-	1,330,812
Proceeds from sale of securities in December 2025 registered direct offering, net of offering costs	-	-	-	-	526,342	53	3,841,944	-	-	3,841,997
Exercise of placement agent warrants	-	-	-	-	221,690	22	(22)	-	-	-
Exercise of pre-funded warrants	-	-	-	-	3,065,362	306	(306)	-	-	-
Exercise of common warrants	-	-	-	-	20,000	2	45,799	-	-	45,801
Common stock issued for services	-	-	-	-	39,181	4	171,607	-	-	171,611
Conversion of Series B Convertible Preferred Stock and related dividend	-	-	(1,150,000)	(821,790)	1,190,309	119	821,671	-	-	-
Series B Convertible Preferred Stock 8% cumulative dividend	-	-	-	-	-	-	(69,073)	-	-	(69,073)
Common stock issued for acquisition of Liora	-	-	-	-	700,000	70	3,016,930	-	-	3,017,000
Liora non-controlling interest	-	-	-	-					1,297,492	1,297,492
Stock-based compensation	-	-	-	-	-	-	1,388,322	-	-	1,388,322
Net loss	-	-	-	-	-	-	-	(6,009,520)		(6,009,520)
Balance, December 31, 2025	-	$-	2,423,130	$1,731,569	8,790,102	$879	$66,008,824	$(58,077,213)	$1,297,492	$10,961,551

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,009,520)	$(3,585,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense for right-of-use asset	61,695	-
Stock-based compensation expense	1,388,322	418,422
Common stock issued for services	171,611	-
Realized loss on digital assets	904,394	-
Changes in operating assets and liabilities:
Advances on research and development contract services	-	78,016
Prepaid insurance	(5,784)	(3,782)
Other prepaid expenses	40,828	(75,653)
Accounts payable and accrued expenses	380,776	(73,552)
Research and development contract liabilities	(2,940)	77,978
Net cash used in operating activities	(3,070,618)	(3,164,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(2,637,360)
Cash paid for Liora investment	(440,000)	-
Capitalized transaction costs	(95,102)	-
Net cash used in investing activities	(3,172,462)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of securities in registered direct offerings, net of offering costs	6,087,037	-
Proceeds from sale of securities in registered private placement, net of offering costs	4,178,162
Exercise of common stock warrants	45,801
Net cash provided by financing activities	10,311,000	-

NET CHANGE IN CASH	4,067,920	(3,164,536)
Cash - Beginning of period	1,038,952	4,203,488
Cash - End of period	$5,106,872	$1,038,952

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,158	$16,821
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Options issued to settle accrued Board fees	$27,500	-
Exercise of placement agent warrants on a cashless basis	$22	-
Exercise of pre-funded warrants	$306	-
Conversion of Series A Convertible Preferred Stock into common stock	$3,500,000	-
Conversion of Series B Convertible Preferred Stock into common stock	$821,790	-
Accrual of Series B Convertible Preferred Stock 8% cumulative dividend	$69,073	-
Dividend payable settled in shares	$20,075
Digital assets transferred as consideration for acquisition of Liora (non-cash investing) — FV at transfer	$1,732,966	-
Common stock issued for acquisition of Liora	$3,017,000	-
Right-of use asset and lease liability - operating lease (UKRI Daresbury)	$1,034,377
Non-controlling interest	$1,297,492
Accrual of deferred offering costs	$-	$6,928

See accompanying notes to consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

1.	Organization and Basis of Presentation

Lixte Biotechnology Holdings, Inc., a Delaware corporation, including its wholly-owned Delaware subsidiary, Lixte Biotechnology, Inc. (collectively, the “Company”), is a clinical-stage biopharmaceutical company focused on identifying new targets for cancer drug development and developing and commercializing cancer therapies. The Company’s corporate office is located in Boca Raton, Florrida.

On November 21, 2025, the Company acquired Liora Technologies Europe Ltd. (“Liora”). Liora’s principal asset is a proton therapy system known as the Linac Image-Guided Hadron Technology (“LiGHT”) machine. The LiGHT machine provides a proton beam allowing the delivery of ultra-high dose rates to deep-seated cancer tumors (see Note 3).

In addition, the Company’s product pipeline is focused on inhibitors of protein phosphatase 2A, which is used to enhance cytotoxic agents, radiation, immune checkpoint blockers and other cancer therapies. The Company believes that inhibitors of protein phosphatases have significant therapeutic potential for a broad range of cancers. The Company is focusing on the clinical development of a specific protein phosphatase inhibitor, referred to as LB-100, which has been shown to have clinical anti-cancer activity.

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

Going Concern

For the year ended December 31, 2025, the Company incurred a net loss of $6,009,520 and used cash in operations of $3,070,618. As of December 31, 2025, the Company had cash of $5,106,872 available to fund its operations. The Company has not generated recurring revenues since inception and has incurred negative operating cash flows as it advances its development programs. As a result, management has concluded that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently engaged in early-stage clinical trials for its lead product candidate, LB-100. These activities require substantial research, development, regulatory, and clinical expenditures, and the Company does not expect to generate sustainable operating revenues for several years, if ever. At December 31, 2025, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated approximately $496,000, which are expected to be incurred through December 31, 2027.

In addition, through the acquisition of Liora, the Company expects to incur approximately $2 million over the next 24 months to recommission and update the Light machine. Liora currently has no revenues, and the Company will require additional capital to fund these activities.

Management is actively evaluating and pursuing additional financing alternatives, including equity and debt financings and potential strategic transactions. However, there can be no assurance that additional funding will be available on acceptable terms, in sufficient amounts, or at all. If the Company is unable to obtain the necessary funding, it may be required to delay, scale back, or eliminate its clinical development programs; curtail expenditures related to the LiGHT system; or pursue strategic alternatives, including potential asset sales or the cessation of operations.

Nasdaq Compliance

The Company’s common stock are traded on the Nasdaq Capital Market under the symbol “LIXT”.

On August 23, 2024, the Company received written notification from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”). On October 3, 2024, the Company submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement. On October 21, 2024, the Staff provided written notification to the Company that it had granted an extension through February 18, 2025 to regain compliance with the Stockholders’ Equity Requirement. As of February 18, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on February 19, 2025, the Company received written notification from the Staff stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. The Company timely requested a hearing before the Nasdaq Hearings Panel (“Panel”), staying any suspension or delisting pending the Panel’s decision. Following an April 3, 2025 hearing, the Panel granted the Company a further extension through July 3, 2025 to regain compliance. On July 2, 2025, the Company closed a $5.05 million private placement and, on July 8, 2025, completed a $1.5 million registered direct offering (see Note 6). On July 15, 2025, Nasdaq notified the Company that it had regained compliance with the stockholders’ equity requirement.

The Company remains subject to a Panel Monitor under Nasdaq Listing Rule 5815(d)(4)(B) through July 15, 2026. During this period, any future deficiency in stockholders’ equity would require the Company to request a hearing before the Panel rather than submit a new compliance plan.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of Lixte Biotechnology Holdings, Inc., its wholly-owned subsidiary, Lixte Biotechnology, Inc., and its 80% owned subsidiary Liora. Liora was acquired on November 21, 2025. The accompanying consolidated financial statements include Liora’s assets, liabilities, income and expenses since acquisition. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and, if appropriate, adjusts them. Significant estimates include those related to assumptions used in the calculation of accruals for clinical trial costs and other potential liabilities, and valuing equity instruments issued for services.

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

Asset Acquisitions

The Company assesses whether an acquisition is a business combination or an asset acquisition. If substantially all of the gross assets acquired are concentrated in a single asset or group of similar assets, then the acquisition is accounted for as an asset acquisition, where the purchase consideration is allocated on a relative fair value basis to the assets acquired. An asset acquisition does not result in the recognition of goodwill and transaction costs are capitalized as part of the cost of the asset or group of assets acquired. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The acquisitions costs are allocated to the assets acquired on a relative fair value basis.

Digital Assets

The Company periodically holds certain digital assets, consisting of Bitcoin and Ethereum cryptocurrencies. Digital assets are initially recorded at cost and subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with FASB ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that it has determined is the principal market for Bitcoin and Ethereum (Level 1). Changes in fair value are included in unrealized gain (loss) on digital assets in other income (expense) in the Company’s consolidated statements of operations. Realized gains and losses on the sale of digital assets are included in other income (expense) in the Company’s consolidated statements of operations. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting. The Company’s digital assets are reasonably expected to be realized in cash or sold or consumed during the Company’s normal operating cycle and as such have been classified as current assets in the Company’s consolidated balance sheets.

Property and Equipment

The Company property and equipment consists of Liora’s Light machine. Property and equipment are recorded at cost. The Light machine requires recommissioning and updates and is not yet ready for its intended use. Accordingly, it is treated as an asset under construction, and depreciation will not begin until the asset is placed into service.

Long – Lived Assets

Long-lived assets, which include property, plant and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. In conducting its long-lived asset impairment analyses, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended December 31, 2025 and 2024.

Research and Development

Research and development costs are charged to expense as incurred. The costs of equipment that are acquired or constructed for research and development activities, and have alternative future uses, are classified as property and equipment and depreciated over their estimated useful lives. Research and development costs consist primarily of fees paid to consultants and contractors, and other expenses relating to the negotiation, design, development, conduct and management of clinical trials with respect to the Company’s clinical compound and product candidate. Research and development costs also include the costs to manufacture compounds used in research and clinical trials, which are charged to operations as incurred. The Company’s inventory of LB-100 for clinical use has been manufactured separately in the United States and in the European Union in accordance with the laws and regulations of such jurisdictions.

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

Obligations incurred with respect to mandatory scheduled payments under agreements with milestone provisions are recognized as charges to research and development costs in the Company’s consolidated statement of operations based on the achievement of such milestones, as specified in the respective agreement. Obligations incurred with respect to mandatory scheduled payments under agreements without milestone provisions are accounted for when due, are recognized ratably over the appropriate period, as specified in the respective agreement.

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

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $112,091 and $243,186 for the years ended December 31, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Leases

Under the guidance of ASC 842, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2025 and 2024. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2025 or 2024 and does not anticipate any material amount of unrecognized tax benefits through December 31, 2026.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. The Company had not recorded any liability for uncertain tax positions as of December 31, 2025 or 2024. Subsequent to December 31, 2025, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each reporting date. Effective November 28, 2025, the Company delisted its public warrants that traded under the symbol “LIXTW”. At December 31, 2025 and 2024, the Company did not have any liability-classified warrants.

Segment Information

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on internal financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates in a single reportable segment, which consists of the development of cancer treatments. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss (see Note 10).

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

Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares outstanding utilized for determining basic net loss per common share for the year ended December 31, 2025 includes all pre-funded warrants sold in the July 2, 2025, July 8, 2025, and December 22, 2025 equity financings, aggregating 3,610,883 pre-funded warrants, of which 545,521 pre-funded warrants were unexercised at December 31, 2025. Basic and diluted loss per common share was the same for all periods presented because all preferred shares, warrants (excluding pre-funded warrants) and stock options outstanding were anti-dilutive.

	December 31,
	2025	2024
Series A Convertible Preferred Stock	—	72,917
Series B Convertible Preferred Stock	2,423,130	—
Common stock warrants	8,512,614	808,365
Common stock options, including options issued in the form of warrants	1,158,059	613,232
Total	12,093,803	1,494,514

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

During the years ended December 31, 2025 and 2024, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.1306 and 1.0823 Euros per United States dollar, respectively. As of December 31, 2025 and 2024, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the years ended December 31, 2025 and 2024 are described below.

General and administrative costs for the years ended December 31, 2025 and 2024 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 2.9% and 8.6% of total general and administrative costs, respectively. General and administrative costs for the year ended December 31, 2025 include charges for management compensation, representing 18.5% of total general and administrative costs. December 31, 2024 includes charges from two vendors and consultants representing 15.0% and 13.1%, respectively, of total general and administrative costs. General and administrative costs for the years ended December 31, 2025 and 2024 include charges for the fair value of stock options granted to directors and corporate officers representing 20.9% and 14.7%, respectively, of total general and administrative costs.

Research and development costs for the year ended December 31, 2025 include charges from four vendors and consultants representing 25.6%, 22.0% and 21.4%, and 11.7%, respectively, of total research and development costs. Research and development costs for the year ended December 31, 2024 include charges from three vendors and consultants representing 39.2%, 29.0% and 15.4%, respectively, of total research and development costs.

Recent Accounting Pronouncements

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

3.	Acquisition of Liora Technologies Europe Ltd.

Background

A.D.A.M. S.A. (“ADAM”) was founded in 2007 by the European Council for Nuclear Research (“CERN”) to develop proton therapy particle accelerators for cancer treatment. Advanced Oncotherapy Plc (“AVO”), a public company in the United Kingdom, acquired ADAM in 2013. ADAM began development on the Linac Image-Guided Hadron Technology (“LiGHT”) machine in 2005, which provides a proton beam allowing the delivery of ultra-high dose rates to deep-seated tumors. After acquisition by AVO, development of the LiGHT machine continued through 2021. AVO was unable to raise sufficient capital to finish its business plan for the LiGHT machine and entered bankruptcy on May 30, 2024. Upon entering bankruptcy, AVO’s LiGHT machine was a physically complete prototype, but not clinically certified to be used on patient treatment. The LiGHT machine is located in a leased facility at the Daresbury Laboratory research park in the United Kingdom. Between May 2024 and November 2025, two trustees administrated the AVO bankrupt estate, and there was no activity related to the LiGHT machine other than being stored at Daresbury Laboratory. The Light machine is not currently operational.

Liora and Orbit Capital

Liora was formed October 7, 2025, by issuance of 1,000 shares of capital stock to Medgenesis, a Wyoming Corporation, owned by Sidney Braun (“Braun”) and Dr. Asher Schmulewitz. Contemporaneously, Orbit Capital Inc., a Cayman Islands corporation founded by Jason Butcher, entered into a loan agreement pursuant to which Orbit Capital loaned $1 million to Medgenesis. On November 6, 2025, Liora acquired all the assets, as defined, of AVO for total consideration of $5.8 million, of which $800,000 was paid upon closing and $5 million is deferred until two specific milestones are met: (i) $2.5 million of the deferred consideration is due when Liora obtains certification from US/UK regulator to use the LiGHT machine on patients, and (ii) $2.5 million of the deferred consideration is due when Liora’s revenue exceeds $30 million. The funds to purchase the assets from AVO were provided to Liora by the loan of $1 million from Orbit Capital to Medgenesis. On November 10, 2025 all 1,000 shares of Liora’s capital stock were sold to Orbit Capital by Medgenesis for $1 and the extinguishment of the $1 million loan. During 2025, Braun was a consultant to the Company, and became CEO of Liora on February 13, 2026.

Lixte acquisition of Liora

On November 21, 2025, the Company entered into a share exchange agreement to acquire Liora from Orbit Capital. The acquisition was executed through multiple agreements, including (i) an initial share exchange agreement dated November 21, 2025 (the “Original SEA”); (ii) a subsequent share exchange agreement dated December 30, 2025 (the “Post-Closing SEA”); and (iii) an amended and restated agreement dated March 6, 2026 (the “A&R Agreement”). The Post-Closing SEA finalized the structure such that Lixte owned 80% of Liora and Orbit Capital owned 20% of Liora. In addition there was a royalty agreement between the Company and Orbit dated November 21, 2025, that was terminated on December 16, 2025.

As of December 31, 2025, the Company owns 80% of Liora and consolidates Liora, with the remaining 20% ownership interest presented as noncontrolling interest.

A summary of the transaction agreements are as follows:

(i) Share Purchase Agreement dated November 21, 2025 (the “Original SEA”)

On November 21, 2025, the Company agreed to purchase 1,000 shares of Liora from Orbit Capital in exchange for 2,700 shares of Series C preferred stock, convertible into 2.7 million shares of common stock, 10.59 Bitcoin ($901,323), 300.7 Ethereum ($831,643), and $440,000 cash. In addition, Lixte assumed the deferred payment due to AVO of $5 million, and assumed a two-year lease at Daresbury Laboratory.

Royalty Agreement dated November 21, 2025, terminated December 16, 2025

Lixte agreed to a Royalty agreement to pay Orbit 10% of “net revenue” generated from the operation, use, licensing, or sale of the LiGHT machine. This royalty stream is capped at $45 million. On December 16, 2025, the royalty agreement was terminated.

(ii) Share Purchase Agreement dated December 30, 2025 (the “Post-Closing SEA”)

Management determined this was a post-closing restructuring of the equity consideration of the November 21 2025, transaction. Orbit Capital agreed to exchange the 2,700 shares of the Lixte’s Series C Convertible Preferred stock for 700,000 Shares of Lixte’s common shares plus 200 shares of Liora. The December 30, 2025 share exchange agreement finalized that Lixte retained 80% ownership of Liora and Orbit Capital Inc. retained 20% of Liora.

(iii) Amended and Restated Share Exchange Agreement dated March 6, 2026 (the “A&R Agreement”)

Management determined that, in substance, the Company, Liora and Orbit intended that the transactions occurring under the Original SEA and the Post-Closing SEA all be given effect as if they all occurred effective November 21, 2025. Accordingly, the Company and Orbit entered into the A&R Agreement to clarify and consolidate the transactions contemplated by the Original SEA and Post-Closing SEA and by such interim arrangements into a single integrated agreement reflecting the parties’ intent and agreed upon ownership structure. Management concluded that the Original SEA, Post-Closing SEA, and A&R Agreement represent a single integrated transaction that, in substance, resulted in the Company acquiring an 80% ownership interest in Liora effective November 21, 2025

Accounting for acquisition of Liora as an asset acquisition

The Company evaluated whether the acquisition met the definition of a business. Management determined that substantially all of the fair value of the assets acquired is concentrated in the LiGHT proton therapy system equipment, and that the acquisition of Liora did not include substantive processes or an organized workforce. Accordingly, the acquisition does not meet the definition of a business and is accounted for as an asset acquisition.

The following table summarizes the fair value of the purchase consideration and the fair value of tangible assets and assumed liabilities of Liora on the date of acquisition:

Total consideration transferred and implied fair value of acquired assets
Cash	$440,000
Digital assets (10.5925 Bitcoin BTC)	901,323
Digital assets (300.699 Ether ETH)	831,643
Common stock (700,000 shares of common stock at $4.31 per share)	3,017,000
Total consideration transferred for 80% interest	5,189,966
Noncontrolling interest (20%)	1,297,492
The implied total value of the acquired asset (100%)	6,487,458
Capitalized transaction costs	95,102
Total acquisition costs	$6,582,560

Liora’s identifiable assets acquired and liabilities assumed
LIGHT proton therapy system equipment	$6,582,560

The LiGHT system is presented as a consolidated asset. The 20% ownership retained by Orbit is presented as noncontrolling interest in equity. The LiGHT system is a tangible long-lived asset. The LIGHT system is currently not operational and requires recommissioning, upgrades, and regulatory clearance. Accordingly, the asset is classified as property and equipment and treated as an asset under construction until it is ready for its intended use.

Contingent consideration

Liora’s purchase of the LiGHT system from AVO included deferred milestone-based payments of $5 million, which Lixte assumed with the purchase of the LiGHT system. The deferred consideration is contingent upon specified future milestones. As of December 31, 2025, no amounts have been recognized related to these contingent payments. Accordingly, the deferred consideration should be evaluated under the applicable contingency guidance and recognized when the recognition threshold is met. Until that time, the deferred contingent amounts should be disclosed, as appropriate, but not recorded as part of the initial purchase price allocation.

Lease accounting

The LiGHT machine is located in a leased facility. After the acquisition of the LiGHT machine from AVO, Liora entered into a two year operating lease with the Daresbury Laboratory site on November 17, 2025. The Company assumed the lease obligations and is accounting for the lease under ASC 842, including recognition of a right-of-use asset and lease liability (see Note 4). Currently, the Company expects that the LiGHT machine will continue to be housed at this location on a long-term basis.

Business plan

The LiGHT machine represents a physically complete proton linear accelerator prototype that has demonstrated the capability to generate a proton beam at therapeutic energy levels. The machine reflects the culmination of prior design and engineering activities and does not require further fundamental research and development to establish proof of concept. The Company’s current strategy is to position the LiGHT machine as a functional prototype platform to support future replication, licensing, and commercialization. However, the LiGHT machine has been inactive for an extended period prior to acquisition and is not currently operational. Before the LiGHT machine can be placed into service, it must undergo a comprehensive recommissioning process, including:

●	safety assessment and certification prior to reactivation;
●	replacement and updating of control room hardware and software (including computers, monitors, and operating systems);
●	beamline integration, including alignment of accelerator components and synchronization of control systems;
●	completion of safety checks and system validation procedures; and
●	obtaining required regulatory clearances.

Management estimates that the recommissioning process will require approximately 24 months to complete and will involve incremental expenditures of approximately $2.0 million. The realization of economic benefit from the LiGHT machine is dependent upon the successful completion of recommissioning activities, achievement of regulatory approval, and ultimate commercialization of the technology. There can be no assurance that the LiGHT machine will become operational or generate revenues. As of December 31, 2025, based on management’s evaluation of relevant events and circumstances, there are no indicators of impairment related to the LiGHT machine.

4.	Leases

On November 21, 2025, the Company assumed as part of the Liora acquisition, a two-year lease agreement between United Kingdom Research and Innovation (the “UKRI Daresbury Lease”) as a lessor that is a UK government entity and Liora for the rental of the Daresbury Tower located on premises at UKRI Daresbury that houses the acquired machine. The lease was classified as an operating lease and has a quarterly base rent of GBP 147,596 or approximately $198,500. The lease commencement date was November 17, 2025 and has no renewal option. The Company recognized a right-of-use asset and corresponding lease liability of $1,043,437 for the UKRI Daresbury Lease.

The following tables presents net lease costs and other supplemental lease information:

Year Ended
December 31, 2025

Operating lease cost	$61,695
Operating lease – operating cash flows (fixed payments)	$-
Operating lease – operating cash flows (liability reduction)	$-
Non- Current assets – right of use assets	$972,682
Current liabilities – operating lease liabilities	$595,418
Non-current liabilities – operating lease liabilities	$438,959
Remaining lease term (in years)	1.88
Implicit rate used for lease calculation	9.00

Future minimum payments under the leases at December 31, 2025 are listed in the table below (in thousands):

Fiscal Year	Operating Leases
2026	$595,418
2027	564,884
Total future minimum lease payments	$1,160,302
Less: Imputed Interest	(125,925)
Present value of net future minimum lease payments	$1,034,377

5.	Digital assets

As of December 31, 2025, the Company has sold all digital assets that were initially purchased during August 2025. The Company did not have any digital assets at December 31, 2024. The following table represents the activity for digital assets during the year 2025:

	Units	Fair Value at 12/31/24	Cost of Additions	Fair value of digital assets transferred for the acquisition of Liora	Realized Loss	Fair Value at 12/31/25
Etherum (ETH)	300.699	$-	$1,431,820	$(831,643)	$(600,177)	$-
Bitcoin (BTC)	10.5925	-	1,205,540	(901,323)	(304,217)	-
		$-	$2,637,360	$(1,732,966)	$(904,394)	$-

The Company’s digital asset holdings in Bitcoin and Ethereum were transferred to Orbit for the acquisition of Liora in November 2025.

6.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.0001 per share. On March 17, 2015, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company designated a total of 350,000 shares as Series A Convertible Preferred Stock, which are non-voting.

Each share of Series A Convertible Preferred Stock was convertible into 0.20833 shares of common stock (subject to customary anti-dilution provisions), had a liquidation preference based on its assumed conversion into shares of common stock, did not have any cash liquidation preference rights or any registration rights. The 350,000 outstanding shares of Series A Convertible Preferred Stock were converted into a total of 72,917 shares of common stock pursuant to a notice of conversion dated May 16, 2025. As of December 31, 2025 and 2024, the Company had 10,000,000 and 9,650,000 shares of undesignated preferred stock, respectively, which may be issued with such rights and powers as the Board of Directors may designate.

On October 21, 2025, the Company filed a Certificate of Elimination of Certificate of Designations of Series A Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation to eliminate the 350,000 shares of Preferred Stock associated with the Series A Convertible Preferred Stock classification.

On July 1, 2025, the Company filed a Certificate of Designations, Preferences, Rights and Limitations of its Series B Convertible Preferred Stock with the Delaware Secretary of State to amend the Company’s certificate of incorporation. The Company has designated a total of 3,573,130 shares as Series B Convertible Preferred Stock with a stated value of $0.7146 per share. Each Preferred Share was convertible into one share of Common Stock, plus an additional adjustment for an 8% per annum cumulative dividend payable at conversion into shares of Common Stock valued at the conversion rate of $0.7146. The Preferred Shares are non-voting, except that certain actions of the Company may not be taken except upon approval of holders who own a majority in stated value of the Preferred Shares. The Preferred Shares bear an 8% per annum cumulative dividend non-compounding and payable at conversion either in cash or, at the holder’s election, in shares of Common Stock valued at the then effective conversion rate. The holders of the Preferred Shares have the right to designate two members to the Company’s Board of Directors. During the period October 1, 2025 through December 31, 2025, 1,150,000 shares of Series B Preferred were converted into 1,190,309 shares of common stock.

As of December 31, 2025 and December 31, 2024, the Company had 7,576,870 shares and 9,650,000 shares, respectively, of undesignated preferred stock, which may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2025 and 2024, the Company had 8,790,102 and 2,249,290 shares of common stock issued and outstanding, respectively.

February 13, 2025 registered direct offering

Effective February 13, 2025, the Company closed a registered direct offering with certain investors which resulted in gross proceeds of $1,050,003. After deducting placement agent fees and direct offering expenses of $135,775, the Company received net proceeds of $914,228. The Company sold and issued 434,784 shares of common stock at $2.415 per share. In a concurrent private placement, the Company also issued warrants to purchase 434,784 shares of common stock at an exercise price of $2.29 per share, exercisable immediately and expire five years from the date of issuance. The Company also granted the placement agent warrants to purchase 32,609 shares of common stock at $3.0188 per share, expiring February 11, 2030.

During 2025, 20,000 warrants were exercised, resulting in the receipt of $45,801 and issuance of 20,000 share of common stock.

All warrants issued in the February 2025 equity offering include customary anti-dilution adjustments and a “fundamental transaction” provision. If a qualifying fundamental transaction within the Company’s control is consummated, holders may elect cash settlement equal to the Black-Scholes value. For fundamental transactions outside the Company’s control, holders are entitled to receive the same consideration as common shareholders. The warrants are classified in permanent equity. Any future cash settlements will be accounted for as equity distributions upon occurrence of the related fundamental transaction.

July 2, 2025 private placement

On July 18, 2025, the Company closed a private placement offering with certain investors which resulted in gross proceeds of $5,050,000. After deducting placement agent fees and direct offering expenses of $871,838, the Company received net proceeds of $4,178,162. The Company sold and issued 3,573,130 shares of the Company’s Series B Convertible Preferred Stock; 59,552 shares of the Company’s common stock; warrants to purchase 6,355,214 shares of common stock; and pre-funded warrants to purchase 2,322,532 shares of common stock. The offering was priced at-the-market under Nasdaq rules at $0.8396 per common stock unit, with each unit consisting of one share of common stock at a price of $0.7146 and one common stock warrant at a price of $0.125 to acquire one share of common stock at an exercise price of $1.00 per share.

During 2025, 2,302,011 pre-funded warrants exercisable at $0.00001 per share were exercised, resulting in the issuance of 2,302,011 shares of common stock. As of October 31, 2025, 20,521 pre-funded warrants remained unexercised.

The 6,355,214 warrants issued in the offering include customary anti-dilution adjustments and a “fundamental transaction” provision. If a qualifying fundamental transaction within the Company’s control is consummated, holders may elect cash settlement equal to the Black-Scholes value. For fundamental transactions outside the Company’s control, holders are entitled to receive the same consideration as common shareholders. Accordingly, in the event of a change in control of the Company or a sale or transfer of all or substantially all of the Company’s assets, as defined, this fundamental transaction provision would entitle the warrant holders to substantial cash consideration, thus reducing the amounts to be retained by the Company or potentially distributable to the Company’s stockholders.

The Company engaged Spartan Capital Securities, LLC (“Spartan”) to act as the placement agent, and paid Spartan a cash fee equal to 8.0% of the aggregate gross proceeds raised, a non-accountable expense allowance of 1.0% of the aggregate gross proceeds, plus $125,000 to reimburse Spartan’s expenses. The Company also issued Spartan placement agent warrants to purchase up to 315,626 shares of common stock, with an exercise price of 125% of the offering price. On July 15, 2025, the placement agent’s warrants were exercised on a cashless basis into 221,690 shares of the Company’s common stock

July 8, 2025 equity offering

On July 8, 2025, the Company closed a registered direct offering with certain investors which resulted in gross proceeds of $1,500,000. After deducting placement agent fees and direct offering expenses of $169,188, the Company received net proceeds of $1,330,812. The Company sold and issued 210,675 shares of common stock, and pre-funded warrants to purchase 763,351 shares of common stock, at an offering price of $1.54 per share. During the period from July 8, 2025 through August 18, 2025, all 763,351 pre-funded warrants exercisable at $0.00001 per share that were sold were exercised, resulting in the issuance of 763,351 shares of common stock.

The Company engaged Spartan Capital Securities, LLC (“Spartan”) to act as the placement agent, and paid Spartan a cash fee equal to 8.0% of the aggregate gross proceeds raised, plus $40,000 to reimburse Spartan’s expenses.

December 22, 2025 equity offering

On December 23, 2025, the Company closed a registered direct offering with certain investors which resulted in gross proceeds of $4,299,997. After deducting placement agent fees and direct offering expenses of $458,000, the Company received net proceeds of $3,841,997. The Company sold and issued 526,342 shares of the Company’s common stock, warrants to purchase 1,051,342 shares of common stock at an offering price of $3.96 per share, and pre-funded warrants to purchase 525,000 shares of common stock at an offering price of $4.09 per share (or $4.08999 per pre-funded warrant).

The Company engaged Spartan to act as the placement agent, and paid Spartan a cash fee equal to 6.0% of the aggregate gross proceeds raised, plus $85,000 to reimburse Spartan’s expenses.

Shares Issued for Services

In connection with the Market Awareness Agreement with MicroCap Advisory, LLC entered into during August 2025 and terminated in September 2025, the Company issued 9,181 shares of its common stock, valued at $44,711, as settlement of the original 48,000 common share obligation.

Common Stock Warrants

A summary of common stock warrant activity, including warrants to purchase common stock that were issued in conjunction with the Company’s private placement and public offerings, during the years ended December 31, 2025 and 2024 is presented below.

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Number of Shares	Exercise Price	Life (in Years)

Warrants outstanding at December 31, 2023	803,365	$16.407
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2024	808,365	$16.407
Issued	8,189,875	1.46
Exercised	(335,926)	1.31
Expired	(149,700)	—
Warrants outstanding at December 31, 2025	8,512,614	$1.914	3.77

Warrants exercisable at December 31, 2024	808,365	$16.407
Warrants exercisable at December 31, 2025	8,512,614	$1.914	3.77

At December 31, 2025, the outstanding warrants are exercisable at the following prices per common share:

Exercise Price	Warrants Outstanding (Shares)
$1.000	6,355,214
$2.290	414,784
$3.019	32,609
$3.950	1,051,342
$6.000	583,334
$6.600	35,000
$20.000	29,000
$37.000	11,331
8,512,614

During the periods presented, the Company issued pre-funded warrants, each of which is exercisable immediately upon issuance at a de minimis exercise price of $0.00001 per share. Because the holders have already paid substantially all of the purchase price at issuance and the remaining exercise price is nominal, the pre-funded warrants are economically equivalent to outstanding common shares. The pre-funded warrants meet the criteria for equity classification. The warrants are indexed to the Company’s own stock, require physical settlement in shares, and do not include features that could require cash settlement.

Due to their economic characteristics, pre-funded warrants function as share-like instruments, rather than traditional warrants with a substantive exercise price or term. Therefore, including them together with standard warrants in the warrant rollforward would significantly distort both the weighted-average exercise price and the weighted-average remaining contractual life, rendering those disclosures not meaningful. As a result, the Company presents pre-funded warrants separately from standard common stock warrants in the tables below. The pre-funded warrants are excluded from weighted-average exercise price and remaining life due to their de-minimis strike price and share-like characteristics.

The following table presents a summary of activities related to pre-funded warrants.

Number of Pre-funded Warrants
Outstanding at December 31, 2024	-
Issued	3,610,883
Exercised	(3,065,362)
Outstanding at December 31, 2025	545,521

The following table presents a summary of total number of common stock warrants and pre-funded warrants.

Warrant Type	12/31/2025
Common stock warrants	8,512,614
Pre-funded warrants	545,521
Total warrants outstanding	9,058,135

7.	Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors and affiliates.

Employment Agreements with Officers

Effective June 16, 2025, the Company entered into an employment agreement with Geordan Pursglove pursuant to which Mr. Pursglove was appointed as the Company’s Chief Executive Officer and Chairman of the Board of Directors for a term of three years, subject to automatic termination if the Company did not complete a successful financing that would enable it to maintain its listing on the Nasdaq Capital Market by July 3, 2025, which was accomplished on July 2, 2025. Under the employment agreement, Mr. Pursglove will receive an annual salary of $240,000, which was increased to $360,000 effective as of January 1, 2026. During the year ended December 31, 2025, the Company paid $130,000 to Mr. Pursglove. Effective September 1, 2025, the Company appointed Geordan Pursglove as the Company’s President as the result of the resignation of Bastiaan (“Bas”) van der Baan (see below).

Effective September 1, 2025, the Company entered into an employment agreement with Peter Stazzone to act as the Company’s Chief Financial Officer, for a term of one year, with an annual salary of $150,000. During the year ended December 31, 2025, the Company paid $50,000 to Mr. Stazzone.

In 2023, the Company entered into an employment agreement with Bas van der Baan to act as the Company’s President, Chief Executive Officer. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors. Effective June 16, 2025, the employment agreement was amended to provide that Mr. van der Baan will serve as President and Chief Scientific Officer of the Company. Effective September 1, 2025, Mr. van der Bann resigned as President, but remained as the Company’s Chief Scientific Officer. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods. During the years ended December 31, 2025 and 2024, the Company paid $174,000 and $153,495, respectively, to Mr. van der Baan.

Former officers

In 2020, the Company entered into an employment agreement with Robert N. Weingarten to act as the Company’s Vice President and Chief Financial Officer. Mr. Weingarten resigned from the Company on September 1, 2025. During the years ended December 31, 2025 and 2024, the Company paid $116,667 and $175,000, respectively, to Mr. Weingarten.

In 2020, the Company entered into an employment agreement with Dr. James S. Miser, M.D., to act as the Company’s Chief Medical Officer. On May 29, 2024, the Company elected not to renew its employment agreement with Dr. Miser. During the year ended December 31, 2024, the Company paid $102,083 to Dr. Miser.

In 2020, the Company entered into an employment agreement with Eric J. Forman, to act as the Company’s Chief Administrative Officer. The employment agreement with Mr. Forman terminated upon his resignation as an officer of the Company effective December 31, 2024. During the year ended December 31, 2024, the Company paid $200,000 to Mr. Forman.

In 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D. the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The Company pays Dr. Schellens an annual compensation of 104,000 Euros (approximately $108,000 as of December 31, 2025). Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens. During the years ended December 31, 2025 and December 31, 2024, the Company paid $67,494 and $56,226 to Dr. Schellens, respectively.

In 2022, René Bernards was appointed to the Company’s Board of Directors as an independent director. and would receive annual compensation for his services on the Board only in the form of cash, in lieu of the annual June 30 grant of stock options as provided to the Company’s other non-officer directors. During the years ended December 31, 2025 and 2024, the Company recorded charges of $0 and $10,000, respectively, with respect to his annual cash board compensation. On September 1, 2025 the board accepted his resignation.

Compensatory Arrangements for Members of the Board of Directors

Effective April 9, 2021, the Board of Directors approved a comprehensive cash and equity compensation program for the non-officer directors for their services on the Board of Directors (the “Board Plan”), which was amended effective May 25, 2022 and July 9, 2024.

Cash compensation for directors, payable quarterly, is as follows: Base director compensation - $20,000 per year, Chairman of audit committee – additional $10,000 per year, Chairman of any other committees – additional $5,000 per year, Member of audit committee – additional $5,000 per year, Member of any other committees – additional $2,500 per year.

Total cash compensation paid to non-officer directors was $27,500 and $38,819, respectively, for the years ended December 31, 2025 and 2024. Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 8.

A summary of related party costs, including compensation under employment and consulting agreements and fees paid to non-officer directors for their services on the Board of Directors, for the years ended December 31, 2025 and 2024, is presented below.

	Years Ended December 31,
	2025	2024
Related party costs:
Cash-based	$817,325	$753,124
Stock-based	1,388,322	418,422
Total	$2,205,647	$1,171,546

8.	Stock-Based Compensation

On July 14, 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) that provides for the granting of equity-based awards, consisting of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to employees, officers, directors and consultants of the Company and its affiliates. As of December 31, 2024, the 2020 Plan allowed for a total of 750,000 issuable common shares. On December 8, 2025, the stockholders of the Company approved an amendment to the 2020 Plan to increase the number of common shares issuable thereunder by 2,750,000 shares, to a total of 3,500,000 issuable common shares.

Stock Options Issued, Vested and Cancelled

The Company periodically issues stock options as incentive compensation to directors and as compensation for the services of employees, contractors, and consultants of the Company.

As of December 31, 2025, unexpired stock options for 729,309 shares were issued and outstanding under the 2020 Plan and 2,770,691 shares were available for issuance under the 2020 Plan.

During the year ended December 31, 2025, the Company granted stock options to directors and officers to purchase an aggregate of 631,414 shares of common stock. The stock options are exercisable at $0.90 per share to $4.45 per share, expire in five years, vest either immediately or over periods up to two years, with a fair value of approximately $1,150,000 on the date of grant which will be amortized over the vesting period.

The total fair value of options that vested during years ended December 31, 2025 and 2024, was approximately $1,388,000 and $418,000.

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

For stock options requiring an assessment of value during the year ended December 31, 2025, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.58% to 3.82%
Expected dividend yield	0%
Expected volatility	129% to 139%
Expected life	2.5 to 3.5 years

For stock options requiring an assessment of value during the year ended December 31, 2024, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.55% to 4.29%
Expected dividend yield	0%
Expected volatility	126%
Expected life	2.5 to 3.5 years

A summary of stock-based compensation costs for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024

Related parties	$1,388,322	$418,422
Non-related parties	—	—
Total stock-based compensation costs	$1,388,322	$418,422

A summary of stock option activity, including options issued in the form of warrants, during the years ended December 31, 2025 and 2024 is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Number of Shares	Exercise Price	(in Years)

Stock options outstanding at December 31, 2023	552,083	$15.330
Granted	92,815	2.259
Exercised	—	—
Expired	(31,666)	35,368
Stock options outstanding at December 31, 2024	613,232	12.317
Granted	631,494	2.7673
Exercised	—	—
Expired	(86,667)	40.071
Stock options outstanding at December 31, 2025	1,158,059	$5.033	3.34

Stock options exercisable at December 31, 2024	409,897	$17,100
Stock options exercisable at December 31, 2025	1,059,311	$5.2016	3.23

As of December 31, 2025, 1,059,311 stock options were vested and exercisable. Total deferred compensation expense for the outstanding value of unvested stock options was approximately $230,000 at December 31, 2025, which will be recognized subsequent to December 31, 2025 over a weighted-average period of approximately 9 months.

At December 31, 2025, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$0.905	72,648	50,148
$1.210	32,181	32,181
$1.870	21,217	21,217
$1.950	250,000	250,000
$2.330	16,665	16,665
$2.370	51,598	44,100
$2.390	5,000	5,000
$2.830	350,000	350,000
$3.590	50,000	31,250
$4.050	50,000	25,000
$4.450	50,000	25,000
$5.025	8,750	8,750
$5.880	40,000	40,000
$7.400	55,000	55,000
$20.000	20,000	20,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	10,000	10,000
	1,158,059	1,059,311

Based on the closing fair market value of $3.93 per share on December 31, 2025, the intrinsic value attributed to exercisable but unexercised common stock options was approximately $1,276,719 at December 31, 2025.

Outstanding stock options to acquire 98,749 shares of the Company’s common stock had not vested at December 31, 2025.

Upon the exercise of such stock options, the Company expects to satisfy the related stock obligations through the issuance of authorized but unissued shares of common stock.

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Research credits	$733,000	$652,000
Capitalized research and development	720,000	900,000
Stock-based compensation	1,940,000	1,550,000
Net operating loss carryforwards	10,668,000	9,515,000
Other	37,000
Total deferred tax assets	14,098,000	12,617,000
Valuation allowance	(14,098,000)	(12,617,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2025 and 2024, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

The Company’s effective tax rate for the periods ended 12/31/2025 and 12/31/2024 were 0.0% for each period respectively. For the period ended 12/31/2025, the primary drivers of the variance from the statutory rate were primarily due to the full valuation allowance against deferred tax assets, and other permanent differences. For the period ended 12/31/2024, the primary drivers of the variance from the statutory rate were mainly due to the establishment of a full valuation allowance against deferred tax assets, state income tax effects, and other permanent differences. Due to the Company’s pre-tax loss position and valuation allowance, no income tax expense or benefit was recorded for the period.

The following is a reconciliation from the Company’s statuary rate to the effective tax rate reported in the financial statements:

	Years Ended December 31,
	2025		2024
U. S. federal statutory tax rate	$(1,276,505)	21.0%	$(753,053)	21.0%
Effects of:
State and local income taxes, net of federal benefit of state	1,264	(0.1)%	-	-%
Prior year true ups	(19,668)	0.3%	(40,668)	1.13%
Tax credits	(40,275)	3.2%	-	0.00%
Non-Deductible or Non-Taxable Items	379	0.0%	137,387	(3.83)%
Change in valuation allowance	1,336,405	(24.4)%	656,334	(18.3)%
Effective tax rate	$1,600	-%	-	-%

For the period ended 12/31/2025, the Company had federal and states net operating loss carryforwards of approximately $34.8M and $36.8M respectively. Of the federal amount, $14.0 have a limited carryforward period and will begin to expire in 2029 the remaining $20.8M will have an indefinite carryforward period. Of the state post-apportioned amount, $14.1M have a limited carryforward period and will begin to expire in 2038; the remaining $22.7 will have an indefinite carryforward period.

The Company has $732,880 of Federal, R&D tax credit carryforwards as of December 31, 2025.

In accordance with Section 382 and Section 383, utilization of the NOL and tax credit carryforwards may be subject to limitations based on prior or future ownership changes.

Additionally, after weighing up all available positive and negative evidence for the period ending 12/31/2025, the Company has recorded a full valuation allowance.

On July 4th, 2025, the President of the United States of America signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company has not recognized any significant impact from the change in the tax law.

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

10.	Segment Information

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

	Years Ended December 31,
	2025	2024

Cash based compensation	751,860	753,124
Stock-based compensation	1,388,322	418,422
Patent and licensing legal and filing fees and costs	112,091	243,186
Other consulting and professional fees	1,431,118	735,021
Insurance expense	257,478	434,444
Other costs and expenses, net	911,833	262,360
Total general and administrative costs	$4,852,702	$2,846,557

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM and included in research and development costs.

	Years Ended December 31,
	2025	2024

Clinical and related oversight costs	$57,193	$377,958
Preclinical research focused on development of additional novel anti-cancer compounds	188,675	329,438
Regulatory service costs	9,051	18,836
Total research and development costs	$254,919	$726,232

The following table presents a summary of research and development costs for the years ended December 31, 2025 and 2024 based on the respective geographical regions where such costs were incurred.

	Years Ended December 31,
	2025	2024

United States	$193,679	$462,566
Spain	61,240	51,022
China	-	2,282
Netherlands	-	210,362
Total	$254,919	$726,232

The following table presents the Company’s total assets by segment at December 31, 2025 and 2024.

	December 31,
	2025	2024
Research and development assets	$10,000	$39,298
Corporate assets	12,723,621	1,106,205
Total assets	$12,733,621	$1,145,503

11.	Commitments and Contingencies

Legal Claims

On November 19, 2025, the Company received a written demand from FX Group Inc. and certain related parties (“FX”), asserting that FX was entitled to consulting fees in connection with capital offerings completed by the Company during June and July 2025. The Company denied the allegations, and negotiations continued after year-end. On January 22, 2026, the Company entered into a settlement agreement, under which the Company agreed to pay a one-time settlement amount of $100,000 to FX in exchange for mutual releases of all claims. As of December 31, 2025, management recorded an accrual of $100,000 for the settlement expense.

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2025 and 2024, the Company was not subject to any other threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At December 31, 2025, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $496,000, including clinical trial agreements of $293,000 and clinical trial monitoring agreements of $203,000, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing contractual clinical trials described below as of December 31, 2025:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment
LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2027	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	December 2027	NCT06012734	(1)

LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Recruitment completed September 2024	9 to 18	Determine MTD and RP2D	Fourteen patients entered	March 2026	NCT05809830	$293,000

Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	TBD	NCT05809830	(1)

LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	42	Determine the OS of patients with recurrent ovarian clear cell carcinoma	Twenty one patients entered	December 2027	NCT06065462	(1)

Total									$293,000

(1)	The Company has no financial contractual commitment associated with this clinical trial at December 31, 2025.

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

After evaluating patient accrual through June 30, 2024, the Company and City of Hope agreed to close the clinical trial. Pursuant to the terms of the Agreement, the Company provided notice to City of Hope of the Company’s intent to terminate the Agreement effective as of July 8, 2024. Upon closure, the Company incurred a prorated charge of $207,004 for the cost of patients enrolled to date, which is included in accounts payable and accrued expenses at December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, the Company incurred costs of $0 and $285,019, respectively, pursuant to this Agreement. As of December 31, 2025, total costs of $732,532 had been incurred pursuant to this Agreement.

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

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the years ended December 31, 2025 and 2024, the Company incurred costs of $0 and $268,829, respectively, pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $293,000 for the Phase 1b portion of this clinical trial as of March 31, 2026, which is scheduled to be incurred through December 31, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the year ended December 31, 2025 and 2024, the Company incurred costs of $21,706 and $26,763, respectively, pursuant to this letter of intent and subsequent work order. As of December 31, 2025, total costs of $46,598 have been incurred pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $48,000 as of December 31, 2024, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a \work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the years December 31, 2025 and 2024, the Company incurred costs of $0 and $10,642, respectively, pursuant to this work order. As of December 31, 2025, total costs of $89,323 had been incurred pursuant to this work order agreement. As a result of the closure of the Agreement with City of Hope effective July 8, 2024, the work order was terminated on July 8, 2024.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma. The study oversight is expected to be completed by December 31, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the years ended December 31, 2025 and 2024, the Company incurred costs of $18,137 and $34,593, respectively, pursuant to this work order.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $86,000 as of December 31, 2025, which is expected to be incurred through December 31, 2027.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight is expected to be completed by May 31, 2027.

Costs under this work order agreement are estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During the year ended December 31, 2025 and 2024, the Company incurred costs of $0 and $20,191 pursuant to this work order. As of December 31, 2025, total costs of $20,191 have been incurred pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $118,000 as of December 31, 2025, which is expected to be incurred through May 31, 2027.

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

The Company paid NIH a non-creditable, non-refundable license issue royalty of $50,000. The first minimum annual royalty of $25,643 was prorated from the effective date of the License Agreement to the next subsequent January 1. Thereafter, the minimum annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. The second minimum annual royalty for 2025 of $30,000, was paid in December 2024.

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

During the years ended December 31, 2025 and 2024, the Company incurred costs of $30,000 and $75,643 in connection with its obligations under the License Agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,765,000 as of December 31, 2025, which is expected to be incurred over approximately the next nineteen years.

Other Significant Agreements and Contracts

NDA Consulting Corp. On December 24, 2013, the Company entered into a consulting agreement with NDA Consulting Corp. for consultation and advice in the field of oncology research and drug development. As part of the consulting agreement, NDA also agreed to have its president, Dr. Daniel D. Von Hoff, M.D., serve on the Company’s Scientific Advisory Committee during the term of such consulting agreement. The term of the consulting agreement was for one year and provided for a quarterly cash fee of $4,000. The consulting agreement had been automatically renewed for additional one-year terms on its anniversary date, most recently on December 24, 2023, but was subsequently terminated by mutual agreement effective September 30, 2024. Consulting and advisory fees charged to operations pursuant to this consulting agreement were $0 and $12,000 for the years ended December 31, 2025 and 2024, respectively.

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

BioPharmaWorks was founded in 2015 by former Pfizer scientists with extensive multi-disciplinary research and development and drug development experience. The Collaboration Agreement was for an initial term of two years and automatically renews for subsequent annual periods unless terminated by a party prior to the expiration of the applicable period. In connection with the Collaboration Agreement, the Company agreed to pay BioPharmaWorks a monthly fee of $10,000. Effective March 1, 2024, the compensation payable under the Collaboration Agreement was converted to an hourly rate structure.

The Company recorded charges to operations pursuant to this Collaboration Agreement of $59,600 and $39,200 during the years ended December 31, 2025 and 2024, respectively, which were included in research and development costs in the consolidated statements of operations.

Netherlands Cancer Institute. On October 8, 2021, the Company entered into a Development Collaboration Agreement with the Netherlands Cancer Institute, Amsterdam (“NKI”) (see Note 7), one of the world’s leading comprehensive cancer centers, and Oncode Institute, Utrecht, a major independent cancer research center, for a term of three years. The Development Collaboration Agreement was subsequently modified by Amendment No. 1 thereto.

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

During the years ended December 31, 2025 and 2024, the Company incurred charges in the amount of $0 and $210,362, respectively, with respect to this agreement, which amounts are included in research and development costs in the Company’s consolidated statements of operations. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $118,000 as of December 31, 2025, which is expected to be incurred through October 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the years ended December 31, 2025 and 2024, the Company incurred costs of $750 and $23,308, respectively, pursuant to this contract.

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

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information becomes available.

12.	Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than as described below or elsewhere in the notes to the consolidated financial statements, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

Issuance of Common Stock

On January 6, 2026, the Company entered into a consulting agreement with Pillow Hog Ventures, Inc (“PHVC”) for marketing and strategic consulting services. The agreement is for a term of six months ending June 30, 2026. The agreement provides for the payment to PHVC of 30,000 shares of the Company’s common stock.

Exercise of Preferred Series B Stock

On January 29, 2026, Preferred Series B shareholders converted 112,650 shares into 117,862 shares of the Company’s common stock. On February 17, 2026, an additional 2,319,480 shares of Preferred Series B were converted into 2,426,959 shares of the Company’s common stock, Each Preferred Share was convertible into one share of Common Stock, plus an additional adjustment for an 8% per annum cumulative dividend payable at conversion into shares of Common Stock valued at the conversion rate of $0.7146. As of March 10, 2026, the outstanding balance of Preferred Series B stock was zero.

Exercise of Pre-Funded Warrants

On January 6, 2026, a warrant holder from the July 2, 2025 private placement exercised 20,521 pre-funded warrants exercisable at $0.00001 per share resulting in the issuance of into 20,521 shares of the Company’s common stock. As of March 10, 2026, zero pre-funded warrants remain unexercised from the July 2, 2025 private placement.

On February 6, 2026, a warrant holder from the December 22, 2025 private placement exercised 262,500 pre-funded warrants exercisable at $0.00001 per share resulting in the issuance of into 262,500 shares of the Company’s common stock. As of March 31, 2026, 262,500 pre-funded warrants remain unexercised from the December 22, 2025 private placement.

Other Significant Agreements and Contracts

On January 21, 2026, the Company received the final report of the first phase of the Collaboration Agreement between the Company and GEIS that triggered the final milestone payment of Euro 249,141.95, approximately $334,859 USD. This completed all financial obligations of the company of this Collaboration Agreement effective March 11, 2025. The Company entered into Amendment No. 1 to the Collaboration Agreement between the Company and GEIS, which relieved the Company of the financial obligation to support the randomized Phase 2 portion of the clinical trial contemplated in the Collaboration Agreement of approximately $3,095,000.

On February 12, 2026, Liora Technologies Europe Ltd, a subsidiary of the Company, and Sidney Braun (“the Parties”), entered into an Allocation Deed Agreement. Pursuant to the terms of the Deed, if there is a Sale of the shares or business of Liora, Mr. Braun shall be paid an amount equal to twenty percent (20%) of the net purchase price paid for Liora.

On February 13, 2026, the Parties entered into a Consultancy Agreement. Pursuant to the Consultancy Agreement, Mr. Braun will be appointed to the board of directors of Liora and as Liora’s Chief Executive Officer. The Consultant will be paid a signing bonus of GBP 50,000 exclusive of VAT, or approximately 67,121 USD, and a monthly retainer of GBP 25,000 exclusive of VAT, or approximately 33,561 USD. The Consultancy Agreement shall continue on a month-to-month basis.

On February 18, 2026, the Company paid in full the contractual clinical trials amount of $293,000.

On March 6, 2026, the Company, Liora Technologies Europe Ltd, a subsidiary of the Company and Orbit Capital Inc., (the “Parties”) entered into an Amended and Restated Share Exchange Agreement with an effective date of November 21, 2025 (the “A&R Agreement”). The A&R Agreement amends and restates certain terms of the Share Exchange Agreement entered into among the Company, Liora and Orbit Capital on November 21, 2025 (the “Original SEA”).

On March 18, 2026, the Company, and Geordan Pursglove, the Company’s Chief Executive Officer, entered into an Amendment to the Employment Agreement. The original employment agreement between the Company and Mr. Pursglove was entered in on June 16, 2025. Pursuant to the Amendment, Mr. Pursglove’s annual base salary was increased from $240,000 to $360,000 effective as of January 1, 2026.

