Form 10-Q
period 2026-03-31
LIXTE BIOTECHNOLOGY HOLDINGS, INC.
filed 2026-05-14
CIK 1335105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 12, 2026, the Company had 12,382,944 shares of common stock issued and outstanding.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$3,250,650	$5,106,872
Prepaid insurance	56,031	26,682
Other prepaid expenses	101,069	44,825
Total current assets	3,407,750	5,178,379
LiGHT proton therapy system equipment	6,607,419	6,582,560
Operating lease right-of-use assets	850,129	972,682
Total assets	$10,865,298	$12,733,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $37,390 and $125,959 to related parties at March 31, 2026 and December 31, 2025, respectively	$391,081	$436,482
Research and development contract liabilities	238,435	232,138
Operating lease obligations, current	595,418	595,418
Series B Convertible Preferred Stock 8% cumulative dividend payable	-	69,073
Total current liabilities	1,224,934	1,333,111
Operating lease obligations, long-term	461,772	438,959
Total liabilities	1,686,706	1,772,070

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, $10.00 per share stated value – no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Series B Convertible Preferred Stock, $0.7146 per share stated value – no shares issued and outstanding at March 31, 2026, and 2,423,130 shares issued and outstanding at December 31, 2025	-	1,731,569
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,632,944 and 8,790,102 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,162	879
Additional paid-in capital	67,944,759	66,008,824
Accumulated deficit	(60,000,889)	(58,077,213)
Total Lixte Biotechnology stockholders’ equity	7,945,032	9,664,059

Non-controlling interest	1,233,560	1,297,492
Total stockholders’ equity	9,178,592	10,961,551

Total liabilities and stockholders’ equity	$10,865,298	$12,733,621

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues, net	$-	$-

Costs and expenses:
General and administrative costs	1,654,031	615,483
Research and development costs	333,376	91,457
Total costs and expenses	1,987,407	706,940

Loss from operations	(1,987,407)	(706,940)

Other income (expenses):
Interest Income	3,370	441
Interest Expense	(3,096)	(3,135)
Foreign currency gain (loss)	(475)	79
Other income
Net loss	$(1,987,608)	$(709,555)
Series B Convertible Preferred Stock 8% cumulative dividend	(17,882)	-
Non-controlling interest	$63,932	$-
Net loss attributable to common stockholders	$(1,941,558)	$(709,555)

Net loss per common share – basic and diluted	$(0.18)	$(0.29)

Weighted average common shares outstanding – basic and diluted	10,889,003	2,471,513

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Equity
Balance, December 31, 2025	-	$-	2,423,130	$1,731,569	8,790,102	$879	$66,008,824	$(58,077,213)	$1,297,492	$10,961,551
Exercise of pre-funded warrants					283,021	28	(28)			-
Fair value of shares issued for services					15,000	1	53,399			53,400
Series B Convertible Preferred Stock 8% cumulative dividend							(17,882)			(17,882)
Conversion of Series B Convertible Preferred Stock and related dividend			(2,423,130)	(1,731,569)	2,544,821	254	1,818,270			86,955
Stock-based compensation							82,176			82,176
Net loss								(1,923,676)	(63,932)	(1,987,608)
Balance, March 31, 2026	-	$-	-	$-	11,632,944	$1,162	$67,944,759	$(60,000,889)	$1,233,560	$9,178,592

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Equity
Balance, December 31, 2024	350,000	$3,500,000	-	$-	2,249,290	$225	$49,394,687	$(52,067,693)	$-	$827,219
Proceeds from sale of securities registered direct offering, net of offering costs	-	-	-	-	434,784	43	914,185	-	-	914,228
Stock options issued to settle accrued payable	-	-	-	-	-	-	27,500	-	-	27,500
Stock-based compensation	-	-	-	-	-	-	99,738	-	-	99,738
Net loss	-	-	-	-	-	-	-	(709,555)		(709,555)
Balance, March 31, 2025	350,000	$3,500,000	$-	$-	2,684,074	$268	$50,436,110	$(52,777,248)	$-	$1,159,130

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,987,608)	$(709,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease cost	122,553
Stock-based compensation expense	82,176	99,738
Fair value of shares issued for services	53,400	-
Changes in operating assets and liabilities:
Prepaid insurance	(29,349)	3,813
Other prepaid expenses	(56,244)	(26,793)
Accounts payable and accrued expenses	(45,401)	56,770
Research and development contract liabilities	6,297	7,544
Operating lease liability	22,813	-
Net cash used in operating activities	(1,831,363)	(568,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized costs for LiGHT equipment	(24,859)	-
Net cash used in investing activities	(24,859)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of securities in registered direct offerings, net of offering costs	-	914,228
Net cash provided by financing activities	-	914,228

NET CHANGE IN CASH
Net increase (decrease)	(1,856,222)	345,745
Cash - Beginning of period	5,106,872	1,038,952
Cash - End of period	$3,250,650	$1,384,697

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$3,135

Non-cash investing and financing activities:
Settlement of accrued compensation to Board of Directors by issuance of stock options	-	$27,500
Exercise of pre-funded warrants	$28	$-
Conversion of Series B Convertible Preferred Stock into common stock and related dividend	$1,800,642	$-

See accompanying notes to condensed consolidated financial statements.

LIXTE BIOTECHNOLOGY HOLDINGS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2026 and 2025

1. Organization and Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, of Lixte Biotechnology Holdings, Inc. (a Delaware corporation), include the accounts of Lixte Biotechnology, Inc. (a wholly-owned Delaware corporation), and Liora Technologies Europe Ltd. (“Liora”, an 80% owned corporation organized under the laws of England and Wales) (collectively, the “Company”).

In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2026, and the results of its operations for the three months ended March 31, 2026, and its cash flows for the three months ended March 31, 2026. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC.

Business

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

The Company is the majority shareholder of Liora Technologies Europe Ltd., which is pioneering the development of electronically controlled proton therapy systems for treating tumors in various types of cancers. Liora’s proprietary technology, known as LiGHT System (Linac for Image Guided Hadron Therapy), has significant advantages over currently available technologies for treating tumors with proton therapy. Liora is an excellent complement to the pharmaceutical side of the Company’s business and ongoing clinical trials with LB-100 for Ovarian Clear Cell Carcinoma and Metastatic Colon Cancer.

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

Going Concern

For the three months ended March 31, 2026, the Company incurred a net loss of $1,987,608 and used cash in operations of $1,831,363. As of March 31, 2026, the Company had cash of $3,250,650 available to fund its operations. The Company has not generated recurring revenues since inception and has incurred negative operating cash flows as it advances its development programs. As a result, management has concluded that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this quarterly report. In addition, our independent registered public accounting firm, in their audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently engaged in early-stage clinical trials for its lead product candidate, LB-100. These activities require substantial research, development, regulatory, and clinical expenditures, and the Company does not expect to generate sustainable operating revenues for several years, if ever. At March 31, 2026, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated approximately $483,000 which are expected to be incurred through December 31, 2027.

In addition, the Company expects to incur approximately $2 million over the next 24 months to recommission and update the LiGHT system equipment. Liora currently has no revenues, and the Company will require additional capital to fund these activities.

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

On August 23, 2024, the Company received written notification from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”). On October 3, 2024, the Company submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement. On October 21, 2024, the Staff provided written notification to the Company that it had granted an extension through February 18, 2025 to regain compliance with the Stockholders’ Equity Requirement. As of February 18, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on February 19, 2025, the Company received written notification from the Staff stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. The Company timely requested a hearing before the Nasdaq Hearings Panel (“Panel”), staying any suspension or delisting pending the Panel’s decision. Following an April 3, 2025 hearing, the Panel granted the Company a further extension through July 3, 2025 to regain compliance. On July 2, 2025, the Company closed a $5.05 million private placement and, on July 8, 2025, completed a $1.5 million registered direct offering. On July 15, 2025, Nasdaq notified the Company that it had regained compliance with the stockholders’ equity requirement.

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

Property and Equipment

The Company property and equipment consists of Liora’s LiGHT system equipment. Property and equipment are recorded at cost. The LiGHT machine requires recommissioning and updates and is not yet ready for its intended use. Accordingly, it is treated as an asset under construction, and depreciation will not begin until the asset is placed into service.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. In conducting its long-lived asset impairment analyses, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three months ended March 31, 2026 and 2025.

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

Patent, Licensing, Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of commercially viable products based on the Company’s research efforts and related patent applications, all patent, licensing, legal and filing fees and costs related to the development and protection of the Company’s intellectual property are charged to operations as incurred. Patent and licensing legal and filing fees and costs were $35,032 and $56,084 for the three months ended March 31, 2026 and 2025, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the Company’s consolidated statement of operations.

Concentration of Risk

The Company periodically contracts with vendors and consultants to provide services related to the Company’s operations. Charges incurred for these services can be for a specific period (typically one year) or for a specific project or task. Costs and expenses incurred that represented 10% or more of general and administrative costs or research and development costs for the three months ended March 31, 2026 and 2025 are described below.

General and administrative costs for the three months ended March 31, 2026 and 2025 include charges from legal firms and other vendors for general licensing and patent prosecution costs relating to the Company’s intellectual properties representing 2.7% and 9.1%, respectively of total general and administrative costs. General and administrative costs for the three months ended March 31, 2026 also include charges for management representation representing 7.29% of total general and administrative costs. General and administrative costs for the three months ended March 31, 2026 includes charge from a vendor and consultant of 20% and 30% respectively, of total general and administrative costs. General and administrative costs for the three months ended March 31, 2026 and 2025 include charges for the fair value of stock options granted to directors and corporate officers representing 0% and 12.1%, respectively, of total general and administrative costs.

Research and development costs for the three months ended March 31, 2026 include charges from two major vendors representing 90.6% , of total research and development costs.

Research and development costs for the three months ended March 31, 2025 include charges from five vendors and consultants representing 30.7%, 17.1%, 15.3%, 15.1% and 14.7%, respectively, of total research and development costs.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has determined that the warrants issued in the February 2025 equity financing, and the July 2025 equity financings (see Note 5) meet the requirements for equity classification. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each reporting date. At March 31, 2026 and December 31, 2025, the Company did not have any liability-classified warrants.

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

Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares outstanding utilized for determining basic net loss per common share for the three months ended March 31, 2026 includes all pre-funded warrants sold that have not been exercised as of March 31, 2026. Basic and diluted loss per common share was the same for all periods presented because all preferred shares, warrants (excluding pre-funded warrants) and stock options outstanding were anti-dilutive.

At March 31, 2026 and 2025, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2026	2025
Series A Convertible Preferred Stock	-	72,917
Common stock warrants (excluding pre-funded warrants)	8,501,283	1,275,758
Common stock options	1,148,059	662,078
Total	9,649,342	2,010,753

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

During the three months ended March 31, 2026 and 2025, the Company incurred various costs and expenses denominated in Euros, which were converted into United States dollars at the average rate of 1.1703 and 1.0516 Euros per United States dollar, respectively. As of March 31, 2026 and December 31, 2025, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is in the process of evaluating the adoption of this ASU to determine its impact on the Company’s disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which includes amendments to clarify interim reporting requirements and applicability of Topic 270 and codifies a principle requiring disclosure of material events and changes since the most recent annual reporting period. This guidance is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

The Company’s management has evaluated all other recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

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

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM and included in research and development costs for the three months and March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Clinical and related oversight costs	$309,794	$15,868
Preclinical research focused on development of additional novel anti-cancer compounds	23,582	42,770
Regulatory service costs	-	32,819
Total research and development costs	$333,376	$91,457

The following table presents a summary of research and development costs for the three months ended March 31, 2026 and 2025 based on the respective geographical regions where such costs were incurred.

	Three Months Ended
	March 31,
	2026	2025
United States	$38,972	$58,571
Spain	294,404	32,886
Total	$333,376	$91,457

The following table presents the significant segment expenses (10% or greater) and other segment items regularly reviewed by the Company’s CODM and included in general and administrative costs for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Compensation:
Cash based compensation	$213,434	$108,731
Stock-based compensation	82,176	99,738
Patent and licensing legal and filing fees and costs	35,032	56,084
Marketing and public relations	481,900	-
Accounting and bookkepping services	254,744	41,909
Audit and legal	195,846	134,103
Consulting fees	181,856	29,303
Insurance expense	64,387	64,277
Other costs and expenses, net	144,656	81,338
Total general and administrative costs	$1,654,031	$615,483

4. Acquisition of Liora Technologies Europe Ltd.

On November 21, 2025, the Company entered into a share exchange agreement to acquire Liora from Orbit Capital. The acquisition was executed through multiple agreements, including (i) an initial share exchange agreement dated November 21, 2025 (the “Original SEA”); (ii) a subsequent share exchange agreement dated December 30, 2025 (the “Post-Closing SEA”); and (iii) an amended and restated agreement dated March 6, 2026 (the “A&R Agreement”). The Post-Closing SEA finalized the structure such that Lixte owned 80% of Liora and Orbit Capital owned 20% of Liora. In addition there was a royalty agreement between the Company and Orbit dated November 21, 2025, that was terminated on December 16, 2025. As of March 31, 2026 and December 31, 2025, the Company owns 80% of Liora and consolidates Liora, with the remaining 20% ownership interest presented as noncontrolling interest.

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

In January 2026, the Company capitalized an additional $24,859 of direct acquisition costs consisting primarily of UK stamp duty fees, increasing the recorded cost basis of the acquired LIGHT proton therapy system equipment to $6,607,419.

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

Lease accounting

The LiGHT machine is located in a leased facility. After the acquisition of the LiGHT machine from AVO, Liora entered into a two year operating lease with the Daresbury Laboratory site on November 17, 2025. The Company assumed the lease obligations and is accounting for the lease under ASC 842, including recognition of a right-of-use asset and lease liability (see Note 5). Currently, the Company expects that the LiGHT machine will continue to be housed at this location on a long-term basis.

5. Leases

On November 21, 2025, the Company assumed, as part of the Liora acquisition, a two-year lease agreement with United Kingdom Research and Innovation for the rental of the premises at UKRI Daresbury that houses the acquired LiGHT system equipment. The lease was classified as an operating lease and has a quarterly base rent of GBP 147,596 or approximately $198,500. The lease commencement date was November 17, 2025 and has no renewal option. The Company recognized a right-of-use asset and corresponding lease liability of $1,043,437 for the UKRI Daresbury Lease.

Supplemental cash flow information related to operating leases is as follows:

Three months ended March 31, 2026
Cash payments for operating leases	-
Weighted-average remaining lease term (in years)	1.63
Weighted-average discount rate	9.0%

The Company’s operating lease right of use asset was $972,682 as of December 31, 2025. During the three months ended March 31, 2026, the Company recorded noncash operating lease expense of $122,553, resulting in an operating lease right of use asset of $850,129 as of March 31, 2026.

The Company’s operating lease liability balance was $1,034,377 as of December 31, 2025. During the three months ended March 31, 2026, the Company was not required to make any lease payments against its operating lease obligations. During the three months ended March 31, 2026, the accretion of the lease liability was $22,813, resulting in a lease liability of $1,057,190 as of March 31, 2026. The current portion of operating lease obligation was $595,418, and a long-term portion of the operating lease obligation was $461,772.

During the three months ended March 31, 2026 and 2025, lease costs totaled approximately $83,860 and $77,061, respectively.

As of March 31, 2026, the weighted average remaining lease terms for operating lease is 1.63 years, and the weighted average discount rate for operating lease is 9.00%.

Maturities of the Company’s operating lease liabilities are as follows as of March 31, 2026:

As of March 31, 2026

2026 (remaining)	$595,418
2027	564,884
Thereafter	-
Total	1,160,302
Less: Imputed interest	(103,112)
Total operating lease liability	$1,057,190

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

On October 21, 2025, the Company filed a Certificate of Elimination of Certificate of Designations of Series A Convertible Preferred Stock with the Delaware Secretary of State to eliminate the 350,000 shares of Preferred Stock associated with the Series A Convertible Preferred Stock classification.

On July 1, 2025, the Company filed amendment to Certificate of Incorporation by filing Certificate of Designations, Preferences, Rights and Limitations of its Series B Convertible Preferred Stock with the Delaware Secretary of State. The Company has designated a total of 3,573,130 shares as Series B Convertible Preferred Stock with a stated value of $0.7146 per share. Each Preferred Share is convertible into one share of Common Stock, subject to standard adjustments such as stock splits and stock dividends. The Preferred Shares are non-voting, except that certain actions of the Company may not be taken except upon approval of holders who own a majority in stated value of the Preferred Shares. The Preferred Shares bear an 8% per annum cumulative dividend non-compounding and payable at conversion either in cash or, at the holder’s election, in shares of Common Stock valued at the then effective conversion rate.

As of March 31, 2026 and December 31, 2025 the Company had 10,000,000 and 7,576,870 shares respectively, of undesignated preferred stock, which may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, the Company had 11,632,944 shares and 8,790,102 shares, respectively, of common stock issued and outstanding.

2026 common stock transactions

Shares issued for services

On January 6, 2026, the Company entered into a consulting agreement with Pillow Hog Ventures, Inc (“PHVC”) for marketing and strategic consulting services. The agreement is for a term of six months ending June 30, 2026. The agreement provides for the payment to PHVC of 15,000 shares of the Company’s common stock.

Exercise of Preferred Series B Stock

During January and February 2026, holders of the Company’s Preferred Series B stock converted an aggregate of 2,423,130 preferred shares, together with accrued cumulative dividends of $86,955, into 2,544,821 shares of the Company’s common stock. Each preferred share was convertible into one share of common stock, with accrued 8% cumulative dividends payable upon conversion in additional shares of common stock at a conversion price of $0.7146 per share. As of March 31, 2026, no Preferred Series B shares remained outstanding.

Exercise of Pre-Funded Warrants

During the three months ended March 31, 2026, warrant holders exercised 283,021 pre-funded warrants resulting in the issuance of 283,021 shares of the Company’s common stock.

2025 common stock transactions

February 2025 equity offering

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2025	8,512,614	1.914
Issued	-
Exercised	-
Expired	(11,331)
Warrants outstanding at March 31, 2026	8,501,283	1.8677	3.56

At March 31, 2026, the outstanding warrants are exercisable at the following prices per common share:

Exercise Price	Warrants Outstanding (Shares)
$1.00	6,355,214
2.29	414,784
3.0188	32,609
6,802,607

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

The following table presents a summary of activities related to pre-funded warrants.

Number of Shares
Pre-funded warrants outstanding at December 31, 2025	545,521
Issued	-
Exercised	(283,021)
Expired	-
Pre-funded warrants outstanding at March 31, 2026	262,500

The following table presents a summary of total number of common stock warrants and pre-funded warrants.

Warrant Type	3/31/2026
Common stock warrants	8,501,283
Pre-funded warrants	262,500
Total warrants outstanding	8,763,783

7. Related Party Transactions

Related party transactions include transactions with the Company’s officers, directors and affiliates.

Employment Agreements with Officers

Effective June 16, 2025, the Company entered into an employment agreement with Geordan Pursglove pursuant to which Mr. Pursglove was appointed as the Company’s Chief Executive Officer and Chairman of the Board of Directors for a term of three years, subject to automatic termination if the Company did not complete a successful financing that would enable it to maintain its listing on the Nasdaq Capital Market by July 3, 2025, which was accomplished on July 2, 2025. Under the employment agreement, Mr. Pursglove will receive an annual salary of $240,000, which was increased to $360,000 effective as of January 1, 2026. During the three months ended March 31, 2026 and 2025, the Company paid $90,000 and $0 , respectively to Mr. Pursglove. Effective September 1, 2025, the Company appointed Geordan Pursglove as the Company’s President as the result of the resignation of Bastiaan (“Bas”) van der Baan (see below).

Effective September 1, 2025, the Company entered into an employment agreement with Peter Stazzone to act as the Company’s Chief Financial Officer, for a term of one year, with an annual salary of $150,000. During the three months ended March 31, 2026, the Company paid $37,500 to Mr. Stazzone.

In 2023, the Company entered into an employment agreement with Bas van der Baan to act as the Company’s President, Chief Executive Officer. Effective October 6, 2023, Mr. van der Baan was appointed as Chairman of the Board of Directors. Effective June 16, 2025, the employment agreement was amended to provide that Mr. van der Baan will serve as President and Chief Scientific Officer of the Company. Effective September 1, 2025, Mr. van der Bann resigned as President, but remained as the Company’s Chief Scientific Officer. The term of the employment agreement is for three years and is automatically renewable for additional one-year periods. During the three months ended March 31, 2026 and 2025, the Company paid $40,987 and $37,477, respectively, respectively, to Mr. van der Baan.

Former officers

In 2020, the Company entered into an employment agreement with Robert N. Weingarten to act as the Company’s Vice President and Chief Financial Officer. Mr. Weingarten resigned from the Company on September 1, 2025. During the three months ended March 31, 2025, the Company paid $43,750 to Mr. Weingarten.

In 2024, the Company entered into a consulting agreement with Dr. Jan H.M. Schellens, M.D., Ph.D. the Company engaged Dr. Schellens as a consultant, and, effective August 1, 2024, as the Company’s Chief Medical Officer. The Company pays Dr. Schellens an annual compensation of 104,000 Euros (approximately $108,000 as of December 31, 2025). Effective as of July 31, 2025, the Company agreed to accept the resignation of Dr. Schellens. During the three months ended March 31, 2025, the Company paid $27,504 to Dr. Schellens.

In 2022, René Bernards was appointed to the Company’s Board of Directors as an independent director. and would receive annual compensation for his services on the Board only in the form of cash, in lieu of the annual June 30 grant of stock options as provided to the Company’s other non-officer directors. During the three months ended March 31, 2025, the Company recorded charges of $0. On September 1, 2025 the board accepted his resignation.

Compensatory Arrangements for Members of the Board of Directors

Total cash compensation paid to non-officer directors was $27,500 and $0, respectively, for the three months ended March 31, 2026 and 2025.

Stock-based compensation granted to members of the Company’s Board of Directors, officers and affiliates is described at Note 8.

8. Stock-Based Compensation

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

As of March 31, 2026, unexpired stock options for 719,309 shares were issued and outstanding under the 2020 Plan and 2,780,691 shares were available for issuance under the 2020 Plan.

During the three months ended March 31, 2026, the Company did not grant any stock options.

On January 20, 2025, the Company granted 16,554 stock options to four non-officer directors of the Company to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.33 per share (the closing market price on the grant date). The grant date fair value of the stock options determined pursuant to the Black-Scholes option-pricing model was determined to be $27,500 and was accrued at December 31, 2024 and charged to operations in 2024. During the three months ended March 31, 2025, there was no expense charged to operations with respect to these stock options.

On March 31, 2025, the Company granted to four non-officer directors of the Company a total of 32,181 stock options to purchase shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $1.21 per share (the closing market price on the grant date). The stock options are exercisable for a period of five years and were immediately vested. The grant date fair value of the stock options determined pursuant to the Black-Scholes option-pricing model was determined to be $27,500, which was charged to operations on March 31, 2025, the date the stock options were fully vested.

The total fair value of options that vested during the three months ended March 31, 2026 and 2025, was $82,176 and $99,738 respectively.

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

For stock options requiring an assessment of value during the three months ended March 31, 2025, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Schedule of Fair Value of Each Option Award Estimated Assumption

Risk-free interest rate	3.950%
Expected dividend yield	0%
Expected volatility	128.78%
Expected life	2.5 years

A summary of stock-based compensation costs for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

Officers and directors of the Company	$82,176	$99,738
Non-related parties	-	-
Stock-based compensation costs	$82,176	$99,738

A summary of stock option activity during the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2025	1,158,059	$5.033	3.34
Granted	—	—
Exercised	—	—
Expired	(10,000)	32.10
Stock options outstanding at March 31, 2026	1,148,059	4.797	3.13

Stock options exercisable at December 31, 2025	1,059,311	5.20	3.23
Stock options exercisable at March 31, 2026	1,148,059	$4.797	3.13

As of March 31, 2026, 1,148,059 stock options were vested and exercisable. Total deferred compensation expense for the outstanding value of unvested stock options was approximately $230,000 at March 31, 2026, which will be recognized subsequent to March 31, 2026 over a weighted-average period of approximately 9 months.

At March 31, 2026, the outstanding common stock options, including options issued in the form of warrants, are exercisable at the following prices per common share:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.905	72,648	50,148
$1.210	32,181	32,181
$1.870	21,217	21,217
$1.950	250,000	250,000
$2.330	16,665	16,665
$2.370	51,598	44,100
$2.390	5,000	5,000
$2.830	350,000	350,000
$3.590	50,000	31,250
$4.050	50,000	25,000
$4.450	50,000	25,000
$5.025	8,750	8,750
$5.880	40,000	40,000
$7.400	55,000	55,000
$20.000	20,000	20,000
$20.600	20,000	20,000
$28.000	25,000	25,000
$30.300	30,000	30,000
$32.100	-	10,000
	1,148,059	1,059,311

Based on the closing fair market value of $3.07 per common share on March 31, 2026, the intrinsic value attributed to exercisable but unexercised common stock options was approximately $615,232 at March 31, 2026.

Outstanding stock options to acquire 66,249 shares of the Company’s common stock had not vested at March 31, 2026.

9. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2026 and December 31, 2025, the Company was not subject to any threatened or pending lawsuits, legal claims or legal proceedings.

Principal Commitments

Clinical Trial Agreements

At March 31, 2026, the Company’s remaining financial contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements not yet incurred, as described below, aggregated $482,702, including clinical trial agreements of $293,000 and clinical trial monitoring agreements of $189,702, which, based on current estimates, are currently scheduled to be incurred through approximately December 31, 2027. The Company’s ability to conduct and fund these contractual commitments is subject to the timely availability of sufficient capital to fund such expenditures, as well as any changes in the allocation or reallocation of such funds to the Company’s current or future clinical trial programs. The Company expects that the full amount of these expenditures will be incurred only if such clinical trial programs are conducted as originally designed and their respective enrollments and duration are not modified or reduced. Clinical trial programs, such as the types that the Company is engaged in, can be highly variable and can frequently involve a series of changes and modifications over time as clinical data is obtained and analyzed, and is frequently modified, suspended or terminated, in part based on receipt or lack of receipt of an indication of clinical benefit or activity, before the clinical trial endpoint is reached. Accordingly, such contractual commitments as discussed herein should be considered as estimates only based on current clinical assumptions and conditions and are typically subject to significant modifications and revisions over time.

The following is a summary of the Company’s ongoing active contractual clinical trials described below as of March 31, 2026:

Description of Clinical Trial	Institution	Start Date	Projected End Date	Number of Patients in Trial	Study Objective	Clinical Update	Expected Date of Preliminary Efficacy Signal	NCT No.	Remaining Financial Contractual Commitment

LB-100 combined with atezolizumab in microsatellite stable metastatic colorectal cancer (Phase 1b)	Netherlands Cancer Institute (NKI)	August 2024	December 2026	37	Determine RP2D with atezolizumab	First patient entered August 2024, in total two patients entered	December 2027	NCT06012734	(1)
LB-100 combined with doxorubicin in advanced soft tissue sarcoma (Phase 1b)	GEIS	June 2023	Enrollment completed September 2024	9 to 18	Determine MTD and RP2D	Fourteen patients entered	March 2026	NCT05809830	$293,000
Doxorubicin with or without LB-100 in advanced soft tissue sarcoma (Randomized Phase 2)	GEIS	TBD	TBD	150	Determine efficacy: PFS	Clinical trial not yet begun (subject to completion of Phase 1b GEIS clinical trial)	TBD	NCT05809830	$(1)
LB-100 combined with dostarlimab in ovarian clear cell carcinoma (Phase 1b/2)	MD Anderson	January 2024	December 2027	42	Determine the OS of patients with recurrent ovarian clear cell carcinoma	Twenty one patients entered	December 2027	NCT06065462	(1)
Total									$293,000

(1)	The Company has no financial contractual commitments associated with these clinical trials at March 31, 2026.

Netherlands Cancer Institute. In June, 2024, the Company entered into a Clinical Trial Agreement with the Netherlands Cancer Institute (“NKI”) to conduct a Phase 1b clinical trial of the Company’s protein phosphatase inhibitor, LB-100, combined with atezolizumab, a PD-L1 inhibitor, the proprietary molecule of F. Hoffman-La Roche Ltd. (“Roche”), for patients with microsatellite stable metastatic colorectal cancer. Under the agreement, the Company will provide its lead compound, LB-100, and under a separate agreement between NKI and Roche, Roche will provide atezolizumab and financial support for the clinical trial. The Company has no obligation to and will not provide any reimbursement of clinical trial costs. Pursuant to the agreement and the protocol set forth in the agreement, the clinical trial will be conducted by NKI at NKI’s site in Amsterdam by principal investigator Neeltje Steeghs, MD, PhD, and NKI will be responsible for the recruitment of patients. The agreement provides for the protection of the respective intellectual property rights of each of the Company, NKI and Roche.

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

The Company’s agreement with GEIS provided for various payments based on achieving specific milestones over the term of the agreement. During the three months ended March 31, 2026 and 2025, the Company did not incur any costs pursuant to this agreement.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $293,000 for the Phase 1b portion of this clinical trial as of March 31, 2026, which is currently scheduled to be incurred through December 31, 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro. Such fluctuations are recorded in the consolidated statements of operations as foreign currency gain or loss, as appropriate, and have not been significant.

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

Costs under this letter of intent and related work order agreement are estimated to be approximately $95,000. During the three months ended March 31, 2026 and 2025, the Company incurred costs of $7,742 and $6,638 pursuant to this letter of intent and subsequent work order.

The Company’s aggregate commitment pursuant to this letter of intent, less amounts previously paid to date, totaled approximately $40,000 as of March 31, 2026, which is expected to be incurred through December 31, 2027.

City of Hope. On February 5, 2021, the Company signed a new work order agreement with Theradex to monitor the City of Hope investigator-initiated clinical trial in small cell lung cancer in accordance with FDA requirements for oversight by the sponsoring party. Costs under this work order agreement were estimated to be approximately $335,000. During the three months ended March 31, 2026 and 2025, the Company did not incur any costs pursuant to this work order. As of December 31, 2025, total costs of $89,323 had been incurred pursuant to this work order agreement. As a result of the closure of the Agreement with City of Hope effective July 8, 2024, the work order was terminated on July 8, 2024.

GEIS. On June 22, 2023, the Company finalized a work order agreement with Theradex, to monitor the GEIS investigator-initiated clinical Phase I/II randomized trial of LB-100 plus doxorubicin vs. doxorubicin alone in first line of advanced soft tissue sarcoma. The study oversight is expected to be completed by December 31, 2026.

Costs under this work order agreement are estimated to be approximately $153,000, with such payments expected to be allocated approximately 72% to Theradex for services and approximately 28% for payments for pass-through software costs. During the three months ended March 31, 2026 and 2025, the Company incurred costs of $0 and $53,327, respectively, pursuant to this work order.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $86,000 as March 31, 2026, which is expected to be incurred through December 31, 2027.

Netherlands Cancer Institute. On August 27, 2024, the Company finalized a work order agreement with Theradex, to monitor the NKI Phase 1b clinical trial of LB-100 combined with atezolizumab, a PD-L1 inhibitor, for patients with microsatellite stable metastatic colorectal cancer. The study oversight was expected to be completed by May 31, 2027.

Costs under this work order agreement were estimated to be approximately $106,380, with such payments expected to be allocated approximately 47% to Theradex for services and approximately 53% for payments for pass-through software costs. During three months ended March 31 2026 and 2025, the Company incurred total costs of $5,900 and $5,200 pursuant to this work order agreement.

The Company’s aggregate commitment pursuant to this clinical trial monitoring agreement, less amounts previously paid to date, totaled approximately $64,000 as of March 31, 2026, which was expected to be incurred through May 31, 2027.

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

The Company is obligated to pay the NIH an annual royalty of $30,000 is due each January 1 and may be credited against any earned royalties due for sales made in that year. During the three months ended March 31, 2026 and 2025, the Companyt paid NIH $30,000, respectively.

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

During the three months ended March 31, 2026 and 2025, the Company incurred costs of $7,500 and $7,397, respectively, in connection with its obligations under the License Agreement. Such costs when incurred have been included in general and administrative costs in the Company’s consolidated statement of operations.

The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $1,735,000 as of March 31, 2026, which is expected to be incurred over approximately the next nineteen years.

Other Significant Agreements and Contracts

BioPharmaWorks. Effective September 14, 2015, the Company entered into a Collaboration Agreement with BioPharmaWorks, pursuant to which the Company engaged BioPharmaWorks to perform certain services for the Company.

The Company recorded charges to operations pursuant to this Collaboration Agreement of $13,200 and $14,000 during the three months ended March 31, 2026 and 2025, respectively, which were included in research and development costs in the consolidated statements of operations.

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

During the three months ended March 31, 2026 and 2025, the Company incurred charges of $0 and $0, respectively, with respect to this agreement. The Company’s aggregate commitment pursuant to this agreement, less amounts previously paid to date, totaled approximately $116,000 as of March 31, 2026, which is expected to be incurred through October 2026. As the work is being conducted in Europe and is paid for in Euros, final costs are subject to foreign currency fluctuations between the United States Dollar and the Euro.

MRI Global. As amended, the Company has contracted with MRI Global for stability analysis, storage and distribution of LB-100 for clinical trials in the United States. During the three months ended March 31, 2026 and 2025, the Company incurred costs of $6,000 and $15,501, respectively, pursuant to this contract.

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

Other Business Risks

The Company is also subject to additional risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events. U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as the implementation of tariffs, inflation, the risk of a recession and ongoing conflicts in other countries. In addition, if equity and credit markets deteriorate, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

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

10. Subsequent Events

On April 15, 2026, the Compensation Committee of the Board of Directors approved the cancellation of certain outstanding stock options previously granted to the Company’s current officers and directors and, in replacement thereof, granted restricted share units (“RSUs”) under the Company’s 2020 Stock Incentive Plan. The Company will recognize an incremental cost if the fair value is increased as a result of the modification.

On May 5, 2026, 250,000 common warrants that were included in the prefunded units of the July 2, 2025 offering, were exercised at $1.00 for 250,000 shares of common stock.

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

Going Concern

For the three months ended March 31, 2026, the Company incurred a net loss of $1,987,608 and used cash in operations of $1,831,363. As of March 31, 2026, the Company had cash of $3,250,650 available to fund its operations. The Company has not generated recurring revenues since inception and has incurred negative operating cash flows as it advances its development programs. As a result, management has concluded that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this quarterly report. In addition, our independent registered public accounting firm, in their audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently engaged in early-stage clinical trials for its lead product candidate, LB-100. These activities require substantial research, development, regulatory, and clinical expenditures, and the Company does not expect to generate sustainable operating revenues for several years, if ever. At March 31, 2026, the Company’s remaining contractual commitments pursuant to clinical trial agreements and clinical trial monitoring agreements aggregated approximately $482,702 which are expected to be incurred through December 31, 2027.

In addition, through the acquisition of Liora, the Company expects to incur approximately $2 million over the next 24 months to recommission and update the Light machine. Liora currently has no revenues, and the Company will require additional capital to fund these activities.

Management is actively evaluating and pursuing additional financing alternatives, including equity and debt financing and potential strategic transactions. However, there can be no assurance that additional funding will be available on acceptable terms, in sufficient amounts, or at all. If the Company is unable to obtain the necessary funding, it may be required to delay, scale back, or eliminate its clinical development programs; curtail expenditures related to the LiGHT system; or pursue strategic alternatives, including potential asset sales or the cessation of operations.

Nasdaq Compliance

The Company’s common stock are traded on the Nasdaq Capital Market under the symbol “LIXT”.

On August 23, 2024, the Company received written notification from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”). On October 3, 2024, the Company submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement. On October 21, 2024, the Staff provided written notification to the Company that it had granted an extension through February 18, 2025 to regain compliance with the Stockholders’ Equity Requirement. As of February 18, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on February 19, 2025, the Company received written notification from the Staff stating that the Company did not meet the terms of the extension because it did not complete its proposed financing initiatives to regain compliance. The Company timely requested a hearing before the Nasdaq Hearings Panel (“Panel”), staying any suspension or delisting pending the Panel’s decision. Following an April 3, 2025 hearing, the Panel granted the Company a further extension through July 3, 2025 to regain compliance. On July 2, 2025, the Company closed a $5.05 million private placement and, on July 8, 2025, completed a $1.5 million registered direct offering. On July 15, 2025, Nasdaq notified the Company that it had regained compliance with the stockholders’ equity requirement.

The Company remains subject to a Panel Monitor under Nasdaq Listing Rule 5815(d)(4)(B) through July 15, 2026. During this period, any future deficiency in stockholders’ equity would require the Company to request a hearing before the Panel rather than submit a new compliance plan.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this document.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this document. These policies, together with the related estimates and assumptions, are fundamental to understanding the Company’s results of operations and financial condition. Management evaluates these policies and estimates on an ongoing basis based on historical experience, current conditions, and other factors deemed relevant.

There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the Company’s most recent Annual Report on Form 10-K.

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

Results of Operations

At March 31, 2026, the Company had not yet commenced any revenue-generating operations, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2026	2025

Revenues, net	$-	$-

Costs and expenses:
General and administrative costs	1,654,031	615,483
Research and development costs	333,376	91,457
Total costs and expenses	1,987,407	706,940

Loss from operations	(1,987,407)	(706,940)

Other income (expenses):
Interest Income	3,370	441
Interest Expense	(3,094)	(3,135)
Foreign currency gain (loss)	(475)	79
Net loss	$(1,987,608)	$(709,555)
Series B Convertible Preferred Stock 8% cumulative dividend	(17,882)	-
Non-controlling interest	63,932	-
Net loss attributable to common stockholders	(1,941,558)	(709,555)

Net loss per common share – basic and diluted	$(0.18)	$(0.29)

Weighted average common shares outstanding – basic and diluted	10,889,003	2,471,513

Three Months Ended March 31, 2026 and 2025

Revenues. The Company did not have any revenues for the three months ended March 31, 2026 and 2025.

Research and Development Costs. For the three months ended March 31, 2026, research and development costs were $333,376 which consisted of clinical and related oversight costs of $309,794 and compound maintenance costs of $5,516, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $13,566.

For the three months ended March 31, 2025, research and development costs were $91,457, which consisted of clinical and related oversight costs of $15,868, compound maintenance costs of $32,819, and preclinical research focused on development of additional novel anti-cancer compounds to add to the Company’s clinical pipeline of $42,770.

Research and development expenses increased by $241,919, or 265%, in 2026 as compared to 2025. The increase was primarily attributable to a final payment related to clinical trial engagement which increased the cost by $293,297, partially offset by a decrease in compound maintenance costs of $56,507.

General and Administrative Costs. For the three months ended March 31, 2026, general and administrative costs were $1,654,031 which primarily consisted of Accounting fees of $413,504, Investment banking fees of $250,000, payroll expenses of $217,927, public relations fees of $178,500, consulting fees related to Liora acquisition of $172,572, legal fees of $37,590, lease expense of $145, 365, Insurance expense including D&O of $64,387, intellectual property costs of $35,032, listing fees of $14,000, Investor relations of $13,797, licenses and royalties of $7,500, and stock-based compensation to related parties of $82,176.

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

General and administrative costs increased by $1,038,548 or 169%, in 2026 as compared to 2025, primarily as a result of increase in accounting fees by $318,485, increase in investment banking fees by $221,140, increase in public relations costs by 178,500, consulting fees related to acquisition by $172,572, increase in lease expense by $145,365, increase in payroll expense by $127,162 partially offset by decrease in legal fees by $43,847, decrease in consulting fees supporting prior period activities with no equivalent services requested in current period, decrease in intellectual property by $21,052.

Interest Income. For the three months ended March 31, 2026, the Company had interest income of $3,370, as compared to interest income of $441 for the three months ended March 31, 2025, due to higher average cash balance and from prevailing higher interest rates compared to three months ended March 31, 2025.

Interest Expense. For the three months ended March 31, 2026, the Company had interest expense of $3,094, as compared to interest expense of $3,135 for the three months ended March 31, 2025, related to the financing of the premium for the Company’s directors and officers liability insurance policy.

Realized Gain (Loss) on Foreign Currency Transactions. For the three months ended March 31, 2026, the Company had a realized foreign currency loss of $475, as compared to a foreign currency gain of $79 for the three months ended March 31, 2025, from foreign currency transactions.

Net Loss. For the three months ended March 31, 2026, the Company incurred a net loss of $1,987,608, as compared to a net loss of $709,555 for the three months ended March 31, 2025.

Liquidity and Capital Resources – March 31, 2026

The Company’s condensed consolidated statements of cash flows as discussed herein are as follows:

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(1,831,363)	$(568,483)
Net cash used in investing activities	(24,859)	—
Net cash provided by financing activities	—	914,228
Net increase (decrease) in cash	$(1,856,222)	$345,745

At March 31, 2026, the Company had working capital of $2,182,816, as compared to working capital of $3,845,268 at December 31, 2025, reflecting a net decrease in working capital of $1,662,452 for the three months ended March 31, 2026. The decrease in working capital during the three months ended March 31, 2026 was primarily due to operating activities. As of March 31, 2026, the Company had cash of $3,250,650 available to fund its operations.

Going Concern

For the three months ended March 31, 2026, the Company incurred a net loss of $1,987,608 and used cash in operations of $1,831,363. As of March 31, 2026, the Company had cash of $3,250,650 available to fund its operations. The Company has not generated recurring revenues since inception and has incurred negative operating cash flows as it advances its development programs. As a result, management has concluded that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this quarterly report. In addition, our independent registered public accounting firm, in their audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026, the end of the most recent fiscal period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which are beyond the Company’s control, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026 (the “2025 Form 10-K”).

The Risk Factors set forth in the 2025 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2025 Form 10-K could materially adversely affect the Company’s business, financial condition or future results, and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

As of the date of the filing of this document, except as disclosed elsewhere in this document, including Note 9. Subsequent Events, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

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

LIXTE BIOTECHNOLOGY HOLDINGS, INC.
(Registrant)

Date: May 14, 2026	By:	/s/ GEORDAN PURSGLOVE
Geordan Pursglove
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ PETER STAZZONE
Peter Stazzone
Chief Financial Officer
(Principal Financial and Accounting Officer)

